Form 10-Q
period 1996-12-31
SILVERTHORNE PRODUCTION CO
filed 1998-03-26
CIK 726293

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarter year ended
                   December 31, 1996 and 1995

                 Commission File No. 2-85845-D
______________________________________________________________________________




                SILVERTHORNE PRODUCTION COMPANY
     (Exact name of Registrant as specified in its charter)

          COLORADO                                   84-0189377
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)


708 Margarita Ave, Coronado, CA 92118               (619) 522-0010
(Current address of principal executive office)  (Registrant s telephone
                                                  No. with area code)



     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     [x]  Yes  [  ]  No

     The number of shares outstanding of each class of Registrant s classes of Common Stock ($.001 par value)as of end of period covered by report was:

     December 31, 1995:   3,580,047
     December 31, 1996:   3,505,047



                PART I  -  FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS.

     Financial Statements (unaudited) for quarter year ended December 31, 1996 and December 31, 1995, attached and incorporated herein by reference. (See following pages)


SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
BALANCE SHEET -- December 31, 1996 & 1995

                                    Unaudited Audited      Unaudited Audited
                                    Dec 31    June 30      Dec 31    June 30
                                     1996      1996         1995      1995
ASSETS                               ----      ----         ----      ----

  CURRENT ASSETS:
    Cash                          $     0   $      0     $      0   $    138
    Treasure State Pipeline             0    300,000      300,000    300,000
    Deferred feasibility costs          0          0      107,999    107,999
                                  -------   --------     --------   --------
                                  $     0   $300,000     $407,999   $408,137
                                 ========   ========     ========   ========

LIABILITIES AND SHAREHOLDERS  EQUITY

  CURRENT LIABILITIES:
    Notes Payable                 $22,000   $ 22,000     $ 72,000   $ 72,000
    Accrued interest                9,409      8,245       12,323     11,732
    Bank Overdraft                      2          9           10          0
    Accounts Payable               73,951     65,369       66,472     57,890
                                  -------   --------     --------   --------
                                 $105,362   $ 95,623     $146,158   $141,622
                                 ________   ________     ________   ________

  SHAREHOLDERS  EQUITY
   (DEFICIENCY)
    Common Stock, par value
     $.001; authorized 50,000,000
     shares; 3,580,047 shares
     issued & outstanding:       $  3,505   $  3,580     $  3,580   $  3,580
    Additional paid-in capital    607,332    907,257      907,257    907,257
                                 --------   --------     --------   --------
    Retained earnings deficit:
      From regular operations   ( 617,286) ( 617,286)    (617,286) ( 617,286)
    Accumulated: developmental
      stage                     (  99,321) (  89,174)    ( 36,357) (  27,036)
                                 --------   --------      -------    -------
                                ( 716,607) ( 706,460)    (648,996) ( 644,322)
                                 ________   ________     ________   ________
TOTAL SHAREHOLDERS  EQUITY      $ 194,230  $ 204,377     $260,351   $266,515
                                 ________   ________     ________   ________
TOTAL LIABILITIES
  AND SHAREHOLDERS  EQUITY      $       0  $ 300,000     $407,999   $408,137
                                =========   ========     ========   ========


The accompanying notes are an integral part of the financial statements.



SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENT OF OPERATIONS -- December 31, 1996 & 1995




                                  Unaudited       Unaudited       Unaudited
                               6 months ended  6 months ended  6 months ended
                                Dec 31, 1996    Dec 31, 1995    Dec 31, 1994

REVENUES:                      $         0     $         0     $         0
  Decrease in accrued interest           0               0               0
                                  ________        ________        ________


EXPENSES:                           10,147           4,526           6,888

NET INCOME (LOSS)              $(   10,147)     $(   4,526)     $(   6,888)
                                  ========        ========        ========
NET (LOSS) PER COMMON SHARE    $     .0029      $    .0013      $    .0019
                                 =========       =========       =========
COMMON SHARES OUTSTANDING        3,505,047       3,580,047       3,580,047
                                 =========       =========       =========



The accompanying notes are an integral part of the financial statements.




SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
CASH FLOW STATEMENT -- December 31, 1996 & 1995


                                  Unaudited       Unaudited       Unaudited
                               6 months ended  6 months ended  6 months ended
                                Dec 31, 1996    Dec 31, 1995    Dec 31, 1995

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net (loss)                   $(   10,147)   $(      4,526)  $(    6,888)
   Increase (decrease) in
     accounts payable                 8,582            3,347         4,077
   Increase in accrued interest       1,164            1,179         2,820
                                 ----------     ------------    ----------
   Net cash flows from operation$(      401)   $           0   $(       21)
                                   ________         ________      ________

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Paid in capital             $         0    $           0   $         0
    Increase in notes payable             0                0             0
                                   --------         --------      --------
    Net cash flows from financing$        0    $           0   $         0
                                   ________         ________      ________

CASH FLOWS F0R INVESTMENT
  ACTIVITIES:
    Purchase of fixed assets    $         0    $           0   $         0
    Deferred feasibility costs            0                0             0
                                   --------         --------      --------
    Net cash flows for
      investments               $         0    $           0   $         0
                                   ________         ________      ________


NET INCREASE IN CASH AND
  CASH EQUIVALENT               $(      401)   $           0   $         0
  Cash at beginning of period           399     (         10)            9
                                   --------         --------      --------
  Cash at end of period         $(        2)   $(         10)  $(       12)
                                   ========         ========       ========



The accompanying notes are an integral part of the financial statements.





SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS  EQUITY (DEFICIT) --December 31,
1996 & 1995



                                                                    Total
                                        Additional               shareholders
              -------Common Stock-----   paid-in    Accumulated     equity
                Shares          Amount   capital      deficit    (deficiency)
                ------          ------   -------      -------    ------------
BALANCES,
 June 30,
 1995         #3,580,047    $   3,580   $907,257    $(644,322)   $  266,515

NET INCOME
 (LOSS) from
 Developmental
 Stage: Dec 31,
 1995                                               (  4,564)    (   4,564)
               ----------    --------   --------    ---------     ---------
BALANCES,
 Dec 31, 1995  #3,580,047   $   3,580   $907,257    $(648,886)   $ 261,951
                ========     ========  =========    =========     ========


BALANCES,
 June 30,
 1996          #3,505,047   $   3,505   $907,257    $( 706,640)  $ 204,377

NET INCOME
 (LOSS) from
 Developmental
 Stage: Dec 31,
 1996                                                (  10,147)    ( 0,147)
 Redemption/
 reversal     (   75,000)   (     75)  ( 299,925)
                --------       ------    -------       -------      ------
BALANCES,
 Dec 31,
 1996         #3,505,047    $  3,550   $ 607,332    $ ( 716,607)  $ 194,230
                ========     ========   =========     =========    ========



The accompanying notes are an integral part of the financial statements.





NOTES TO FINANCIAL STATEMENTS -- December 31, 1996 and 1995,

     The accounting policies followed by Company are set forth in the notes to the Company s audited financial statements in the Form 10-K Report filed for the year ended June 30, 1996 and June 30, 1995, which is incorporated by reference. Such policies have been continued without change. Also, refer to those notes for details of the Company s financial condition, results of operations and cash flows. All material items in those note have not changed.

     In the opinion of management, the accompanying interim financial statements contain all adjustments necessary to present fairly the Company s financial position as of December 31, 1996 and December 31, 1995, and the results of it operations and cash flows for the three month period ended.


Item 2.      MANAGEMENT S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS  OF OPERATION.

     As of March 31, 1989, the Company had returned to a developmental stage company. The Company s financial condition did not change materially during the quarter covered by this report.

     Liquidity.     The Company s liquidity did not change materially during
the quarter year covered by this report. Company had no material liquid assets at the beginning nor at the ending.

     Capital Resources. The Company had no commitments for any capital expenditures nor increases in capital resources during the quarter year covered by this report. November 20, 1996, Company reversed a prior transaction whereby Company re-conveyed the Treasure State Pipeline asset in exchange for redemption of 75,000 shares of Company common stock

     Results of Operation.    The Company has not had any business operations
during the quarter year covered by this report. The Company s pursuit of business operations through acquisition by stock exchange or merger has not materialized. No mergers are being negotiated.


                    PART II  -  OTHER INFORMATION

Item 3.        EXHIBITS AND REPORTS ON FORM 8-K.

     Company received certain property known as Treasure State Pipeline, located in Toole County, Montana, an asset booked and valued at $300,000. This transaction was completed January 7, 1992 in exchange for 75,000 shares of Company common stock. The pipeline did not generate income for Company. Attempts to sell the pipeline did not materialize. November 20, 1996, parties to the original transaction consummated an agreement whereby the 75,000 shares of Company common stock was redeemed in exchange for re-conveyance of the pipeline.

     Former Company President/Director, David M. Anderson resigned as officer and director as of November 20, 1996. D.L. Jackson ascended from Vice President to President/CEO. By Action In Lieu of Special Meeting of Board of Directors, November 20, 1996, P.A. Jackson was appointed director to fill said vacant directorship. D.L. Jackson will continue as General Legal Counsel for Company.



                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the officers, undersigned, thereunto duly authorized.


                         SILVERTHORNE PRODUCTION COMPANY


Dated: 3/14/98      /s/ D. L. Jackson
                   By: ______________________________________
                        D.L. Jackson, President, Chief Executive Officer and Director


Dated: 3/14/98     /s/ T. M. Jackson
                   By: ______________________________________
                       T.M. Jackson, Secretary and Director