Form 10-Q
period 1997-03-31
SILVERTHORNE PRODUCTION CO
filed 1998-03-26
CIK 726293

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarter year ended
                      March 31, 1997 & 1996

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

     [x]  Yes  [  ]  No

     The number of shares outstanding of each class of Registrant s classes of Common Stock ($.001 par value)as of end of period covered by report was:

     March 31, 1996:   3,580,047
     March 31, 1997:   3,505,047



                PART I  -  FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS.

     Financial Statements (unaudited) for quarter year ended March 31, 1997 and 1996, attached hereto and incorporated herein by reference. (See following pages)


SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
BALANCE SHEET -- March 31, 1997 & 1996


                                    Unaudited Audited      Unaudited Audited
                                    Mar 31    June 30      Mar 31    June 30
                                     1997      1996         1996      1995
ASSETS                               ----      ----         ----      ----

  CURRENT ASSETS:
    Cash                          $     0   $      0     $      0   $    138
    Treasure State Pipeline             0    300,000      300,000    300,000
    Deferred feasibility costs          0          0      107,999    107,999
                                  -------   --------     --------   --------
                                  $     0   $300,000     $407,999   $408,137
                                 ========   ========     ========   ========

LIABILITIES AND SHAREHOLDERS  EQUITY

  CURRENT LIABILITIES:
    Notes Payable                 $22,000   $ 22,000     $ 72,000   $ 72,000
    Accrued interest               10,043      8,245       13,488     11,732
    Bank Overdraft                      9          9            0          0
    Accounts Payable               75,030     65,369       63,856     57,890
                                  -------   --------     --------   --------
                                 $107,082   $ 95,623     $149,344   $141,622
                                 ________   ________     ________   ________

  SHAREHOLDERS  EQUITY
   (DEFICIENCY)
    Common Stock, par value
     $.001; authorized 50,000,000
     shares; 3,580,047 shares
     issued & outstanding:       $  3,505   $  3,580     $  3,580   $  3,580
    Additional paid-in capital    607,332    907,257      907,257    907,257
                                 --------   --------     --------   --------
    Retained earnings deficit:
      From regular operations   ( 617,286) ( 617,286)    (617,286) ( 617,286)
    Accumulated: developmental
      stage                     ( 100,640) (  89,174)    ( 34,758) (  27,036)
                                 --------   --------      -------    -------
                                ( 717,926) ( 706,460)    (652,044) ( 644,322)
                                 ________   ________     ________   ________
TOTAL SHAREHOLDERS  EQUITY      $ 241,995  $ 204,377     $258,793   $266,515
                                 ________   ________     ________   ________
TOTAL LIABILITIES
  AND SHAREHOLDERS  EQUITY      $       0  $ 300,000     $407,999   $408,137
                                =========   ========     ========   ========


The accompanying notes are an integral part of the financial statements.



SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENT OF OPERATIONS -- March 31, 1997 & 1996




                                  Unaudited       Unaudited       Unaudited
                               9 months ended  9 months ended  9 months ended
                                Mar 31, 1997    Mar 31, 1996    Mar 31, 1995

REVENUES:                      $         0     $         0     $         0
                                  ________        ________        ________


EXPENSES:                           11,466           7,722          10,556

NET INCOME (LOSS)              $(   11,466)     $(   7,722)     $(  10,556)
                                  ========        ========        ========
NET (LOSS) PER COMMON SHARE    $     .0033      $    .0022      $    .0029
                                 =========       =========       =========
COMMON SHARES OUTSTANDING        3,505,047       3,580,047       3,580,047
                                 =========       =========       =========



The accompanying notes are an integral part of the financial statements.




SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
CASH FLOW STATEMENT -- March 31, 1997 & 1996


                                  Unaudited       Unaudited       Unaudited
                               9 months ended  9 months ended  9 months ended
                                Mar 31, 1997    Mar 31, 1996    Mar 31, 1996

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net (loss)                   $(   11,466)   $(      7,722)  $(   10,556)
   Increase (decrease) in
     accounts payable                 9,961            5,966         6,305
   Increase in accrued interest       1,798            1,756         4,230
                                 ----------     ------------    ----------
   Net cash flows from operation$(        7)   $           0   $(       21)
                                   ________         ________      ________

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Paid in capital             $         0    $           0   $         0
    Increase in notes payable             0                0             0
                                   --------         --------      --------
    Net cash flows from financing$        0    $           0   $         0
                                   ________         ________      ________

CASH FLOWS F0R INVESTMENT
  ACTIVITIES:
    Purchase of fixed assets    $         0   $            0   $         0
    Deferred feasibility costs            0                0             0
                                   --------         --------      --------
    Net cash flows for
      investments               $(        9)  $            0   $         0
                                   ________         ________      ________


NET INCREASE IN CASH AND
  CASH EQUIVALENT               $(        7)   $           0   $(       12)
  Cash at beginning of period    (        2)    (         16)            9
                                   --------         --------      --------
  Cash at end of period         $(        9)   $(         16)  $(       12)
                                   ========         ========       ========



The accompanying notes are an integral part of the financial statements.





SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS  EQUITY (DEFICIT) --March 31, 1997 & 1996



                                                                    Total
                                        Additional               shareholders
              -------Common Stock-----   paid-in    Accumulated     equity
                Shares          Amount   capital      deficit    (deficiency)
                ------          ------   -------      -------    ------------
BALANCES,
 June 30,
 1995         #3,580,047    $   3,580   $907,257    $(644,322)   $  266,515

NET INCOME
 (LOSS) from
 Developmental
 Stage: Dec 31,
 1995                                               (  4,564)    (   4,564)
               ----------    --------   --------    ---------     ---------
BALANCES,
 Dec 31, 1995  #3,580,047   $   3,580   $907,257    $(648,886)   $ 261,951
                ========     ========  =========    =========     ========


BALANCES,
 June 30,
 1996          #3,505,047   $   3,505   $907,257    $( 706,640)  $ 204,377

NET INCOME
 (LOSS) from
 Developmental
 Stage: Mar 31,
 1997                                                (  11,466)    (11,466)
                --------       ------    -------       -------      ------
BALANCES,
 Mar 31,
 1997         #3,505,047    $  3,505   $ 607,332    $ ( 717,926)  $ 192,911
                ========     ========   =========     =========    ========



The accompanying notes are an integral part of the financial statements.



NOTES TO FINANCIAL STATEMENTS -- March 31, 1997

     The accounting policies followed by Company are set forth in the notes to the Company's audited financial statements in the Form 10-K Report filed for the year ended June 30, 1995 and June 30, 1996, which is incorporated by reference. Such policies have been continued without change. Also, refer to those notes for details of the Company s financial condition, results of operations and cash flows. All material items in those note have not changed.

     In the opinion of management, the accompanying interim financial state-ments contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and March 31, 1997, and the results of it operations and cash flows for the three month period ended.


Item 2.      MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION.

     As of March 31, 1989, the Company had returned to a developmental stage company. The Company's financial condition did not change materially during the quarter covered by this report.

     Liquidity.     The Company s liquidity did not change materially during
the quarter year covered by this report. Company had no material liquid assets at the beginning nor at the ending.

     Capital Resources. The Company had no commitments for any capital expenditures nor increases in capital resources during the quarter year covered by this report.

     Results of Operation.    The Company has not had any business operations
during the quarter year covered by this report. The Company's pursuit of business operations through acquisition by stock exchange or merger has not materialized. No mergers are being negoitated.



                    PART II  -  OTHER INFORMATION

Item 3.        EXHIBITS AND REPORTS ON FORM 8-K.

     None.



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