Form 10-K
period 1997-06-30
SILVERTHORNE PRODUCTION CO
filed 1998-03-26
CIK 726293

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarter year ended
                     June 30, 1997 and 1996

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



Securities pursuant to Section 12(b) of the Act:  None

Securities pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [x]  Yes  [ ]  No

     The aggregate market value of the Registrant s common stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on June 30, 1997 was not determinable because there was no significant trading even though there were listed quotations of $.18 bid - $.62 ask on the OTC Bulletin Board as of that date or 60 days prior to the date of filing.

     The number of shares outstanding of each class of Registrant s classes of Common Stock ($.001 par value) as of end of period covered by report was:

     June 30, 1996:     3,580,047
     June 30, 1997:     3,505,047

                             PART I

Item 1.        BUSINESS.

     General Development of Business.  Company was incorporated May 6,
1983, in Colorado. Company made a public offering of its common stock pursuant to a Registration Statement effective November 23, 1983, and closed that initial public offering with the sale of 10,000,000 Units (each Unit consisting of one share of common stock and one common stock purchase Warrant), and received net proceeds therefrom in the approximate amount of $175,000. Company was formed for a specific purpose of engaging in the manufacture, assembly, licensing and sale of cellular radio and communications equipment and accessories, acquire real and personal property and to engage in any business permitted by Colorado law.

     In 1984, Company acquired S & R Telecommunications, Inc., a privately held Colorado corporation engaged in telecommunications installations services, in exchange for shares restricted common stock, which shares were returned to the treasury in the third fiscal quarter of 1985 when the business proved unprofitable and was terminated. Also, in 1984, Company created a subsidiary, CRS Broadcasting of Mississippi, Inc., a Mississippi corporation, which acquired the business and assets of radio station. The subsidiary defaulted on its loan obligations and in the third fiscal quarter of 1985. The lender foreclosed on its note and obtained possession and owner-ship of the assets of said subsidiary of Company. Contingent liability, if any, from the subsidiary to Company is barred by the Statute of Limitations. After the failure of S & R Telecommunications, Inc., and of CRS Broadcasting of Mississippi, Inc., Company s day to day business operations ceased until April, 1988.

     In May, 1988, Company was recapitalized. Company acquired oil producing properties located in Allan County, KS, implemented a 1 for 20 reverse stock split and commenced business operations. Pursuant to that acquisition, Company executed a promissory note and conducted operations for eight months, terminating on or about March 15, 1989, when Company disposed of its Allan County, KS, oil properties. A loss of substantially all of Company s assets resulted. In June, 1989, Company creditors forgave indebtedness of Company totalling approximately $100,000, which had resulted from accrued salaries, plus, promissory notes and attorney fees owed to Company s officers and directors. Since the failure and the loss resulting from disposal of the oil properties, Company s day to day business operations ceased. Company has returned to a developmental stage company.
Company, again, has been without revenue and operating capital and is in arrears on its filings with the Securities and Exchange Commission.

     Financial Conditions. Company had not generated any revenues for fiscal years ended June, 1984, 1985, 1986, 1987 and 1988. As of March 31, 1988,
Company was more than two years in arrears on its filings with the Securities and Exchange Commission, had contingent liabilities and had no assets. Company was insolvent and non-operational. Company obtained capital to bring the financial statements and SEC reports current and enabled
Company to hold a shareholders meeting approving acquisition of assets and commencement of business activities.

     Commencing in July, 1988, and through the end of its fiscal year, June 30, 1989, Company generated gross revenues in the amount of $27,098 resulting from sales of oil produced from its properties, which properties were exchanged in liquidation of Company s related contingent liabilities and outstanding debt. Prior to engaging in the oil business Company had an accumulated deficit of approximately $243,000. Company s oil business had an additional accumulated deficit of approximately $386,000. Company president obtained funds from certain shareholders to pay for professional services, from time to time, to prepare the financial audits of Company, including this report. By fiscal year ending June 30, 1997, Company had a total accumulated deficit of approximately $681,800.

     Description of Business. Company s day to day business operations have ceased. Company has been seeking a business opportunity which it can acquire by stock exchange or merger. Substantially all of the expenses paid during this fiscal year have occurred maintaining a transfer agent or in pursuit of such acquisition or merger through the efforts of the Chief Executive Officer. No officer or director has been paid for the extensive hours of services rendered on behalf of the Company. As of June 30, 1997, such acquisition or merger have not been located, no current letter of intent exists, but Company is actively engaged in negotiations.

Item 2.        PROPERTIES.

     Company owned real and/or personal property known as the Treasure State Pipeline, located in Toole County, Montana, an asset booked and valued at $300,000. The transaction was completed January 7, 1992, in exchange for 75,000 shares of Company common stock. During this fiscal year, attempts to sell the pipeline have not materialized. The pipeline currently did not generate income for Company. Parties to the original transaction consumated an agreement whereby said 75,000 shares of Company common stock was redeemed in exchange for re-conveyance of the Pipeline.

Item 3.        LEGAL PROCEEDINGS.

     Company is not presently a party to any legal proceeding and is not subject to any known administrative or judicial proceeding or investigation arising under any federal, state or local provision.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.


                            PART II

Item 5. MARKET FOR THE REGISTRANT S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     Company s common stock has been publicly traded and the price quoted on the OTC Bulletin Board. Even though maintaining a current listing, no known significant trading occurred during this fiscal year. As of June 30, 1997, there were approximately 1,240 shareholders of record of Company s common stock. Pursuant to The Insider Trading and Securities Fraud Enforcement Act of 1988, the Company s securities fall within the definition of Designated Security as of January 1, 1990. Company believes the Act has increased its difficulty in attracting new market makers and has contributed to the increas-ed unwillingness of market makers to maintain inventory of Company s shares, therefore, Company s shareholders may experience significant difficulty in disposing of or acquiring shares. Company has never paid any dividends and does not expect to pay any dividends during the next fiscal year. Company has never generated sufficient profits to pay any dividends. Company's common stock could be deemed no to have a public trading market.

Item 6.        SELECTED FINANCIAL DATA.

     Company has not engaged in any revenue producing operations during fiscal year ended June 30, 1997. Company s selected financial information is included in the financial statements which form a part of this report and which are incorporated herein by reference.

Item 7. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     As of March 31, 1989, Company had returned to a developmental stage company. Company s financial condition did not change materially during the fiscal year ended June 30, 1997.

     Liquidity. Companys liquidity did not change during the fiscal year ended June 30, 1997. Company had no material liquid assets at the beginning nor at the ending.

     Capital Resources. Company had no commitments for any capital expenditures nor increases in capital resources during the fiscal year ended June 30, 1997.

     Results of Operation. Company has not had any business operations during the fiscal year ended June 30, 1997. Company s pursuit of business operations through acquisition by stock exchange or merger has not materialized. No mergers are pending.

     Change in Corporate Officers, Management and Directors. As stated in the Company Form 8-K Report, dated January 15, 1992, D.L. Jackson resigned as officer and director. No individual was appointed or elected by Company to fill the vacant directorship. By Action In Lieu of Special Meeting of Board of Directors, February 11, 1995, D.L. Jackson was appointed director to fill said vacant directorship. He was unanimously elected Vice President. He accepted said appointed and elected positions. D.L. Jackson continued as General Legal Counsel for Company through June 30, 1997. Former Company
President/Director, David M. Anderson resigned as of November 20, 1996 and D.L. Jackson ascended to President/CEO.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (see following pages)



                 SILVERTHORNE PRODUCTION COMPANY

                      FINANCIAL STATEMENTS

                   For the Fiscal Years Ended
                   June 30, 1997, 1996 & 1995












                SILVERTHORNE PRODUCTION COMPANY

                 INDEX TO FINANCIAL STATEMENTS


                                                               PAGE

     Independent Auditor s Report                                1

     Financial Statements

          Balance Sheet                                          2

          Statement of Operations                                3

          Statement of Cash Flow                                 4

          Statement of Stockholders  Equity                      5

          Notes to Financial Statements                        6-7






                  INDEPENDENT AUDITOR S REPORT

  To the Stockholders and Board of Directors,
  SILVERTHORNE PRODUCTION COMPANY


     I have audited the accompanying balance sheet of SILVERTHORNE
PRODUCTION COMPANY ( a   Colorado Corporation) as of June 30, 1997,
1996 and 1995 and the related statements of operations,   stockholders; equity
and cash flows for each of the three years in the period ended June 30, 1997,
June 30,   1996 and June 30, 1995. These financial statements are the
responsibility of the Company s management.   My responsibility is to express
an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit
also includes assessing the   accounting principles used and significant
estimates made by management, as well as evaluating the   overall financial
presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SILVERTHORNE
PRODUCTION COMPANY as of June 30, 1997, June 30, 1996 and June 30, 1995, and the results of its operations and its cash flows for each of the three years
in the   period ended June 30, 1997, June 30, 1996 and June 30, 1995, in conformity with generally accepted  accounting principles.


  /s/ Daniel Jankowski
  Daniel Jankowski
  Certified Public Accountant
  332 S. Juniper St, Suite 203
  Escondido, CA 92025

  March 13, 1998




                SILVERTHORNE PRODUCTION COMPANY
                (A Developmental Stage Company)
                   COMPARATIVE BALANCE SHEET

For fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995

                                    Audited        Audited         Audited
                         Notes    June 30, 1997  June 30, 1996  June 30, 1995
ASSETS

CURRENT ASSETS:
  Cash                            $        26    $         0    $       138
  Treasure State Pipeline    1,7            0        300,000        300,000
  Deferred feasibility costs   1            0              0        107,999
                                  -----------    -----------    -----------
    TOTAL ASSETS:                 $        26    $   300,000    $   408,137
                                  ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS  EQUITY

CURRENT LIABILITIES
  Notes Payable                2  $    22,000    $    22,000    $    72,000
  Accrued interest             2       10,828          8,245         11,732
  Bank Overdrafts              3                           9
  Accounts Payable                     33,364         65,369         57,890
                                  -----------    -----------    -----------
    TOTAL CURRENT LIABILITIES:    $    66,192    $    95,623    $   141,622
                                  -----------    -----------    -----------

SHAREHOLDERS  EQUITY
  Common Stock, par value $.001
   per share; authorized
   50,000,000 shares; of which
   3,505,047 shares are issued
   and outstanding             7 $      3,505    $     3,580    $     3,580
  Capital paid in excess of
   par                                607,332        907,257        907,257
                                 ------------    -----------    -----------

  Retained earnings deficit:
   From regular operations         (  617,286)     ( 617,286)      (617,286)
   Accumulated during
    developmental stage        6   (   69,209)     (  89,174)    (   27,036)
                                 ------------    -----------    -----------
                                   (  686,495)     ( 706,460)    (  644,322)


TOTAL SHAREHOLDERS  EQUITY         $  224,342     $  204,377    $   266,515
                                 ------------    -----------    -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS  EQUITY           $         26    $   300,000    $   408,137
                                 ============    ===========    ===========



The accompanying notes are an integral part of these financial statements.



                   SILVERTHORNE PRODUCTION COMPANY
                   (A Developmental Stage Company)
                       STATEMENT OF OPERATIONS
For fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995

                               Year ended       Year ended       Year ended
                     Notes   June 30, 1997    June 30, 1996    June 30, 1995


MISCELLANEOUS INCOME:
  Notes payable/
   accrued interest
   write-off             2   $         0      $(   55,915)     $         0
  Account payable        3    (   34,635)               0                0
                             -----------      -----------      -----------
EXPENSES:
  Administrative
   expenses:                 $    12,087      $     6,386      $     7,103

  Interest               2         2,583            2,428            5,416

  Legal Fees             3             0                0                0

  Auditing Fees                        0              990            1,050

  Filing Fees                          0              250              250

  Deferred feasibility
   costs write-off       1             0      $   107,999                0
                             -----------      -----------      -----------
    Total Expenses       3   (    19,965)          62,138           13,819
                             -----------      -----------      -----------

NET INCOME (LOSS)            $    19,965      $(   62,138)     $(   13,819)
                             ===========      ===========      ===========

EARNINGS PER SHARE:
  Net income from
   operations            5   $     .0057      $(    .0174)     $(    .0039)

Weighted average common
  shares outstanding           3,505,047        3,580,047        3,580,047
                             ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.




                   SILVERTHORNE PRODUCTION COMPANY
                   (A Developmental Stage Company)
                        STATEMENT OF CASH FLOW
For fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995

                              Year ended        Year ended        Year ended
                            Juner 30, 1997    Juner 30, 1996    June 30, 1995

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                $     19,965      $(   62,138)      $(  13,819)
  Increase (decrease)
   in accounts payable     3      12,122            7,479            8,541
  Non-cash write-off
   notes/account payable 2,3 (    34,635)      (   55,915)
  Non-cash write-off
   deferred feasibiltiy
   costs                   1                      107,999
  Increase in accrued
   interest                2       2,583            2,428            5,416
  Net cash flows from
   operation                 $        35      $(      147)      $      138
                             -----------      -----------       ----------

CASH FLOWS FROM
  FINANCING ACTIVITIES:      $         0      $         0       $        0
  Net cash flows from
   financing                 $         0      $         0       $        0
                             -----------      -----------       ----------

CASH FLOWS F0R
  INVESTMENT ACTIVITIES:     $         0      $         0       $        0
  Net cash flows from
   financing                 $         0      $         0       $        0
                             -----------      -----------       ----------

NET INCREASE IN CASH
  AND CASH EQUIVALENT        $        35      $(      147)      $      138
   Cash or bank overdraft
    at beginning of period   (         9)             138                0
                             -----------      -----------       ----------
   Cash or bank overdraft
    at end of period         $        26      $(        9)      $      138
                             ===========      ===========       ==========



The accompanying notes are an integral part of these financial statements.





                   SILVERTHORNE PRODUCTION COMPANY
                   (A Developmental Stage Company)
            STATEMENTS OF STOCKHOLDERS  EQUITY (DEFICIT)
For fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995

                                                                   Total
           -----Common Stock-----   Additional    Accumulated  shareholders
             Shares       Amoun   Paid-in capital   deficit   equity (deficit)
             ------       -----   ---------------   -------   ----------------

BALANCES,
 June 30,
 1995      #3,580,047   $ 3,580    $   907,257     $(644,322)  $   266,515

NET INCOME
 (LOSS) from
 fiscal year
 ended June
 30, 1996                                         (   62,138)   (   62,138)

 June 30,
  1997                                                19,965        19,965

Redemption/
 rvrsl 1 (   75,000)  (     75)     ( 299,925)
          ----------  --------      ----------     ----------    ----------

BALANCE
 June 30,
 1997    #3,505,047    $ 3,505     $  607,332      $(686,495)   $  224,342
          ==========  =========     ==========     ===========   ==========


The accompanying notes are an integral part of these financial statements.



                   SILVERTHORNE PRODUCTION COMPANY
                   (A Developmental Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

For fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION: Company was incorporated in May 1983 in the State of Colorado, to engage in the cellular radio and communications business; and to engage in any other lawful activity permitted. In June 1988, Company changed its name to Silverthorne Production Company and commenced operations in the oil an gas industry. During 1993-94, Company attempted to locate acquisition prospects and negotiate acquisition or exchange of assets, including activity in the non-conventional fuel industry in connection with interests in California, Wyoming and in the Republic of Argentina. The feasibility costs ($107,999) incurred in the non-conventional fuel industry were carried on the balance sheet as deferred cost and written off as an expense as of year ended June 1996. Company s pursuit of business opportunities through acquisition by stock exchange or merger has not materialized.

     BASIS OF FINANCIAL STATEMENT PRESENTATION: The fixed asset described on the balance sheet as the Treasure State Pipeline was acquired with common stock in January 1992 and is recorded on Company books at $300,000. That is the cost at which the former owner carried the asset on their books. An independent consultant appraised the pipeline at a range of $340,000 to $425,000, using 75 to 80% of the discounted estimated replacement cost. November 20, 1996 Company entered into an agreement with the parties, including former officer/director of Company, who conveyed said Pipeline to Company, wherein the transaction was reversed and Company's common stock issued thereto was redeemed in exchange for re-conveyance of the Pipeline. Current Assets were reduced by $300,000 and Company common stock outstanding was reduced by 75,000 shares. In addition said former officer/director accepted interest in and to his work product (for Company s benefit) in the Argentina project pursuit in exchange for waiver and set-off for and against any right to compensation during his three year tenure as an officer/director. It was Company s position that retention of said Pipeline was not a benefit to Company s shareholders in Company s pursuit of acquisitions or mergers. Company evaluated its total financial position in anticipation of returning to a publicly held shell so that it is more attractive to potential business opportunities through acquisition by stock exchange or mergers. Company has no operations and is critically short of cash. Its ability to continue development stage activities is in question, except for the efforts of the current officers/ directors. Company is a development stage company.

NOTE 2 - NOTES PAYABLE

     In its pursuit of business opportunities, the Company has executed notes payable in the amounts of $22,000, $15,000 and $10,000 during its fiscal year ended June 30, 1993, and $25,000 during its fiscal year ended June 30, 1994. The $22,000 note was extended and remains a liability of Company. The other three notes totaling $50,000 were incurred through a former officer/director in connection with the Argentina project. As collateral for said notes the former officer/director delivered free-trading Company shares and made personal guaranties personal guaranties of payment. The notes matured after 6 months. The three noteholders had said shares transferred into their respective names. Company s position is those notes are legally satisfied because (1) of the converted collateral and (2) after maturity of the notes the statute of limitations ran and became a bar since the noteholders failed to pursue legal remedies, if any, for collection prior to the expiration of the statute of limitation. The three noteholders may have other legal remedies against the former officer/director for satisfaction. Company s liability thereon was satisfied. These three notes and accrued interest thereon were credited to other income as of year ended June 30, 1996 in the following amounts: $10,000 plus $1,225; $15,000 plus $1,865; and $25,000 plus $2,825; a total of $55,915.


                   SILVERTHORNE PRODUCTION COMPANY
                   (A Developmental Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

For fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995

NOTE 3 - ACCOUNTS PAYABLE

     In connection with legal services on the Argentina project, the former president/director obtained service from a Birmingham, AL, law firm.
There has been no further services rendered nor activity on the account since mid-1994. Company believed the account of $38,080 was written-off by the law firm, evidencing satisfaction or accord. The statute of limitations has run. There is a bar to Company liability, since the creditor failed to pursue legal remedies, if any, for collection prior to the expiration of the statute of limitation. Company account was credited to other income as of year ended June 30, 1997. Said former president/director and his other corporation, from time to time, advanced services or funds for Company, which are included in Company s accounts payable. The current president/director of Company paid the former good and valuable consideration for assignment of said accounts payable from Company. Accounts payable of Company owned by D.L. Jackson, plus Companys liability for legal and other services tendered by him from April 1989 through current date, may be converted to payment for acquisition of additional shares of Company stock at par value.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Company officers from time to time obtained funds from shareholders to pay for expenses, including this audit, as well as pursuit of Company business opportunities. Company s current President/CEO/Director acted as General
Legal Counsel and provided Company corporate legal services without billing for such services from April 1989 to 1997 on the condition Company shall pay for said services when billed, payable at his option with any combination of funds or issuance of Company stock. While the former President /CEO /CFO /Director of Company held office he also was president/director of another corporation, which was in the business of marketing non-conventional fuels, including but not limited to efforts on behalf of Company.

NOTE 5 - EARNINGS PER SHARE

     Earnings per share is calculated by dividing the net (loss) from opera-tions, net income before extra ordinary loss, and net (loss) by total weight-ed shares outstanding at June 30, 1997, 1996 and 1995.

NOTE 6 - INCOME TAXES

     In the cellular radio communications business, Company accumulated a loss carry forward of about $243,000. Company s loss carry forward from the oil and gas industry increase to approximately $376,000. From 1989 through June
30, 1997, development stage activities in pursuit of acquisition and merger opportunities, Company accumulated an additional loss carry forward of approximately $71,500. Therefore the total loss carry forward is approximately $681,800 through June 30, 1997. Company may not be able to utilize part of these loss carry forwards, depending on the nature of future operations. Company is delinquent in filing its federal and Colorado income tax returns for the years June 30, 1991 through June 30, 1997.

NOTE 7 - CHANGE IN CONTROL OF THE COMPANY

     Former president/director resigned November 20, 1996 and then current vice-president ascended to president. P.A. Jackson was appointed as successor director. The 75,000 shares of Company stock acquired by the former president was reconveyed to Company in exchange for return to Treasure State Pipeline received in the original transaction when he joined Company. (See Note 1, hereinabove.) Shares owned by D.L. Jackson s spouse and minor daughter are attributable to him as beneficial owner of less than 10% of the outstanding stock of the Company. T.M. Jackson continues as Corporate secretary and holds less than 5% of Company stock.




                        CONSENT OF INDEPENDENT
                     CERTIFIED PUBLIC ACCOUNTANT

     I hereby consent to the use in Silverthorne Production Company s Form 10-K for my audited report, dated March 12, 1998, relating to the Financial Statements of Silverthorne Production Company, for the years ending June 30, 1997, June 30, 1996 and June 30, 1995.

     March 13, 1998



     /s/ Daniel Jankowski
     Certified Public Accountant
     332 S. Juniper St, Suite 203,
     Escondido, CA 92025

Item 9.        CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL
               DISCLOSURES.

     During the fiscal year ended June 30, 1997, June 30, 1996 and June 30, 1995, Company did not change accountants or have any disagreements with its accountant on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. The accountant s reports on the financial statements for Company did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.


                               PART III

       Item 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.

     Directors and executive officers of Company during fiscal year ended June 30, 1997:

     Name:                     Age:          Position:

     D.L. Jackson              59  President/CEO/CFO/Director and Chairman
     P.A. Jackson              50  Director
     Tiffany M. Jackson        30  Secretary/Director

     Business Experience. The following is a brief account of business experience during at least the past five years of each director and executive officer, indicating the principal business or the organizations in which such occupation and employment were carried on:

     D.L. JACKSON: President/Director and Chairman of Board of Directors of Company from April, 1990, to January, 1992, but continued as corporate
General Legal Counsel. In February 1995, Mr Jackson was re-appointed as a Company Director and elected as Vice-President. He receive his BA degree from Northwest Nazarene College; earned a Juris Doctor degree at the University of Denver, College of Law, 1971; received the American
Jurisprudence Award for excellence in corporations; and practiced law in the United States Courts and Colorado State Courts until 1997. He was an officer and director of Jackson Brothers Industries, Inc., a publicly held Nevada corporation, until 1991. He has been a licensed real estate broker in California since 1991. He is an adjunct college professor teaching Real Estate Law, Business Law, Human Resource Management and Strategic
Management, Point Loma Nazarene College, San Diego, CA. He serves as an arbitrator resolving disputes in commercial law and labor law. He served on the national panel of the American Arbitration Association; received
Certificate of Accomplishment from the Federal Labor Relations Authority;
and was admited to the national roster of arbitrators of the Federal Mediation and Conciliation Services, Washington, D.C.

     T.M. JACKSON: Secretary/Director of Company since April, 1990. She is experienced in sales management, business consultant, and currently employed in Newport Beach, CA, as middle management in marketing of Marriott s Vacation Club International. She earned a Bachelor of Science degree, Business Administration from the University of Denver, a three-time Hornbeck Scholar (1987-88 4.0 GPA). She studied law at the University of Denver, College of Law, 1988-89.

     Each director holds office until the next annual meeting of shareholders or until a successor is elected and qualified. Currently all directorships are filled. Each officer holds office until a successor is elected by the Board of Directors.

Item 11.           EXECUTIVE COMPENSATION.

     During the fiscal year ended June 30, 1997, June 30, 1996 and June 30, 1995, there were no salaries, no bonuses and no other forms of compensation paid it directors or officers, even though heretofore authorized. The Board of Directors has authority to set salaries for officers and/or pay directors on a day to day basis for services rendered to Company, in amounts to be determined at the discretion of the Directors. Once business operations commence, compensation will be determined retroactively.


Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

     Security Ownership of Certain Beneficial Owners. The following itemization sets forth the number of shares of Company's voting securities, Common Stock, by each person who was known by Company to own beneficially more than 5% of Company s outstanding voting stock as of June 30, 1997.

  Name & address:       Amount & nature of beneficially owned:    % of Class:

     Patricia A. Jackson (1)       350,431 Common                      9.79%
     708 Margarita Ave
     Coronado, CA 92118

     Eric & Susan Sundsvold (2)    434,200 Common                     12.13%
     5121 S. Ironton St
     Englewood, CO 80111

  (1)  Spouse of D.L. Jackson holds 175,231 shares of Company s Common
Stock (4.89%) as her sole/separate   property, and minor daughter holds
175,200 shares of Common Stock of Company (4.89%) as her sole/separate property. Kellie R. Jackson 175,200 shares (4.89%) and Traci L. Jackson
175,100 shares (4.89%), offspring of David L./Patricia A. Jackson, are holders of Company s Common Stock. Their respective shares are not attributable to
D.L. or Patricia A. Jackson inasmuch as said offspring have obtained
majority, are not living in the home of, and are   not under the direct or
indirect control of, nor had any contract, arrangement, understanding or otherwise had any voting or disposition power with parents.

  (2) Eric J. Sundsvold holds 206,000 shares (5.75%) of Company s Common Stock in his own name and holds 11,000 shares (0.03%) of Company s
Common Stock as UTMA/trustee for Shawn N. Sundsvold, offspring not having obtained majority and living in the home of Eric J. and Susan
Sundsvold.  Shawn N. Sundsvold holds 50,000   shares (1.40%) of Company s
Common Stock in his own name. Susan Sundsvold holds 167,200 shares
(4.67%) of   Company s Common Stock in her own name.

     Security Ownership of Certain Beneficial Management. The following table sets forth the number of shares of Company's voting securities, Common Stock, by each director and by all officers and directors of Company to own beneficially more than 5% of Company s outstanding voting stock and as of June 30, 1997.

  Name & address:     Amount & nature of beneficially owned:    % of Class:

     D.L. Jackson (3)           350,431 Common                      9.79 %
     PO Box 180329,
     Coronado, CA 92178

     Tiffany M. Jackson (4)     175,200 Common                       4.89 %
     335 Elan Villager Dr #409
     San Jose, CA 92713

  (3)  Spouse, Patricia A. Jackson, holds 175,231 shares of Company s
Common Stock (4.89%) as her sole/separate   property, and minor daughter
holds 175,200 shares of Common Stock of Company (4.89%) as her sole/separate property (see note 1, above).

  (4) Tiffany M. Jackson is a holder of 175,200 shares of Company's Common Stock (4.89%), however said shares are not attributable to D.L./Patricia A. Jackson inasmuch as she has obtained majority, is not living in the home, and is not under the direct or indirect control of, nor had any contract, arrangement, understanding or otherwise had any voting or disposition power with parents.

Item 13.           CERTAIN RELATIONS AND RELATED TRANSACTION.

     Company officers from time to time obtained funds from shareholders to pay for expenses, including this audit, as well as pursuit of Company business opportunities. Company General Legal Counsel has provided Company corporate legal services without billing for such services from April 1989 to date on the conditon Company shall pay for said services when billed, payable at his option with any combination of funds or issuance of Company stock at par value. While David M. Anderson was president/CEO/director of Company he also was president/director of Barnabas Capital Corporation, which is in the business of financing and marketing coalbed methane gas for Company directly or indirectly through Barnabas Capital Corporation or individually, which may negotiate a separate interest therein. Barnabas Capital Corporation has from time to time advanced services or funds for Company, which are included in Company s accounts payable. Company had attempted to sell or negotiate the disposition of the Treasure State Pipeline to provide Company with operating capital for purusint of Company acquisitions and/or mergers. There appeared to be no ready market for the sale of the pipeline, hence the same was exchanged with Mr Anderson for shares of Company stock originally issued thereto in acquisition for the pipeline.

Item 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K.

     Exhibits. Consent of independent Certified Public Accountant, Daniel Jankowski.

     Financial Statements and Supplementary Schedules. See Index to Financial Statement, included above.

     Reports on Form 8-K. None issue during this quarter of the fiscal year. See Item 7., Change in Corporate Officers, Management and Directors., hereinabove, concerning Form 8-K Report of Company, dated March 13, 1997.


                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the officers, undersigned, thereunto duly authorized.


                        SILVERTHORNE PRODUCTION COMPANY



Dated: 3/13/98              /s/ D. L. Jackson
                        By: _______________________________________
                                D. L. Jackson, President, Chief Executive
                                Officer and Director



Dated: 3/13/98              /s/ T. M. Jackson
                        By: ________________________________________
                                T. M. Jackson, Secretary and Director


     No annual report or proxy material has been sent to securities holders in Registrant s fiscal year ended June 30, 1989 through June 30, 1997.