Form 10-Q
period 1996-09-30
SILVERTHORNE PRODUCTION CO
filed 1998-03-27
CIK 726293

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarter year ended
                   September 30, 1996 and 1995

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

     [x]  Yes  [  ]  No

     The number of shares outstanding of each class of Registrant s classes of Common Stock ($.001 par value)as of end of period covered by report was:

     September 30, 1995:   3,580,047
     September 30, 1996:   3,580,047



                PART I  -  FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS.

     Financial Statements (unaudited) for quarter year ended September 30, 1996 and September 30, 1995, attached and incorporated herein by reference. (See following pages)


SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
BALANCE SHEET -- September 30, 1996 & 1995

                                    Unaudited Audited      Unaudited Audited
                                    Sep 30    June 30      Sep 30    June 30
                                     1996      1996         1995      1995
ASSETS                               ----      ----         ----      ----

  CURRENT ASSETS:
    Cash                          $   399   $      0     $      0   $    138
    Treasure State Pipeline       300,000    300,000      300,000    300,000
    Deferred feasibility costs          0          0      107,999    107,999
                                  -------   --------     --------   --------
                                 $300,399   $300,000     $407,999   $408,137
                                 ========   ========     ========   ========

LIABILITIES AND SHAREHOLDERS  EQUITY

  CURRENT LIABILITIES:
    Notes Payable                 $22,000   $ 22,000     $ 72,000   $ 72,000
    Accrued interest                8,814      8,245       12,323     11,732
    Bank Overdraft                      9          9           10          0
    Accounts Payable               72,558     65,369       58,771     57,890
                                  -------   --------     --------   --------
                                 $103,381   $ 95,623     $143,104   $141,622
                                 ________   ________     ________   ________

  SHAREHOLDERS  EQUITY
   (DEFICIENCY)
    Common Stock, par value
     $.001; authorized 50,000,000
     shares; 3,580,047 shares
     issued & outstanding:       $  3,505   $  3,580     $  3,580   $  3,580
    Additional paid-in capital    607,332    607,332      907,257    907,257
                                 --------   --------     --------   --------
    Retained earnings deficit:
      From regular operations   ( 617,286) ( 617,286)    (617,286) ( 617,286)
    Accumulated: developmental
      stage                     (  96,523) (  89,174)    ( 28,656) (  27,036)
                                 --------   --------      -------    -------
                                ( 713,809) ( 706,460)    (664,895) ( 644,322)
                                 ________   ________     ________   ________
TOTAL SHAREHOLDERS  EQUITY      $ 197,028  $ 204,377     $224,895   $266,515
                                 ________   ________     ________   ________
TOTAL LIABILITIES
  AND SHAREHOLDERS  EQUITY      $ 300,399  $ 300,000     $407,999   $408,137
                                =========   ========     ========   ========


The accompanying notes are an integral part of the financial statements.



SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENT OF OPERATIONS -- September 30, 1996 & 1995




                                  Unaudited       Unaudited       Unaudited
                               3 months ended  3 months ended  3 months ended
                                Sep 30, 1996    Sep 30, 1995    Sep 30, 1994

REVENUES: Misc. income         $         0     $         0     $         0
                                  ________        ________        ________


EXPENSES:                            7,349           1,620           3,321

NET INCOME (LOSS)              $(    7,349)     $(   1,620)     $(   3,321)
                                  ========        ========        ========
NET (LOSS) PER COMMON SHARE    $     .0020      $    .0005      $    .0009
                                 =========       =========       =========
COMMON SHARES OUTSTANDING        3,580,047       3,580,047       3,580,047
                                 =========       =========       =========



The accompanying notes are an integral part of the financial statements.




SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
CASH FLOW STATEMENT -- September 30, 1996 & 1995


                                  Unaudited       Unaudited       Unaudited
                               3 months ended  3 months ended  3 months ended
                                Sep 30, 1996    Sep 30, 1995    Sep 30, 1995

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net (loss)                   $(    9,380)   $(      1,620)  $(    3,321)
   Increase (decrease) in
     accounts payable                 8,460              881         1,782
   Increase in accrued interest       1,319              591         1,410
                                 ----------     ------------    ----------
   Net cash flows from operation$ (     409    $(        148)  $(      129)
                                   ________         ________      ________

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net cash flows from financing$        0    $           0   $         0
                                   ________         ________      ________

CASH FLOWS F0R INVESTMENT
  ACTIVITIES:
    Net cash flows for
      investments               $         0    $           0   $         0
                                   ________         ________      ________


NET INCREASE IN CASH AND
  CASH EQUIVALENT               $       409)   $(        148)  $(      129)
  Cash at beginning of period    (       10)             138           138
                                   --------         --------      --------
  Cash at end of period         $       399   $(          10)  $         9
                                   ========         ========       ========



The accompanying notes are an integral part of the financial statements.





SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS  EQUITY (DEFICIT) --September 30, 1996 & 1995



                                                                    Total
                                        Additional               shareholders
              -------Common Stock-----   paid-in    Accumulated     equity
                Shares          Amount   capital      deficit    (deficiency)
                ------          ------   -------      -------    ------------
BALANCES,
 June 30,
 1995         #3,580,047    $   3,580   $907,257    $(644,322)   $  266,515

NET INCOME
 (LOSS) from
 Developmental
 Stage: Sep 30,
 1995                                               (  1,620)    (   1,620)
               ----------    --------   --------    ---------     ---------
BALANCES,
 Sep 30, 1995  #3,580,047   $   3,580   $907,257    $(646,692)   $ 264,895
                ========     ========  =========    =========     ========


BALANCES,
 June 30,
 1996          #3,580,047   $   3,580   $907,257    $( 657,376)  $ 204,377

NET INCOME
 (LOSS) from
 Developmental
 Stage: Sep 30,
 1996                                                (   7,349)    ( 7,349)
                --------       ------    -------       -------      ------
BALANCES,
 Sep 30,
 1996         #3,580,047    $  3,580   $ 907,257    $ ( 713,809)  $ 197,028
                ========     ========   =========     =========    ========



The accompanying notes are an integral part of the financial statements.




NOTES TO FINANCIAL STATEMENTS -- September 30, 1996 and 1995

     The accounting policies followed by Company are set forth in the notes to the Company's audited financial statements in the Form 10-K Report filed for the year ended June 30, 1996 and June 30, 1995, which is incorporated by reference. Such policies have been continued without change. Also, refer to those notes for details of the Company's financial condition, results of operations and cash flows. All material items in those note have not changed.

     In the opinion of management, the accompanying interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and September 30, 1995, and the results of it operations and cash flows for the three month period ended.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     As of March 31, 1989, the Company had returned to a developmental stage company. The Company's financial condition did not change materially during the quarter covered by this report.

     Liquidity.     The Company's liquidity did not change materially during
the quarter year covered by this report. Company had no material liquid assets at the beginning nor at the ending.

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


                              SILVERTHORNE PRODUCTION COMPANY



Dated: 3/14/98           /s/ D. L. Jackson
                      By: ______________________________________
                             D. L. Jackson, President, Chief Executive Officer and Director


Dated: 3/14/98          /s/ T. M. Jackson
                      By: ______________________________________
                            T. M Jackson, Secretary and Director