Form 10-Q
period 1997-09-30
SILVERTHORNE PRODUCTION CO
filed 1998-03-27
CIK 726293

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarter year ended
                       September 30, 1997

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

     [x]  Yes  [  ]  No

     The number of shares outstanding of each class of Registrant s classes of Common Stock ($.001 par value)as of end of period covered by report was:

                                        September 30, 1997:   3,505,047


                PART I  -  FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS.

     Financial Statements (unaudited) for quarter year ended September 30, 1997, attached nd incorporated herein by reference. (See following pages)



SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
BALANCE SHEET -- September 30, 1997



                                                        Unaudited Audited
                                                        Sep 30    June 30
                                                          1997      1997
ASSETS                                                    ----      ----
  CURRENT ASSETS:
    Cash                                                $     0   $     26
                                                        -------   --------
                                                        $     0   $     26
                                                       ========   ========

LIABILITIES AND SHAREHOLDERS  EQUITY

  CURRENT LIABILITIES:
    Notes Payable                                       $22,000   $ 22,000
    Accrued interest                                     11,502     10,828
    Bank Overdraft                                            1          0
    Accounts Payable                                     34,041     33,364
                                                        -------   --------
                                                       $ 67,544   $ 66,192
                                                       ________   ________

  SHAREHOLDERS  EQUITY
   (DEFICIENCY)
    Common Stock, par value
     $.001; authorized 50,000,000
     shares; 3,580,047 shares
     issued & outstanding:                             $  3,505   $  3,505
    Additional paid-in capital                          607,332    607,332
                                                       --------   --------
    Retained earnings deficit:
      From regular operations                         ( 617,286) ( 617,286)
    Accumulated: developmental
      stage                                           (  70,587) (  69,209)
                                                       --------   --------
                                                      ( 687,873) ( 686,495)
                                                       ________   ________
TOTAL SHAREHOLDERS  EQUITY                            $ 222,964  $ 224,342
                                                       ________   ________
TOTAL LIABILITIES
  AND SHAREHOLDERS  EQUITY                            $       1  $      26
                                                      =========   ========


The accompanying notes are an integral part of the financial statements.



SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENT OF OPERATIONS -- September 30, 1997




                                                 Unaudited       Unaudited
                                               3 months ended  3 months ended
                                                Sep 30, 1997    Sep 30, 1996

REVENUES:                                       $         0     $         0
                                                   ________        ________


EXPENSES:                                             1,351           7,349

NET INCOME (LOSS)                               $(    1,351)     $(   7,349)
                                                   ========        ========
NET (LOSS) PER COMMON SHARE                     $     .0004      $    .0020
                                                  =========       =========
COMMON SHARES OUTSTANDING                         3,505,047       3,505,047
                                                  =========       =========



The accompanying notes are an integral part of the financial statements.




SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
CASH FLOW STATEMENT -- September 30, 1997


                                                 Unaudited       Unaudited
                                               3 months ended  3 months ended
                                                Sep 30, 1997    Sep 30, 1996

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net (loss)                                 $(    1,378)   $(      9,380)
   Increase (decrease) in
     accounts payable                                 677            8,460
   Increase in accrued interest                       674            1,319
                                               ----------     ------------
   Net cash flows from operation              $(       27)   $         409
                                                 ________         ________

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net cash flows from financing              $        0    $           0
                                                 ________         ________

CASH FLOWS F0R INVESTMENT
  ACTIVITIES:
    Net cash flows for
      investments                             $         0   $            0
                                                 ________         ________


NET INCREASE IN CASH AND
  CASH EQUIVALENT                             $(       27)   $         409
  Cash at beginning of period                          26     (         10)
                                                 --------         --------
  Cash at end of period                       $(        1)   $         399
                                                 ========         ========



The accompanying notes are an integral part of the financial statements.





SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS  EQUITY (DEFICIT) -- September 30, 1997



                                                                    Total
                                        Additional               shareholders
              -------Common Stock-----   paid-in    Accumulated     equity
                Shares          Amount   capital      deficit    (deficiency)
                ------          ------   -------      -------    ------------
BALANCES,
 June 30,
 1997         #3,505,047    $   3,505   $607,332    $(686,495)   $  224,342

NET INCOME
 (LOSS) from
 Developmental
 Stage: Sep 30,
 1997                                               (  1,378)    (   1,378)
               ----------    --------   --------    ---------     ---------
BALANCES,
 Sep 30, 1997  #3,505,047   $   3,505   $607,332    $(687,873)   $ 222,946
                ========     ========  =========    =========     ========



The accompanying notes are an integral part of the financial statements.




NOTES TO FINANCIAL STATEMENTS -- September 30, 1997

      The accounting policies followed by Company are set forth in the notes to the Company,s audited financial statements in the Form 10-K Report filed for the year ended June 30, 1997, which is incorporated by reference. Such policies have been continued without change. Also, refer to those notes for details of the Company s financial condition, results of operations and cash flows. All material items in those note have not changed.

     In the opinion of management, the accompanying interim financial state-ments contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997, and the results of it operations and cash flows for the three month period ended.

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