Form 10-Q
period 1997-12-31
SILVERTHORNE PRODUCTION CO
filed 1998-03-27
CIK 726293

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarter year ended
                       December 31, 1997

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

     [x]  Yes  [  ]  No

     The number of shares outstanding of each class of Registrant s classes of Common Stock ($.001 par value)as of end of period covered by report was:

                                        December 31, 1997:   3,505,047


                PART I  -  FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS.

     Financial Statements (unaudited) for quarter year ended December 31, 1997, attached and incorporated herein by reference. (See following pages)



SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
BALANCE SHEET -- December 31, 1997



                                                        Unaudited Audited
                                                        Dec 31    June 30
                                                          1997      1997
ASSETS                                                    ----      ----
  CURRENT ASSETS:
    Cash                                                $     0   $     26
                                                        -------   --------
                                                        $     0   $     26
                                                       ========   ========

LIABILITIES AND SHAREHOLDERS  EQUITY

  CURRENT LIABILITIES:
    Notes Payable                                       $22,000   $ 22,000
    Accrued interest                                     12,206     10,828
    Bank Overdraft                                          141          0
    Accounts Payable                                     34,919     33,364
                                                        -------   --------
                                                       $ 69,139   $ 66,192
                                                       ________   ________

  SHAREHOLDERS  EQUITY
   (DEFICIENCY)
    Common Stock, par value
     $.001; authorized 50,000,000
     shares; 3,580,047 shares
     issued & outstanding:                             $  3,505   $  3,505
    Additional paid-in capital                          607,332    607,332
                                                       --------   --------
    Retained earnings deficit:
      From regular operations                         ( 617,286) ( 617,286)
    Accumulated: developmental
      stage                                           (  72,157) (  69,209)
                                                       --------   --------
                                                      ( 689,443) ( 686,495)
                                                       ________   ________
TOTAL SHAREHOLDERS  EQUITY                            $ 221,394  $ 224,342
                                                       ________   ________
TOTAL LIABILITIES
  AND SHAREHOLDERS  EQUITY                            $       0  $      26
                                                      =========   ========


The accompanying notes are an integral part of the financial statements.



SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENT OF OPERATIONS -- December 31, 1997




                                                 Unaudited       Unaudited
                                               6 months ended  6 months ended
                                                Dec 31, 1997    Dec 31, 1996

REVENUES:                                       $         0     $         0
                                                   ________        ________


EXPENSES:                                             2,933          10,147

NET INCOME (LOSS)                               $(    2,933)     $(  10,147)
                                                   ========        ========
NET (LOSS) PER COMMON SHARE                     $     .0029      $    .0013
                                                  =========       =========
COMMON SHARES OUTSTANDING                         3,505,047       3,505,047
                                                  =========       =========



The accompanying notes are an integral part of the financial statements.




SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
CASH FLOW STATEMENT -- December 31, 1997


                                                 Unaudited       Unaudited
                                               6 months ended  6 months ended
                                                Dec 31, 1997    Dec 31, 1996

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net (loss)                                 $(    2,948)   $(     10,147)
   Increase (decrease) in
     accounts payable                               1,555            8,582
   Increase in accrued interest                     1,378            1,164
                                               ----------     ------------
   Net cash flows from operation              $(       15)   $(        401)
                                                 ________         ________

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net cash flows from financing              $        0    $           0
                                                 ________         ________

CASH FLOWS F0R INVESTMENT
  ACTIVITIES:
    Net cash flows for
      investments                             $         0   $            0
                                                 ________         ________


NET INCREASE IN CASH AND
  CASH EQUIVALENT                             $(       15)   $(        401)
  Cash at beginning of period                  (        1)             399
                                                 --------         --------
  Cash at end of period                       $(       14)   $(          2)
                                                 ========         ========



The accompanying notes are an integral part of the financial statements.





SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS  EQUITY (DEFICIT) -- December 31, 1997



                                                                    Total
                                        Additional               shareholders
              -------Common Stock-----   paid-in    Accumulated     equity
                Shares          Amount   capital      deficit    (deficiency)
                ------          ------   -------      -------    ------------
BALANCES,
 June 30,
 1997         #3,505,047    $   3,505   $607,332    $(686,495)   $  224,342

NET INCOME
 (LOSS) from
 Developmental
 Stage: Dec 31,
 1997                                               (  2,948)    (   2,948)
               ----------    --------   --------    ---------     ---------
BALANCES,
 Dec 31, 1997  #3,505,047   $   3,505   $607,332    $(689,443)   $ 221,394
                ========     ========  =========    =========     ========



The accompanying notes are an integral part of the financial statements.


NOTES TO FINANCIAL STATEMENTS -- December 31, 1997

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

     In the opinion of management, the accompanying interim financial state-ments contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1997, and the results of it operations and cash flows for the three month period ended.


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