Form 10-Q
period 1998-03-31
SILVERTHORNE PRODUCTION CO
filed 1998-05-20
CIK 726293

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarter year ended
                       March 31, 1998

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

     [x]  Yes  [  ]  No

     The number of shares outstanding of each class of Registrant s classes of Common Stock ($.001 par value)as of end of period covered by report was:

     March 31, 1998:   3,505,047



                PART I  -  FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS.

     Financial Statements (unaudited) for quarter year ended March 31, 1998, attached hereto and incorporated herein by reference. (See following pages)


SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
BALANCE SHEET -- March 31, 1998


                                                         Unaudited Audited
                                                         Mar 31    June 30
                                                           1998      1997
ASSETS                                                     ----      ----

  CURRENT ASSETS:
    Cash                                                 $     0   $     26
                                                          -------   --------
                                                         $     0   $     26
                                                         ========   ========

LIABILITIES AND SHAREHOLDERS  EQUITY

  CURRENT LIABILITIES:
    Notes Payable                                        $22,000   $ 22,000
    Accrued interest                                      12,996     10,828
    Accounts Payable                                      37,316     33,364
                                                          -------   --------
                                                        $ 72,312   $ 66,192
                                                         ________   ________

  SHAREHOLDERS  EQUITY
   (DEFICIENCY)
    Common Stock, par value
     $.001; authorized 50,000,000
     shares; 3,505,047 shares
     issued & outstanding:                              $  3,505   $  3,505
    Additional paid-in capital                           607,332    607,332
                                                         --------   --------
    Retained earnings deficit:
      From regular operations                          ( 617,286) ( 617,286)
    Accumulated: developmental
      stage                                            (  75,329) (  69,209)
                                                         --------   --------
                                                       ( 692,615) ( 686,495)
                                                         ________   ________
TOTAL SHAREHOLDERS  EQUITY                             $ 218,222  $ 224,342
                                                         ________   ________
TOTAL LIABILITIES
  AND SHAREHOLDERS  EQUITY                             $       0  $      26
                                                        =========   ========


The accompanying notes are an integral part of the financial statements.



SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENT OF OPERATIONS -- March 31, 1998




                                                 Unaudited       Unaudited
                                               9 months ended  9 months ended
                                                Mar 31, 1998    Mar 31, 1997

REVENUES:                                      $         0     $         0
                                                   ________        ________


EXPENSES:                                            6,120          11,466

NET INCOME (LOSS)                              $(    6,120)     $(  11,466)
                                                   ========        ========
NET (LOSS) PER COMMON SHARE                    $     .0017      $    .0033
                                                  =========       =========
COMMON SHARES OUTSTANDING                        3,505,047       3,505,047
                                                  =========       =========



The accompanying notes are an integral part of the financial statements.




SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
CASH FLOW STATEMENT -- March 31, 1998


                                                  Unaudited       Unaudited
                                               9 months ended  9 months ended
                                                Mar 31, 1998    Mar 31, 1997

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net (loss)                                  $(    6,120)   $(     11,466)
   Increase (decrease) in
     accounts payable                                3,952            9,961
   Increase in accrued interest                      2,168            1,798
                                                 ----------     ------------
   Net cash flows from operation               $(        0)   $(          7)
                                                   ________         ________

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Paid in capital                            $         0    $           0
    Increase in notes payable                            0                0
                                                   --------         --------
    Net cash flows from financing               $        0    $           0
                                                   ________         ________

CASH FLOWS F0R INVESTMENT
  ACTIVITIES:
    Purchase of fixed assets                   $         0    $           0
    Deferred feasibility costs                           0                9
                                                   --------         --------
    Net cash flows for
      investments                              $         0    $(          9)
                                                   ________         ________


NET INCREASE IN CASH AND
  CASH EQUIVALENT                              $         0    $(          7)
  Cash at beginning of period                            0     (          2)
                                                   --------         --------
  Cash at end of period                        $         0    $(          9)
                                                   ========         ========



The accompanying notes are an integral part of the financial statements.





SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS  EQUITY (DEFICIT) --March 31, 1998



                                                                    Total
                                        Additional               shareholders
              -------Common Stock-----   paid-in    Accumulated     equity
                Shares          Amount   capital      deficit    (deficiency)
                ------          ------   -------      -------    ------------
BALANCES,
 June 30,
 1997         #3,505,047    $   3,505   $607,332    $(686,495)   $  224,342

NET INCOME
 (LOSS) from
 Developmental
 Stage: Mar 31,
 1998                                                (  6,120)    (   6,120)
               ----------    --------   --------    ---------     ---------
BALANCES,
 Mar 31, 1998  #3,505,047   $   3,505   $607,332    $(692,615)    $ 218,222
                ========     ========  =========    =========      ========


The accompanying notes are an integral part of the financial statements.



NOTES TO FINANCIAL STATEMENTS -- March 31, 1998

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

     In the opinion of management, the accompanying interim financial state-ments contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998, and the results of it operations and cash flows for the three month period ended.


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


                         SILVERTHORNE PRODUCTION COMPANY



Dated: 5/15/98          /s/ D. L. Jackson
                     By: ______________________________________
                            D.L. Jackson, President, Chief Executive Officer and Director


Dated: 5/15/98         /s/ T. M. Jackson
                     By: ______________________________________
                           T.M. Jackson, Secretary and Director