Form 10-K
period 1998-06-30
SILVERTHORNE PRODUCTION CO
filed 1998-10-13
CIK 726293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                of 1934 For the fiscal year ended June 30, 1998

                          Commission File No. 2-85845-D

 ------------------------------------------------------------------------------



                         SILVERTHORNE PRODUCTION COMPANY
             (Exact name of Registrant as specified in its charter)

           COLORADO                                       84-0189377
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


16053 Via Viajera, Rancho Santa Fe, CA 92091               (619) 759-9123
(Current address of principal executive office)      (Registrant's telephone No.
                                                           with area code)



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

     The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on June 30, 1998 was not determinable because there was no significant trading even though there were listed quotations of $.125 bid - $.125 ask on the OTC Bulletin Board as of that date or 60 days prior to the date of filing.

     The number of shares outstanding of each class of Registrant's classes of Common Stock ($.001 par value) as of end of period covered by report was:

                                                       June 30, 1998: 15,757,047

                                     PART I
                                     ------


ITEM 1.  BUSINESS.
-------  ---------

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

     In 1984, Company acquired S & R Telecommunications, Inc., a privately held Colorado corporation engaged in telecommunications installations services, in exchange for shares restricted common stock, which shares were returned to the treasury in the third fiscal quarter of 1985 when the business proved unprofitable and was terminated. Also, in 1984, Company created a subsidiary, CRS Broadcasting of Mississippi, Inc., a Mississippi corporation, which acquired the business and assets of radio station. The subsidiary defaulted on its loan obligations and in the third fiscal quarter of 1985. The lender foreclosed on its note and obtained possession and ownership of the assets of said subsidiary of Company. Contingent liability, if any, from the subsidiary to Company is barred by the Statute of Limitations. After the failure of S & R Telecommunications, Inc., and of CRS Broadcasting of Mississippi, Inc., Company's day to day business operations ceased until April, 1988.

     In May, 1988, Company was recapitalized. Company acquired oil producing properties located in Allan County, KS, implemented a 1 for 20 reverse stock split and commenced business operations. Pursuant to that acquisition, Company executed a promissory note and conducted operations for eight months, terminating on or about March 15, 1989, when Company disposed of its Allan County, KS, oil properties. A loss of substantially all of Company's assets resulted. In June, 1989, Company creditors forgave indebtedness of Company totalling approximately $100,000, which had resulted from accrued salaries, plus, promissory notes and attorney fees owed to Company's officers and directors. Since the failure and the loss resulting from disposal of the oil properties, Company's day to day business operations ceased. Company has returned to a developmental stage company. Company, again, has been without revenue and operating capital and is in arrears on its filings with the Securities and Exchange Commission.

     FINANCIAL CONDITIONS. Company had not generated any revenues for fiscal years ended June, 1984, 1985, 1986, 1987 and 1988. As of March 31, 1988, Company was more than two years in arrears on its filings with the Securities and Exchange Commission, had contingent liabilities and had no assets. Company was insolvent and non-operational. Company obtained capital to bring the financial statements and SEC reports current and enabled Company to hold a shareholders' meeting approving acquisition of assets and commencement of business activities.

     Commencing in July, 1988, and through the end of its fiscal year, June 30, 1989, Company generated gross revenues in the amount of $27,098 resulting from sales of oil produced from its properties, which properties were exchanged in liquidation of Company's related contingent liabilities and outstanding debt. Prior to engaging in the oil business Company had an accumulated deficit of approximately $243,000. Company's oil business had an additional accumulated deficit of approximately $386,000. Company president obtained funds from certain shareholders to pay for professional services, from time to time, to prepare the financial audits of Company, including this report. By fiscal year ending June 30, 1998, Company had a total accumulated deficit of approximately $767,000.

     DESCRIPTION OF BUSINESS. Company's day to day business operations have ceased. Company has been seeking a business opportunity which it can acquire by stock exchange or merger. Substantially all of the expenses paid during this fiscal year have occurred maintaining a transfer agent or in pursuit of such acquisition or merger through the efforts of the Chief Executive Officer. No officer or director has been paid for the extensive hours of services rendered on behalf of the Company. As of June 30, 1998, such acquisition or merger have not been resulted.

ITEM 2.  PROPERTIES.  None.
-------  -----------

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

     Company is not presently a party to any legal proceeding and is not subject to any known administrative or judicial proceeding or investigation arising under any federal, state or local provision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.
-------  ----------------------------------------------------

                                     PART II
                                     -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
-------  --------------------------------------------------------------------
         MATTERS.
         --------

         Company's common stock has been publicly traded and the price quoted on the OTC Bulletin Board. Even though maintaining a current listing, no known significant trading occurred during this fiscal year. As of June 30, 1998, there were approximately 1,240 shareholders of record of Company's common stock. Pursuant to The Insider Trading and Securities Fraud Enforcement Act of 1988," the Company's securities fall within the definition of Designated Security" as of January 1, 1990. Company believes the Act has increased its difficulty in attracting new market makers and has contributed to the increased unwillingness of market makers to maintain inventory of Company's shares, therefore, Company's shareholders may experience significant difficulty in disposing of or acquiring shares. Company has never paid any dividends and does not expect to pay any dividends during the next fiscal year. Company has never generated sufficient profits to pay any dividends. Company's common stock could be deemed no to have a public trading market.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

     Company has not engaged in any revenue producing operations during fiscal year ended June 30, 1998. Company's selected financial information is included in the financial statements which form a part of this report and which are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATION.
         -------------

     As of March 31, 1989, Company had returned to a developmental stage company. Company's financial condition did not change materially during the fiscal year ended June 30, 1998, except that accounts payable and note payable of $153,150 were reclassified to acquisition of capital stock. Said holders agreed to convert the subject accounts payable and note payable with interest thereon to Company stock at the rate of $.0125 instead of $.001 par value, which benefitted Company by $140,898 capital paid in excess of par resulting from the debt reduction. In addition the reclassification was made to assist Company's pursuit of mergers by elimination of substantially all corporate indebtedness.

     LIQUIDITY. Company's liquidity did not change during the fiscal year ended June 30, 1998. Company had no material liquid assets at the beginning nor at the ending. Company had one account payable to the stock transfer agent in the amount of approximately $7,000 as of year ended June 30,1998.

     CAPITAL RESOURCES. Company had no commitments for any capital expenditures nor increases in capital resources during the fiscal year ended June 30, 1998, except for the reclassification of said accounts payable and note payable stated hereinabove.

     RESULTS OF OPERATION. Company has not had any business operations during the fiscal year ended June 30, 1998. Company's pursuit of business operations through acquisition by stock exchange or merger continue,s but has not materialized. No mergers are pending.

     CHANGE IN CORPORATE OFFICERS, MANAGEMENT AND DIRECTORS. No change in this fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         (see following pages)

                         SILVERTHORNE PRODUCTION COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

Independent Auditor's Report                                              6

Financial Statements

         Balance Sheet                                                    7

         Statement of Operations                                          8

         Statement of Cash Flow                                           9

         Statement of Stockholders' Equity                               10

         Notes to Financial Statements                                11-12

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors,
SILVERTHORNE PRODUCTION COMPANY


     I have audited the accompanying balance sheet of SILVERTHORNE PRODUCTION COMPANY ( a Colorado Corporation) as of June 30, 1998 and 1997 and the related statements of operations, stockholders, equity and cash flows for each of the two years in the period ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SILVERTHORNE PRODUCTION COMPANY as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/ Daniel Jankowski

Daniel Jankowski
Certified Public Accountant
332 S. Juniper St, Suite 203
Escondido, CA 92025

September 29, 1998


                                SILVERTHORNE PRODUCTION COMPANY
                                (A Developmental Stage Company)
                                   COMPARATIVE BALANCE SHEET
                         For fiscal years ended June 30, 1998 and 1997

                                                                                                       Amended 1
                                                                                Year ended             Year ended
                                                           Notes               June 30, 1998         June 30, 1997
                                                           -----               -------------         -------------
ASSETS
------
CURRENT ASSETS:
     Cash                                                                        $       0             $      26
                                                                                 ---------             ---------
          TOTAL ASSETS:                                                          $       0             $      26
                                                                                 =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Notes Payable                                           3                   $       0             $  22,000
     Accrued interest                                        3                           0                10,828
     Accounts Payable                                        4                       7,018                33,364
                                                                                 ---------             ---------
          TOTAL CURRENT LIABILITIES:                                             $   7,018             $  66,192
                                                                                 ---------             ---------
SHAREHOLDERS' EQUITY
     Common Stock, par value $.001 per share;
       authorized 50,000,000 shares; of which
       15,757,047 shares are issued and outstanding8                             $  15,757             $   3,505
     Capital paid in excess of par                                                 748,230               607,332

RETAINED EARNINGS DEFICIT:
     From regular operations                                                      (617,286)             (617,286)
     Accumulated during developmental stage                  7                    (153,719)             ( 59,717)
                                                                                 ---------             ---------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                             $(  7,018)            $( 66,166)
                                                                                 ---------             ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $       0             $      26
                                                                                 =========             =========










                     The accompanying notes are an integral part of these financial statements.

                                 SILVERTHORNE PRODUCTION COMPANY
                                 (A Developmental Stage Company)
                                    STATEMENT OF OPERATIONS
                          For fiscal years ended June 30, 1998 and 1997

                                                                                                       Amended 1
                                                                                Year ended             Year ended
                                                           Notes               June 30, 1998         June 30, 1997
                                                           -----               -------------         -------------

MISCELLANEOUS INCOME:
     Reversal of accounts payable                            4                  $       0               $  44,127
                                                                                ---------               ---------
 EXPENSES:

     Administrative expenses:                                                   $  15,736               $  12,087

     Interest                                                3                      6,906                   2,583

     Legal Fees                                              5                     69,800                       0

     Auditing Fees                                                                  1,560                       0
                                                                                ---------               ---------

                  Total Expenses                             3                  $  94,002               $  14,670
                                                                                ---------               ---------

NET INCOME (LOSS)                                                               $ (94,002)              $  29,457
                                                                                =========               =========

EARNINGS PER SHARE:
     Net income from operations                              6                  $   .0098               $   .0084

Weighted average common
     shares outstanding                                                         9,631,047               3,505,047
                                                                                =========               =========













                     The accompanying notes are an integral part of these financial statements.



                                  SILVERTHORNE PRODUCTION COMPANY
                                  (A Developmental Stage Company)
                                      STATEMENT OF CASH FLOW
                            For fiscal years ended June 30, 1998 and 1997
                                                                                                         Amended 1
                                                                                Year ended              Year ended
                                                                               June 30, 1998           June 30, 1997
                                                                               -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $(94,002)               $ 29,457
   Increase (decrease) in accounts payable                   4                          0                  12,122
   Non-cash write-off notes/account payable                                                               (44,127)
   Increase in accrued interest                                                                             2,583
                                                                                 --------                --------
   Net cash flows from operation                                                 $(94,002)               $     35
                                                                                 --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt converted to common stock                            5                   $ 93,976                $      0
                                                                                 --------                --------

CASH FLOWS FOR INVESTMENT ACTIVITIES:                                            $      0                $      0
                                                                                 --------                --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                              $(    26)               $     35
   Cash or bank overdraft at beginning of period                                       26                 (     9)
                                                                                 --------                --------
                                                                                 $      0                $     26
                                                                                 ========                ========



















                The accompanying notes are an integral part of these financial statements.

                                         SILVERTHORNE PRODUCTION COMPANY
                                         (A Developmental Stage Company)
                                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  For fiscal years ended June 30, 1998 and 1997




                                         Common Stock                                                 Total
                                    ----------------------       Additional      Accumulated       shareholders'
                                      Shares        Amount     Paid-in capital     deficit        equity (deficit)
                                    ----------     --------    ---------------   -----------      ----------------
BALANCES, June 30, 1996             #3,580,047     $ 3,580        $ 907,257       $(706,460)         $ 204,377

NET INCOME (LOSS)
      from fiscal year ended
         June 30, 1997                                                              29,457             29,457
         June 30, 1998              12,252,000     $12,252         140,898        ( 94,002)            59,148
                                                                 ---------
Redemption/reversal                 (   75,000)     (   75)       (299,925)                          (300,000)
                                   -----------     -------       ---------        ---------         ---------
BALANCE June 30, 1998              #15,757,047     $15,757       $ 748,230        $(771,005)        $(  7,018)
                                   ===========     =======       =========        =========         =========

























                 The accompanying notes are an integral part of these financial statements.

                         SILVERTHORNE PRODUCTION COMPANY
                         (A Developmental Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  For fiscal years ended June 30, 1998 and 1997


NOTE 1 - AMENDMENT TO NUMBERS ON THE AUDIT REPORT FOR JUNE 30, 1997
-------------------------------------------------------------------

     As a result of an unintentional oversight, the auditor failed to make several corrections to certain numbers appearing on the final audit report for year ended June 30, 1997. The corrections are set forth in the respective columns of these financial statements.


NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

     ORGANIZATION: Company was incorporated in May 1983 in the State of Colorado, to engage in the cellular radio and communications business; and to engage in any other lawful activity permitted." In June 1988, Company changed its name to Silverthorne Production Company and commenced operations in the oil an gas industry. During 1993-96, Company attempted to locate acquisition prospects and negotiate acquisition or exchange of assets, including activity in the fuel industry. Company's pursuit of business opportunities through acquisition by stock exchange or merger has not materialized.

     BASIS OF FINANCIAL STATEMENT PRESENTATION: Company evaluated its total financial position in anticipation of returning to a publicly held shell so that it is more attractive to potential business opportunities through acquisition by stock exchange or mergers. Company has no operations and is critically short of cash. Its ability to continue development stage activities is in question, except for the efforts of the current officers/directors. Company is a development stage company. To benefit Company's pursuit of acquisitions or mergers certain creditors of Company agreed to reclassify their subject accounts payable by Company into capital stock. Prior agreements between Company and holders of the accounts payable were published in prior audited financial statements indicating the indebtedness or claim for consideration may be converted to payment for acquisition of additional shares of Company stock at par value. Said holders agreed to convert the subject accounts payable, plus note payable with interest thereon to Company stock at the rate of $.0125 instead of $.001 par value, which benefitted Company by $140,898 capital paid in excess of par.

NOTE 3 - NOTES PAYABLE
----------------------

     The $22,000 note, plus compound interest thereon was converted to payment for acquisition of shares of Company stock. Company's liability thereon was satisfied. This note had accrued interest in the amount of $16,974 as of year ended June 30, 1998.

NOTE 4 - ACCOUNTS PAYABLE
-------------------------

     Accounts payable of Company increased by Company's liability for legal and other services tendered by the current President/CEO/Director from April 1989 through current date, which were previously agreed, at his option, to be converted to payment or acquisition of shares of Company stock at par value. As stated in preceding footnotes, certain creditors agreed convert the subject accounts payable to Company stock at the rate of $.0125 instead of $.001 par value which benefitted Company approximately twelve times par by capital paid in excess of par. American Securities Transfer, Inc. (AST), debt is the only accounts payable of Company.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

     Company officers from time to time obtained funds from shareholders to pay for expenses, including this audit, as well as pursuit of Company business opportunities. Company's current President/CEO/Director acted as General Legal

                         SILVERTHORNE PRODUCTION COMPANY
                         (A Developmental Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  For fiscal years ended June 30, 1998 and 1997


Counsel and provided Company corporate legal services without billing for such services from April 1989 to 1997 on the condition Company shall pay for said services when billed, payable at his option with any combination of funds or issuance of Company stock. Said legal services and consultation were, as stated above, converted to Company stock at the rate of $.0125 instead of $.001 par value, which benefitted Company approximately twelve times par value by capital paid in excess of par.

NOTE 6 - EARNINGS PER SHARE
---------------------------

     Earnings per share is calculated by dividing the net income (loss) from operations, by total weighted shares outstanding at June 30, 1998.

NOTE 7 - INCOME TAXES
---------------------

     In the cellular radio communications business, Company accumulated a loss carry forward of about $243,000. Company's loss carry forward from the oil and gas industry increased by approximately $376,000. From 1989 through June 30, 1997, development stage activities in pursuit of acquisition and merger opportunities, Company accumulated an additional loss carry forward of approximately $148,000. Therefore the total loss carry forward is approximately $767,000 through June 30, 1998. Company may not be able to utilize part of these loss carry forwards, depending on the nature of future operations. Company has prepared and is filing its federal income tax returns for the years June 30, 1991 through June 30, 1998, contemporaneously with publication of this audited report.

NOTE 8 - CHANGE IN CONTROL OF THE COMPANY
-----------------------------------------

     Issuance of Company shares for the reclassified accounts payable and notes payable $153,150, at the rate of $.0125 instead of $.001 par value $12,252, total 12,252,000 shares issued. Company benefitted by approximately twelve times par value by capital paid in excess of par. Shares issued 10,536,720 and previously held by President/CEO/Director, plus spouse's and minor daughter held which are attributable to him as beneficial owner total approximately 69% of the outstanding stock of the Company.

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURES.
-------   ----------------------------------------------------------------------

     During the fiscal year ended June 30, 1998, Company did not change accountants or have any disagreements with its accountant on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. The accountant's reports on the financial statements for Company did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.


                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     Directors and executive officers of Company during fiscal year ended June 30, 1998:

     Name:                       Age:       Position:
     -----                       ----       ---------

     David L. Jackson             60        President/CEO/Director and Chairman
     P.A. Jackson                 50        Director
     Tiffany M. Jackson           31        Secretary/Director

     BUSINESS EXPERIENCE. The following is a brief account of business experience during at least the past five years of each director and executive officer, indicating the principal business or the organizations in which such occupation and employment were carried on:

     D.L. JACKSON: President/Director and Chairman of Board of Directors of Company from April, 1990, to January, 1992, but continued as corporate General Legal Counsel. In February 1995, Mr Jackson was re-appointed as a Company Director and elected as Vice-President. He receive his BA degree from Northwest Nazarene College; earned a Juris Doctor degree at the University of Denver, College of Law, 1971; received the American Jurisprudence Award for excellence in corporations; and practiced law in the United States Courts and Colorado State Courts until 1997. He was an officer and director of Jackson Brothers Industries, Inc., a publicly held Nevada corporation, until 1991. He has been a licensed real estate broker in California since 1991. He has been from time to time an adjunct college professor teaching Real Estate Law, Business Law, Human Resource Management and Strategic Management, Point Loma Nazarene University, San Diego, CA. He serves as an arbitrator resolving disputes in commercial law and labor law. He served on the national panel of the American Arbitration Association; received Certificate of Accomplishment from the Federal Labor Relations Authority; and was admitted to the national roster of arbitrators of the Federal Mediation and Conciliation Services, Washington, D.C.

     T.M. JACKSON: Secretary/Director of Company since April, 1990. She is experienced in sales management, business consultant, and currently employed in San Jose, CA, as a consultant in the telemarketing industry. She earned a Bachelor of Science degree, Business Administration from the University of Denver. She studied law at the University of Denver, College of Law, 1988-89.

     Each director holds office until the next annual meeting of shareholders or until a successor is elected and qualified. Currently all directorships are filled. Each officer holds office until a successor is elected by the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     During the fiscal year ended June 30, 1998, there were no salaries, no bonuses and no other forms of compensation paid it directors or officers, even though heretofore authorized. The Board of Directors has authority to set salaries for officers and/or pay directors on a day to day basis for services rendered to Company, in amounts to be determined at the discretion of the Directors. Once business operations commence, compensation will be determined retroactively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following itemization sets forth the number of shares of Company's voting securities, Common Stock, by each person who was known by Company to own beneficially more than 5% of Company's outstanding voting stock as of June 30, 1998.

     Name & address:                     Amount & nature of beneficially owned:       % of Class:
     ---------------                     --------------------------------------       -----------
     David L. & Patricia A. Jackson (1)           10,887,151 Common                     69.09%
     16053 Via Viajera
     Rancho Santa Fe, CA 92067

     Eric & Susan Sundsvold (2)                   2,149,480 Common                      13.64%
     5121 S. Ironton St
     Englewood, CO 80111

     (1) DLJ was issued 10,536,720 shares of Company's Common Stock as a result of reclassification of accounts payable and note payable in the amount of $132,175, June 1998. DLJ agreed to reclassify the subject accounts payable and note payable with interest thereon to Company stock at the rate of $.0125 instead of $.001 par value, which benefitted Company by $121,638 capital paid in excess of par resulting from the debt reduction. In addition the reclassification was made to assist Company's pursuit of mergers by elimination of substantially all corporate indebtedness. PAJ has held 175,231 shares of Company's Common Stock as her sole/separate property, and minor daughter has held 175,200 shares of Common Stock of Company as her sole/separate property. Tiffany M. Jackson 175,200 shares (1.11%), Kellie R. Jackson 175,200 shares (1.11%) and Traci L. Jackson 175,100 shares (1.11%), offspring of DLJ and PAJ, are holders of Company's Common Stock. Their respective shares are not attributable to DLJ and PAJ inasmuch as said offspring have obtained majority, are not living in the home of, and are not under the direct or indirect control of, nor had any contract, arrangement, understanding or otherwise had any voting or disposition power with parents.

     (2) EJS was issued 1,715,280 shares of Company's Common Stock as a result of reclassification of accounts payable in the amount of $20,975, June 1998. EJS agreed to reclassify the subject accounts payable to Company stock at the rate of $.0125 instead of $.001 par value, which benefitted Company by $19,260 capital paid in excess of par resulting from the debt reduction. In addition the reclassification was made to assist Company's pursuit of mergers by elimination of substantially all corporate indebtedness. EJS has held 206,000 shares of Company's Common Stock in his own name and holds 11,000 shares (0.007%) of Company's Common Stock as UTMA/trustee for Shawn N. Sundsvold, offspring not having obtained majority and living in the home of EJS and SS. Shawn N. Sundsvold holds 50,000 shares (0.03%) of Company's Common Stock in his own name. Susan Sundsvold holds 167,200 shares (0.01%) of Company's Common Stock in her own name.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL MANAGEMENT. The following table sets forth the number of shares of Company's voting securities, Common Stock, by each director and by all officers and directors of Company to own beneficially more than 5% of Company's outstanding voting stock and as of June 30, 1998.

     Name & address:                 Amount & nature of beneficially owned:    % of Class:
     ---------------                 --------------------------------------    -----------
     David L. Jackson (3)                    10,536,720 Common                    69.09%
     PO Box 180329,
     Coronado, CA 92178

     Patricia A. Jackson (3)                 175,231 Common                       1.11%
     16053 Via Viajera
     Rancho Santa Fe, CA 92067

     Tiffany M. Jackson (4)                  175,200 Common                       1.11%
     335 Elan Villager Dr #409
     San Jose, CA 92713

     (3) DLJ including attribution percentage for spouse and minor daughter; PAJ holds 175,231 shares of Company's Common Stock (1.11%) as her sole/separate property, and minor daughter holds 175,200 shares of Common Stock of Company (1.11% %) as her sole/separate property (see note 1, above).

     (4) TMJ is a holder of 175,200 shares of Company's Common Stock (1.11%), however said shares are not attributable to DLJ and PAJ inasmuch as she has obtained majority, is not living in the home, and is not under the direct or indirect control of, nor had any contract, arrangement, understanding or otherwise had any voting or disposition power with parents.

ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTION.
--------  ------------------------------------------

     Company officers from time to time obtained funds from shareholders to pay for expenses, including this audit, as well as pursuit of Company business opportunities. Company General Legal Counsel has provided Company corporate legal services without billing for such services from April 1989 to date on the condition Company shall pay for said services when billed, payable at his option with any combination of funds or issuance of Company stock at par value. DLJ agreed to reclassify the subject accounts payable, which included billing for legal and consulting services rendered, and note payable with interest thereon to Company stock at the rate of $.0125 instead of $.001 par value, which benefitted Company by $121,638 capital paid in excess of par resulting from the debt reduction. In addition the reclassification was made to assist Company's pursuit of mergers by elimination of substantially all corporate indebtedness.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------  ----------------------------------------------------------------

          Exhibits.
          ---------

          Exhibit 23 Consent of Independent Certified Public Accountant, Daniel Jankowski

          Exhibit 27  Financial Data Schedule

          Financial Statements and Supplementary Schedules.
          -------------------------------------------------

          See Index to Financial  Statement,  included above.

     Reports on Form 8-K. Company's Form 8-K Report, June 30, 1998, issued contemporaneously herewith concerns the change of ownership resulting from DLJ agreed to reclassify the subject accounts payable, which included billing for legal and consulting services rendered, and note payable with interest thereon to Company stock at the rate of $.0125 instead of $.001 par value, which benefitted Company by $121,638 capital paid in excess of par resulting from the debt reduction. DLJ was issued 10,536,720 shares of Company's Common Stock. As a result of the shares issued to DLJ, plus shares attributable for spouse and minor daughter, DLJ's beneficially owned shares total 10,887,151 Common stock which is approximately 69.09% of the Company's total shares issued and outstanding.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the officers, undersigned, thereunto duly authorized.

                                       SILVERTHORNE PRODUCTION COMPANY



Dated: September 29, 1998              By: /s/ David L. Jackson
       ------------------                  ------------------------------------
                                           David L. Jackson, President,
                                           Chief Executive Officer and
                                           Director



Dated: September 29, 1998              By: /s/ T.M. Jackson
       ------------------                  ------------------------------------
                                           T.M. Jackson, Secretary and Director

     No annual report or proxy material has been sent to securities holders in Registrant's fiscal year ended June 30, 1989 through June 30, 1998.