Form 10-Q
period 1998-09-30
SILVERTHORNE PRODUCTION CO
filed 1998-10-13
CIK 726293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q
   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 For the quarter ended September 30, 1998

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

                                                              [x]  Yes  [  ]  No

     The number of shares outstanding of each class of Registrant's classes of Common Stock ($.001 par value)as of end of period covered by report was:

                                                  September 30, 1998: 15,757,047


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
-------  --------------------

     Financial Statements (unaudited) for quarter year ended September 30, 1998, attached nd incorporated herein by reference. (See following pages)


SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled  by  management
(A Developmental Stage Company)
BALANCE SHEET -- September 30, 1998

                                                               Unaudited               Audited
                                                             Sept. 30, 1998         June 30, 1998
                                                             --------------         -------------
ASSETS
------
     CURRENT ASSETS:
        Cash                                                  $       0                $       0
                                                              ---------                ---------
                                                              $       0                $       0
                                                              =========                =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

     CURRENT LIABILITIES:
        Accounts Payable                                          8,326                    7,018
                                                              ---------                 --------
                                                              $   8,326                $   7,018
                                                              ---------                ---------
     SHAREHOLDERS' EQUITY (DEFICIENCY)
        Common Stock: par value $.001
        authorized 50,000,000 shares; issued
        and outstanding: 15,757,047 shares                    $  15,757                $  15,757
     Additional paid-in capital                                 748,230                  748,230
                                                              ---------                ---------

     Retained earnings deficit:
        From regular operations                                (617,286)                (617,286)
        Accumulated: developmental stage                       (155,027)                (153,719)
                                                              ---------                ---------
        TOTAL SHAREHOLDERS' EQUITY                            $(  8,326)               $(  7,018)
                                                              ---------                ---------
     TOTAL LIABILITIES
     AND SHAREHOLDERS' EQUITY                                 $       0                $       0
                                                              =========                =========














            The accompanying notes are an integral part of the financial statements.


SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENT OF OPERATIONS -- September 30, 1998




                                                         Unaudited             Unaudited
                                                       3 months ended        3 months ended
                                                       Sept. 30, 1998         Sept. 30, 1997
                                                       --------------        --------------
REVENUES: Miscellaneous income                           $        0             $       0
                                                         ----------             ---------

EXPENSES:                                                $    1,308             $   1,351
                                                         ----------             ---------

NET INCOME (LOSS)                                        $(   1,308)            $(  1,351)
                                                         ==========             =========

NET (LOSS) PER COMMON SHARE                              $(   .0000)             $( .0004)
                                                         ----------             ---------

COMMON SHARES OUTSTANDING                                15,757,047             3,505,047
                                                         ==========             =========























        The accompanying notes are an integral part of the financial statements.


SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
CASH FLOW STATEMENT -- September 30, 1998


                                                         Unaudited               Unaudited
                                                       3 months ended          3 months ended
                                                       Sept. 30, 1998          Sept. 30, 1997
                                                       --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                           $(1,308)                $(1,378)
     Increase (decrease) in accounts payable                1,308                     677
     Increase in accrued interest                               0                     674
                                                          -------                 -------
     Net cash flows from operation                        $     0                 $(   27)
                                                          -------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:                     $     0                 $     0
                                                          -------                 -------
     Net cash flows from financing                        $     0                 $     0
                                                          -------                 -------
CASH FLOWS F0R INVESTMENT ACTIVITIES:                     $     0                 $     0
                                                          -------                 -------
     Net cash flows for investments                       $     0                 $     0
                                                          -------                 -------

NET INCREASE IN CASH AND CASH EQUIVALENT                  $     0                 $(   27)
     Cash at beginning of period                                0                      26
                                                          -------                 -------
     Cash at end of period                                $     0                 $(    1)
                                                          =======                 =======















    The accompanying notes are an integral part of the financial statements.


SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENTS OF SHAREHOLDERSO EQUITY (DEFICIT) -- September 30, 1998




                                                                                                          Total
                                             Common Stock              Additional                      shareholders'
                                       ------------------------         paid-in       Accumulated         equity
                                          Shares         Amount         capital         deficit        (deficiency)
                                       -----------      -------        ----------     ------------     --------------
BALANCES, June 30, 1998                #15,757,047      $15,757        $748,230        $(771,005)         $(7,018)
NET INCOME (LOSS) from
 Developmental Stage: Sept. 30, 1998                                                    (  1,308)          (1,308)
                                       -----------      -------        --------        ---------          -------
BALANCES, Sept. 30, 1997               #15,757,047      $15,757        $748,230        $(772,313)         $(8,326)
                                       ===========      =======        ========        =========          =======


    The accompanying notes are an integral part of the financial statements.















NOTES TO FINANCIAL STATEMENTS -- September 30, 1998

     The accounting policies followed by Company are set forth in the notes to the CompanyOs audited financial statements in the Form 10-K Report filed for the year ended June 30, 1998, which is incorporated by reference. Such policies have been continued without change. Also, refer to those notes for details of the CompanyOs financial condition, results of operations and cash flows. All material items in those note have not changed.

     In the opinion of management, the accompanying interim financial statements contain all adjustments necessary to present fairly the CompanyOs financial position as of September 30, 1998, and the results of it operations and cash flows for the three month period ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATION.
         ---------------------

     As of March 31, 1989, the Company had returned to a developmental stage company. The CompanyOs financial condition did not change materially during the quarter covered by this report.

     LIQUIDITY. The Company's liquidity did not change materially during the quarter year covered by this report. Company had no material liquid assets at the beginning nor at the ending.

     CAPITAL  RESOURCES.   The  Company  had  no  commitments  for  any  capital
expenditures nor increases in capital resources during the quarter year covered by this report.

     RESULTS OF OPERATION. The Company has not had any business operations during the quarter year covered by this report. The CompanyOs pursuit of business operations through acquisition by stock exchange or merger has not materialized. No mergers are being negoitated.



                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

         Exhibits:
         --------

         Exhibit 27 - Financial Data Schedule

         Form 8-K:
         --------

         None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the officers, undersigned, thereunto duly authorized.

                                      SILVERTHORNE PRODUCTION COMPANY



Dated: October 2, 1998                By: /s/ David L. Jackson
                                         ---------------------------------------
                                         David L. Jackson, President, Chief
                                         Executive Officer and Director


Dated:  October 2, 1998               By: /s/ T.M. Jackson
                                         ---------------------------------------
                                         T. M Jackson, Secretary and Director