Form 10-Q
period 1998-12-31
SILVERTHORNE PRODUCTION CO
filed 1999-01-19
CIK 726293

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 1998


                       Commission File Number: 2-85845-D


                         Silverthorne Production Company
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)


          Colorado                                     84-0189377
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


             16053 Via Viajera, Rancho Santa Fe, California 92091
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                                (619) 759-9123
                        -------------------------------
                        (Registrant's telephone number)




Indicated by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                         [ X ]  Yes    [   ]  No


As of December 31, 1998, 15,757,047 shares of common stock, $.001 par value, were outstanding.

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements                                  3

              Balance Sheet as of December 31, 1998
              (Unaudited) and June 30, 1998 (Audited)               3

              Statement of Operations for Three Months
              ended December 31, 1998 and 1997 (Unaudited)
              and Six Months ended December 31, 1998 and
              December 31, 1997 (Unaudited)                         4

              Statement of Cash Flows for Six Months
              ended December 31, 1998 and 1997 (Unaudited)          5

              Notes to Financial Statements                         6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                            7

Part II.  Other Information                                         8

     Item 1.  Legal Proceedings                                     8
     Item 2.  Changes in Securities                                 8
     Item 3.  Defaults upon Senior Securities                       8
     Item 4.  Submission of Matters to a Vote of Security
              Holders                                               8
     Item 5.  Other Information                                     8
     Item 6.  Exhibits and Reports on Form 8-K                      8

Signatures                                                          9

SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
BALANCE SHEETS

                                                  Unaudited       Audited
                                                Dec. 31, 1998  June 30, 1998
                                                -------------  -------------
ASSETS

  CURRENT ASSETS:
    Cash                                          $       0      $       0
                                                  ---------      ---------
                                                  $       0      $       0
                                                  =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts Payable                                  8,552          7,018
                                                  ---------      ---------
                                                  $   8,552      $   7,018
                                                  ---------      ---------

  SHAREHOLDERS' EQUITY (DEFICIENCY)
    Common Stock: par value $.001
     authorized 50,000,000 shares; issued
     and outstanding: 15,757,047 shares           $  15,757      $  15,757
    Additional paid-in capital                      748,230        748,230
                                                  ---------      ---------
    Retained earnings deficit:
     From regular operations                       (617,286)      (617,286)
     Accumulated: developmental stage              (155,253)      (153,719)
                                                  ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY                  $(  8,552)     $(  7,018)
                                                  ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $       0      $       0
                                                  =========      =========

















The accompanying notes are an integral part of the financial statements.

SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENTS OF OPERATIONS


                 Unaudited       Unaudited       Unaudited       Unaudited
               3 months ended  3 months ended  6 months ended  6 months ended
               Dec. 31, 1998   Dec. 31, 1997   Dec. 31, 1998   Dec. 31, 1997
               --------------  --------------  --------------  --------------

REVENUES:
 Miscellaneous
  income          $        0      $       0       $        0      $       0
                  ----------      ---------       ----------      ---------
EXPENSES:         $      226      $   1,582       $    1,534      $   2,933
                  ----------      ---------       ----------      ---------

NET INCOME
 (LOSS)           $(     226)     $(  1,582)      $(   1,534)     $(  2,933)
                  ==========      =========       ==========      =========

NET (LOSS) PER
 COMMON SHARE     $(   .0000)     $(  .0006)      $(   .0000)     $(  .0009)
                  ----------      ---------       ----------      ---------

COMMON SHARES
 OUTSTANDING      15,757,047      3,505,047       15,757,047      3,505,047
                  ==========      =========       ==========      =========


























The accompanying notes are an integral part of the financial statements.

SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
CASH FLOWS STATEMENT

                                                Unaudited        Unaudited
                                              6 months ended   6 months ended
                                              Dec. 31, 1998    Dec. 31, 1997
                                              --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                     $(1,534)         $(2,948)
  Increase (decrease) in accounts payable          1,534            1,555
  Increase in accrued interest                         0            1,378
                                                 -------          -------
   Net cash flows from operations                $     0          $(   15)
                                                 -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:            $     0          $     0
                                                 -------          -------

   Net cash flows from financing                 $     0          $     0
                                                 -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:            $     0          $     0
                                                 -------          -------
   Net cash flows from investing
    activities                                   $     0          $     0
                                                 -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS        $     0          $(   15)
  Cash at beginning of period                          0               (1)
                                                 -------          -------
  Cash at end of period                          $     0          $(   14)
                                                 =======          =======





















The accompanying notes are an integral part of the financial statements.

SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
NOTES TO FINANCIAL STATEMENTS -- December 31, 1998

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

     In the opinion of management, the accompanying interim financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 1998, and the results of operations and cash flows for the periods presented.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The Company has been a developmental stage company since 1989. The Company's financial condition did not change materially during the quarter covered by this report.

     The Company generated no revenues during the quarter ended December 31, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At December 31, 1998, the Company had no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers or suppliers, it does not believe that there are any material year 2000 issues to disclose in this Report.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SILVERTHORNE PRODUCTION COMPANY



Dated: January 11, 1999       By:/s/ David L. Jackson
                                 David L. Jackson, President, Chief
                                  Executive Officer and Director

Dated: January 11, 1999       By:/s/ P. A. Jackson
                                 P.A. Jackson, Secretary and Director