Form 10-Q
period 1999-03-31
SILVERTHORNE PRODUCTION CO
filed 1999-05-20
CIK 726293

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended March 31, 1999


                       Commission File Number: 0-11730


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

                         [ X ]  Yes    [   ]  No


As of March 31, 1999, 15,757,047 shares of common stock, $.001 par value, were outstanding.

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements                                  3

              Balance Sheet as of March 31, 1999
              (Unaudited) and June 30, 1998 (Audited)               3

              Statement of Operations for Three Months
              ended March 31, 1999 and 1998 (Unaudited)
              and Nine Months ended March 31, 1999 and
              March 31, 1998(Unaudited)                             4

              Statement of Cash Flows for Nine Months
              ended March 31, 1999 and 1998 (Unaudited)             5

              Notes to Financial Statements                         6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                            7

Part II.  Other Information                                         8

     Item 1.  Legal Proceedings                                     8
     Item 2.  Changes in Securities                                 8
     Item 3.  Defaults upon Senior Securities                       8
     Item 4.  Submission of Matters to a Vote of Security
              Holders                                               8
     Item 5.  Other Information                                     8
     Item 6.  Exhibits and Reports on Form 8-K                      8

Signatures                                                          9

SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
BALANCE SHEETS

                                                 Unaudited        Audited
                                               March 31, 1999  June 30, 1998
                                               --------------  -------------
ASSETS

  CURRENT ASSETS:
    Cash                                          $       0      $       0
                                                  ---------      ---------
                                                  $       0      $       0
                                                  =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts Payable                                  8,552          7,018
                                                  ---------      ---------
                                                  $   8,552      $   7,018
                                                  ---------      ---------

  SHAREHOLDERS' EQUITY (DEFICIENCY)
    Common Stock: par value $.001
     authorized 50,000,000 shares; issued
     and outstanding: 15,757,047 shares           $  15,757      $  15,757
    Additional paid-in capital                      748,230        748,230
                                                  ---------      ---------
    Retained earnings deficit:
     From regular operations                       (617,286)      (617,286)
     Accumulated: developmental stage              (155,253)      (153,719)
                                                  ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY                  $(  8,552)     $(  7,018)
                                                  ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $       0      $       0
                                                  =========      =========

















The accompanying notes are an integral part of the financial statements.

SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
STATEMENTS OF OPERATIONS


                 Unaudited       Unaudited       Unaudited       Unaudited
               3 months ended  3 months ended  9 months ended  9 months ended
               March 31, 1999  March 31, 1998  March 31, 1999  March 31, 1998
               --------------  --------------  --------------  --------------

REVENUES:
 Miscellaneous
  income          $        0      $       0       $        0      $       0
                  ----------      ---------       ----------      ---------
EXPENSES:         $        0      $  11,466       $    1,534      $  11,466
                  ----------      ---------       ----------      ---------

NET INCOME
 (LOSS)           $(       0)     $( 11,466)      $(   1,534)     $( 11,466)
                  ==========      =========       ==========      =========

NET (LOSS) PER
 COMMON SHARE     $(       0)     $(  .0033)      $(       0)     $(  .0033)
                  ----------      ---------       ----------      ---------

COMMON SHARES
 OUTSTANDING      15,757,047      3,505,047       15,757,047      3,505,047
                  ==========      =========       ==========      =========


























The accompanying notes are an integral part of the financial statements.

SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
(A Developmental Stage Company)
CASH FLOWS STATEMENT

                                                Unaudited        Unaudited
                                              9 months ended   9 months ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                     $(1,534)         $(11,466)
  Increase (decrease) in accounts payable          1,534             9,961
  Increase in accrued interest                         0             1,798
                                                 -------          --------
   Net cash flows from operations                $     0          $(     7)
                                                 -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:            $     0          $      0
                                                 -------          --------

   Net cash flows from financing                 $     0          $      0
                                                 -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:            $     0          $      0
                                                 -------          --------

   Deferred feasibility costs                    $     0          $      9

   Net cash flows from investing activities            0                (9)
                                                 -------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS        $     0          $(     7)
  Cash at beginning of period                          0           (     2)
                                                 -------          --------
  Cash at end of period                          $     0          $(     9)
                                                 =======          ========


















The accompanying notes are an integral part of the financial statements.

SILVERTHORNE PRODUCTION COMPANY
Unaudited - compiled by management
NOTES TO FINANCIAL STATEMENTS -- MARCH 31, 1999

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

     In the opinion of management, the accompanying interim financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the periods presented.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The Company has been a developmental stage company since 1989. The Company's financial condition did not change materially during the quarter covered by this report.

     The Company generated no revenues during the quarter ended March 31, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At March 31, 1999, the Company had no material commitments for capital expenditures.

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


                              SILVERTHORNE PRODUCTION COMPANY



Dated: May 20, 1999           By:/s/ David L. Jackson
                                 David L. Jackson, President, Chief
                                  Executive Officer and Director