Form 10-Q/A
period 1999-03-31
SILVERTHORNE PRODUCTION CO
filed 1999-08-19
CIK 726293

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q/A
                                 AMENDMENT NO. 1



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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed a Form 8-K dated March 11, 1999, which reported under Items 1 and 2 a transaction in which the Company was going to do a reverse acquisition with Pricenet.com. This transaction was subsequently terminated on March 30, 1999, and a Form 8-K dated March 30, 1999 was filed reporting this termination.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendmend No.1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SILVERTHORNE PRODUCTION COMPANY



Dated: August 19, 1999        By:/s/ David L. Jackson
                                 David L. Jackson, President, Chief
                                  Executive Officer and Director