Form 10KSB
period 1999-06-30
SILVERTHORNE PRODUCTION CO
filed 1999-08-23
CIK 726293

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: June 30, 1999

                      Commission file number: 0-11730


                     SILVERTHORNE PRODUCTION COMPANY
               ----------------------------------------------
               (Name of small business issuer in its Charter)


           Colorado                                        84-0189377
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

           16053 Via Viajera, Rancho Santa Fe, California  92091
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                              (619) 759-9123
                        ---------------------------
                        (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $16,019.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on June 30, 1999, was not determinable because there was only sporadic trading during the year ended June 30, 1999.

The number of shares outstanding of each class of Registrant's classes of Common Stock ($.001 par value) as of end of period covered by report was:
June 30, 1999:  15,757,047.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     The Company was incorporated May 6, 1983, in Colorado. The Company made a public offering of its common stock pursuant to a Registration Statement effective November 23, 1983, and closed that initial public offering with the sale of 10,000,000 Units (each Unit consisting of one share of common stock and one common stock purchase warrant), and received net proceeds therefrom in the approximate amount of $175,000. The Company was formed for a specific purpose of engaging in the manufacture, assembly, licensing and sale of cellular radio and communications equipment and accessories, acquire real and personal property and to engage in any business permitted by Colorado law.

     In 1984, the Company acquired S&R Telecommunications, Inc., a privately held Colorado corporation engaged in telecommunications installations services, in exchange for shares of restricted common stock, which shares were returned to the treasury in the third fiscal quarter of 1985 when the business proved unprofitable and was terminated. Also, in 1984, the Company created a subsidiary, CRS Broadcasting of Mississippi, Inc., a Mississippi corporation, which acquired the business and assets of a radio station. The subsidiary defaulted on its loan obligations and in the third fiscal quarter of 1985, the lender foreclosed on its note and obtained possession and ownership of the assets of said subsidiary of the Company. Contingent liability, if any, from the subsidiary of the Company is barred by the Statute of Limitations. After the failure of S&R Telecommunications, Inc., and of CRS Broadcasting of Mississippi, Inc., the Company's day-to-day business operations ceased until April 1988.

     In May 1988, the Company was recapitalized. The Company acquired oil producing properties located in Allan County, Kansas, implemented a 1 for 20 reverse stock split and commenced business operations. Pursuant to that acquisition, the Company executed a promissory note and conducted operations for eight months, terminating on or about March 15, 1989, when the Company disposed of its Allan County, Kansas oil properties. A loss of substantially all of the Company's assets resulted. In June 1989, the Company's creditors forgave indebtedness of the Company totaling approximately $100,000, which had resulted from accrued salaries, plus promissory notes and attorneys fees owed to the Company's officers and directors. Since the failure and the loss resulting from disposal of the oil properties, the Company's day-to-day business operations ceased.

DESCRIPTION OF BUSINESS

     Since 1989, the Company has been seeking a business opportunity which it can acquire by stock exchange or merger.

     On March 11, 1999, the Company signed an agreement to acquire all of the outstanding shares of Pricenet.com; however, this agreement was terminated on March 30, 1999.

     On August 5, 1999, the Company signed a letter of intent with Inter-American Telecommunications Holding Corporation of Seattle ("ITHC"), pursuant to which the Company would acquire substantially all of the assets of ITHC in exchange for approximately 86% of the shares that will be outstanding on the final closing of the transaction. ITHC is engaged in marketing long-distance telecommunications services. The Company and ITHC are in final negotiations and, as of the date of the filing of this report, they expect to sign a definitive agreement and close the transaction within the next few days.

ITEM 2.  DESCRIPTION OF PROPERTY.

     During the last several years the Company has maintained its office in space provided by David Jackson, the Company's President, at no charge. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's common stock has been publicly traded and the price quoted on the OTC Bulletin Board. Even though maintaining a current listing, no known significant trading occurred during the last two fiscal years.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at August 4, 1999, was approximately 1,229. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the fiscal year ended June 30, 1999 and since 1989, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year, except for a deposit on the Pricenet.com transaction which was terminated. The Company experienced a net income of $4,784 during the fiscal year ended June 30, 1999, since the deposit received from the Pricenet.com transaction exceeded the expenses for that transaction in addition to the remaining legal and administrative fees for the year.

     The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of June 30, 1999, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-6 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure during the last two fiscal years.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors and executive officers of the Company are as follows:

            Name          Age                 Position
            ----          ---                 --------

     David L. Jackson     61     President/CEO/Director and Chairman

     BUSINESS EXPERIENCE. The following is a brief account of business experience during at least the past five years of each director and executive officer, indicating the principal business or the organization in which such occupation and employment were carried on:

     DAVID L. JACKSON - Mr. Jackson served as President/Director and Chairman of the Board of Directors of Company from April 1990 to January 1992, and continued as corporate General Legal Counsel. In February 1995, Mr. Jackson was re-appointed as a Company Director and elected as Vice-President, and in November 1996 he was elected as President. He received his BA degree from Northwest Nazarene University; earned a Juris Doctor degree at the University of Denver, College of Law in 1971; and practiced law in the United States Courts and Colorado State Courts until 1997. He was an officer and director of Jackson Brothers Industries, Inc., a publicly held Nevada corporation, until 1991. He has been a licensed real estate broker in California since 1991. He has been from time to time an adjunct college professor teaching Real Estate Law, Business Law, Human Resource Management and Strategic Management, at Point Loma Nazarene University, San Diego, California. He serves as an arbitrator resolving disputes in commercial law and labor law.
He served on the national panel of the American Arbitration Association; received Certificate of Accomplishment from the Federal Labor Relations Authority; and was admitted to the national roster of arbitrators of the Federal Mediation and Conciliation Services, Washington, D.C.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Eric Sundsvold, a principal shareholder, filed two Form 4's late which reported purchase transactions. During March 1999, Management discovered that the Company's securities had been registered under the Securities Exchange Act of 1934 since 1984 and so during the next few months the current officers, directors and principal shareholders filed Forms 3 and 4 for all of their historical transactions.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President. No executive officer received any compensation for the fiscal year ended June 30, 1999.

                                  SUMMARY COMPENSATION TABLE

                                                      LONG-TERM COMPENSATION
                        ANNUAL COMPENSATION             AWARDS         PAYOUTS
                    -----------------------------   ---------------    -------
                                                              SECURI-
                                                              TIES
                                                              UNDERLY-
                                           OTHER    RE-       ING              ALL
                                           ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY    BONUS  SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ----  --------  -----  ------   --------  -------- ------- -------
David Jackson,   1999   -0-     -0-    -0-      -0-     -0-    -0-     -0-
  President      1998   -0-     -0-    -0-      -0-     -0-    -0-     -0-

     The Company's sole officer currently receives no salary from the Company.

     The Company has no retirement, pension, profit sharing or insurance or medical reimbursement plans covering its Officers and Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of August 18, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.


                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
--------------------               ----------------         --------

David L. Jackson                   10,907,151 (1)            69.2%
16053 Via Viajera
Rancho Santa Fe, CA  92067

Patricia Jackson                   10,907,151 (2)            69.2%
16053 Via Viajera
Rancho Santa Fe, CA  92067

Eric Sundsvold                      2,234,480                14.2%
5121 South Ironton Street
Englewood, CO  80111

All Officers and Directors         10,907,151 (1)(2)         69.2%
as a group (2 persons)

_______________

(1) Includes 10,556,720 shares held directly by Mr. Jackson, 175,231 shares held by his wife, Patricia Jackson, and 175,200 shares held by a minor daughter.

(2) Includes 175,231 shares held directly by Patricia Jackson, 10,556,720 shares held by her husband David Jackson, and 175,200 shares held by a minor daughter.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's officers, from time to time, obtained funds from shareholders to pay for expenses, as well as pursuit of the Company's business opportunities. David Jackson has provided the Company with corporate legal services without billing for such services since April 1989 on the condition that the Company would pay for said services when billed, payable at his option with any combination of funds or issuance of the Company's stock at par value. David Jackson agreed to reclassify the subject accounts payable, which included billing for legal and consulting services rendered and note payable with interest thereon to the Company's stock at the rate of $.0125 instead of $.001 par value. Accordingly, on June 12, 1998, the Company issued 10,536,720 shares to David Jackson as payment for notes and accounts payable in the total amount of $132,175.

     On June 12, 1998, the Company also issued 1,715,280 shares of common stock to Eric Sundsvold, a principal shareholder, as payment for accounts payable of $20,975.

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER   DESCRIPTION                         LOCATION
-------  -----------                         --------

  3.3    Amended Bylaws                      Filed herewith electronically

 27      Financial Data Schedule             Filed herewith electronically

     (b) REPORTS ON FORM 8-K. On May 10, 1999, the Company filed a Form 8-K dated March 30, 1999, which reported under Item 5 that the proposed transaction with Pricenet.com had been terminated on March 30, 1999.

                         INDEX TO FINANCIAL STATEMENTS
                                                                    PAGE

Independent Auditor's Report ......................................  F-1

Financial Statements
  Balance Sheet ...................................................  F-2
  Statement of Operations .........................................  F-3
  Statement of Cash Flow ..........................................  F-4
  Statement of Stockholders' Equity ...............................  F-5
  Notes to Financial Statements ...................................  F-6

                         INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors,
SILVERTHORNE PRODUCTION COMPANY


I have audited the accompanying balance sheet of SILVERTHORNE PRODUCTION COMPANY ( a Colorado Corporation) as of June 30, 1999 and 1998 and the related statements of operations, stockholders, equity and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SILVERTHORNE PRODUCTION COMPANY as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.




/s/ Daniel Jankowski
Daniel Jankowski, CPA, CNA, MCSE
August 17, 1999

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company)
COMPARATIVE BALANCE SHEET
For fiscal years ended June 30, 1999 and 1998

                                                 Year ended     Year ended
                                  Notes        June 30, 1999   June 30, 1998

ASSETS

CURRENT ASSETS:
  Cash                                                  0                0
                                                ---------        ---------
     TOTAL ASSETS:                              $       0        $       0
                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                   2              2,234            7,018
                                                ---------        ---------
     TOTAL CURRENT LIABILITIES:                     2,234            7,018
                                                ---------        ---------

SHAREHOLDERS' EQUITY
  Common Stock, par value $.001 per
   share; authorized 50,000,000
   shares; of which 15,757,047
   shares are issued and outstanding               15,757           15,757
  Capital paid in excess of par                   748,230          748,230

RETAINED EARNINGS DEFICIT:
  From regular operations                        (617,286)        (617,286)
  Accumulated during developmental
   stage                             5           (148,935)        (153,719)
                                                ---------        ---------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)            $(  2,234)       $(  7,018)
                                                ---------        ---------

     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                    $       0        $       0
                                                =========        =========














The accompanying notes are an integral part of these financial statements.

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company)
STATEMENT OF OPERATIONS
For fiscal years ended June 30, 1999 and 1998


                                                 Year ended     Year ended
                                  Notes        June 30, 1999   June 30, 1998
MISCELLANEOUS REVENUE:
  Reversal of accounts payable                        3,212               0
  Net earnest money deposit                          12,807               0
                                               ------------    ------------
                                               $     16,019               0
                                               ------------    ------------

EXPENSES:

  Administrative expenses:                            3,929           7,236
  Interest                                                0           6,906
  Legal Fees                         3                6,806          69,800
  Auditing Fees                                         500           1,560
  Consulting                                              0           8,500
                                               ------------    ------------
     Total Expenses                            $     11,235    $     94,002
                                               ------------    ------------


NET INCOME (LOSS)                              $      4,784    $    (94,002)
                                               ============    ============

EARNINGS PER SHARE:
  Net income from operations        4                0.0004          0.0098

Weighted average common
 shares outstanding                              15,757,047       9,631,047
                                               ============    ============
















The accompanying notes are an integral part of these financial statements.

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company)
STATEMENT OF CASH FLOW
For fiscal years ended June 30, 1999 and 1998

                                                 Year ended     Year ended
                                               June 30, 1999   June 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $ 4,784        $(94,002)
   Increase (decrease) in accounts payable          (4,784)              0
                                                   -------        --------
 Net cash flows from operation                     $     0        $(94,002)
                                                   -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt converted to common stock                         0          93,976
                                                   -------        --------

CASH FLOWS FOR INVESTMENT ACTIVITIES:                    0               0
                                                   -------        --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENT                                         0             (26)
  Cash or bank overdraft at beginning of period          0              26
                                                   -------        --------
                                                   $     0        $      0
                                                   =======        ========






















The accompanying notes are an integral part of these financial statements.

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For fiscal years ended June 30, 1999 and 1998


                                                                   Total
                                          Addi-                    Share-
                       Common Stock       tional                  holders'
                   --------------------   Paid-in   Accumulated    Equity
                     Shares     Amount    Capital     Deficit     (Deficit)
                   -----------  -------   --------  -----------   ---------
BALANCE
 June 30, 1998     #15,757,047  $15,757   $748,230   $(771,005)   $(7,018)

NET INCOME (LOSS)
 from fiscal year
 ended June 30,
 1999                                                    4,784      4,784
                   -----------  -------   --------   ---------    -------

BALANCE
 June 30, 1999     #15,757,047  $15,757   $748,230   $(766,221)   $(2,234)
                   ===========  =======   ========   =========    =======





























The accompanying notes are an integral part of these financial statements.

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company)
NOTES TO FINANCIAL STATEMENTS
For fiscal years ended June 30, 1999 and 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION: Company was incorporated in May 1983 in the State of Colorado, to engage in the cellular radio and communications business; and to "engage in any other lawful activity permitted." In June 1988, Company changed its name to Silverthorne Production Company and commenced operations in the oil an gas industry. During 1993-96, Company attempted to locate acquisition prospects and negotiate acquisition or exchange of assets, including activity in the fuel industry. Company's pursuit of business opportunities through acquisition by stock exchange or merger did not materialized during year ended June 30, 1999.

     BASIS OF FINANCIAL STATEMENT PRESENTATION: Company is a development stage company. Company has no operations and is critically short of cash. Its ability to continue development stage activities is in question, except for the efforts of the current officers/directors.

NOTE 2 -ACCOUNTS PAYABLE:

     Company's accounts payable include obligations to Company's legal counsel on Securities and Exchange (SEC) matters, the registered agent and depository trust company.

NOTE 3 - RELATED PARTY TRANSACTIONS:

     Company officers from time to time obtained funds from shareholders to pay for expenses, including this audit, as well as pursuit of Company business opportunities.

NOTE 4 - EARNINGS PER SHARE:

     Earnings per share is calculated by dividing the net income (loss) from operations, by total weighted shares outstanding at June 30, 1999.

NOTE 5 - INCOME TAXES:

     In the cellular radio communications business, Company accumulated a loss carry forward of about $243,000. Company's loss carry forward from the oil and gas industry increased by approximately $376,000. From 1989 through June 30, 1997, development stage activities in pursuit of acquisition and merger opportunities, Company accumulated an additional loss carry forward of approximately $148,000. Therefore the total loss carry forward is approximately $762,000 through June 30, 1999. Company may not be able to utilize part of these loss carry forwards, depending on the nature of future operations. Company has prepared and is filing its federal income tax returns for the year ended June 30, 1999, contemporaneously with publication of this audited report.

NOTE 6 - CHANGE IN CONTROL OF THE COMPANY:

     A proposed merger/acquisition by Company with certain third-parties was negotiated subject to final approval, but was terminated before closing, therefore, the proposed change in control did not formally occur and returned to status quo following termination of the proposed transaction.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 1999             SILVERTHORNE PRODUCTION COMPANY


                                  By:/s/ David L. Jackson
                                     David L. Jackson, President
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY               DATE
          ---------                      --------               ----



/s/ David L. Jackson                 President, Chief        August 23, 1999
David L. Jackson                     Executive Officer
                                     and Director


/s/ Patricia A. Jackson              Director                August 23, 1999
Patricia A. Jackson