Form 10QSB
period 1999-09-30
SILVERTHORNE PRODUCTION CO
filed 2000-03-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-11730

                         SILVERTHORNE PRODUCTION COMPANY
        (Exact name of small business issuer as specified in its charter)

                   Colorado                        84-0189377
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

                             7001 Seaview Avenue NW
                                    Suite 210
                            Seattle, Washington 98117
                    (Address of principal executive offices)

                                 (206) 297-6151
                           (Issuer's Telephone number)

                                       N/A
     ----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                            Yes    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                          Outstanding at
                   Class                September 30, 1999
          ---------------------        --------------------

      Common Stock, .001 par value           32,500,000

Transitional Small Business Disclosure Format (Check one): Yes _____ No X

                         SILVERTHORNE PRODUCTION COMPANY

                         Commission File Number: 0-11730

                        Quarter Ended September 30, 1999


                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION



Unaudited Consolidated Statements of Operations.........................Page 1



Unaudited Consolidated Balance Sheets...................................Page 2



Unaudited Consolidated Statements of Cash Flows.........................Page 3



Notes to Unaudited Consolidated Financial Statements....................Page 4



Management's Discussion and Analysis or Plan of Operation...............Page 7



Part II - OTHER INFORMATION.............................................Page 11



Signatures..............................................................Page 13

                         SILVERTHORNE PRODUCTION COMPANY

                 Unaudited Consolidated Statements of Operations


                                                      Three Months Ended
                                                        September 30,
                                                ------------------------------
                                                    1998              1999
                                                ------------      ------------


Revenue
  Prepaid cards and pins ..................     $       --        $    445,090
  Commissions .............................             --             445,133
  Allowances ..............................             --              (5,379)
                                                ------------      ------------
   Total revenue ..........................             --             884,844
                                                ------------      ------------

Operating expenses
  Prepaid cards and pins ..................             --             302,637
  Commissions .............................             --             345,043
  Stock options granted for services to non
   employees ..............................             --           5,836,724
  Sales, general and administrative .......             --             502,548
                                                ------------      ------------
   Total operating expenses ...............             --           6,986,952
                                                ------------      ------------

Loss from operations ......................             --          (6,102,108)

Other income (expense)
  Interest expense ........................           16,953            35,550
                                                ------------      ------------

Loss before income taxes ..................          (16,953)       (6,137,658)

Income taxes ..............................            4,132              --
                                                ------------      ------------

Net loss ..................................     $    (12,821)     $ (6,137,658)
                                                ============      ============

Loss per common share - basic and diluted .     $       --        $       (.25)
                                                ============      ============

Weighted average number of common shares
 outstanding - basic and diluted ..........            2,000        24,123,524
                                                ============      ============








       See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

                      Unaudited Consolidated Balance Sheets


                                                                 June 30,      September 30,
                                                                   1999             1999
                                                                -----------      -----------

                                     Assets
Current assets
  Cash ....................................................     $      --        $   286,199
  Accounts receivable .....................................            --            390,528
  Inventory ...............................................            --             20,993
  Other current assets ....................................            --                752
                                                                -----------      -----------
   Total current assets ...................................            --            698,472
                                                                -----------      -----------

Property and equipment ....................................            --             67,137
                                                                -----------      -----------

Other assets
  Intangibles and other assets ............................       1,316,551        1,529,223
                                                                -----------      -----------
   Total other assets .....................................       1,316,551        1,529,223
                                                                -----------      -----------

Total assets ..............................................     $ 1,316,551      $ 2,294,832
                                                                ===========      ===========

                 Liabilities and Stockholders' (Deficit) Equity

Current liabilities
  Interest payable ........................................     $    67,814      $   103,364
  Current portion of long-term debt .......................         700,000        1,190,000
  Accounts payable ........................................            --             15,144
  Deferred revenue ........................................            --             73,689
  Commissions payable .....................................            --            220,112
  Payroll taxes payable ...................................            --             53,840
  Income taxes payable ....................................            --             13,770
                                                                -----------      -----------
   Total current liabilities ..............................         767,814        1,669,919

Long-term debt ............................................         600,000          285,000
                                                                -----------      -----------
   Total liabilities ......................................       1,367,814        1,954,919

Stockholders' (deficit) equity
  Common stock, $.01 (June) and $.001
   (September) par value, 10,000 shares
   authorized; 2,000 shares issued and
   outstanding at June 30, 1999 and
   50,000,000 shares authorized;
   32,500,000 issued and outstanding and
   40,006,916 to be issued at September 30, 1999 ..........              20           72,506
  Additional paid in capital ..............................            --          6,646,348
  Accumulated (deficit) equity  ...........................         (51,283)      (6,378,941)
                                                                -----------      -----------
   Total stockholders' (deficit) equity ...................         (51,263)         339,913
                                                                -----------      -----------

Total liabilities and stockholders' (deficit) equity .......     $ 1,316,551      $ 2,294,832
                                                                ===========      ===========

       See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

                 Unaudited Consolidated Statements of Cash Flows


                                                        Three Months Ended
                                                           September 30,
                                                    ----------------------------
                                                        1998             1999
                                                    -----------      -----------

Cash flows from operating activities
  Net loss ....................................     $   (12,821)     $(6,137,658)
                                                    -----------      -----------
  Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation and amortization ..............            --             14,891
   Stock options granted for services to
    non employees .............................            --          5,836,724
   Changes in assets and liabilities
    Accounts receivable .......................            --           (111,021)
    Inventory .................................            --              4,083
    Intangible assets .........................          (4,132)            --
    Interest payable ..........................          16,953           35,550
    Accounts payable ..........................            --             11,887
    Deferred revenue ..........................            --              1,926
    Commissions payable .......................            --             35,844
    Payroll taxes payable .....................            --              3,436
                                                    -----------      -----------
                                                         12,821        5,833,320
      Net cash used in operations .............            --           (304,338)
                                                    -----------      -----------

Cash flows from investing activities
  Cash acquired in acquisition ................            --             21,248
                                                    -----------      -----------
      Net cash provided by investing
       activities .............................            --             21,248
                                                    -----------      -----------

Cash flows from financing activities
  Proceeds from subscriptions received ........            --            884,289
  Payments on notes payable ...................            --           (315,000)
                                                    -----------      -----------
      Net cash provided by financing
       activities .............................            --            569,289
                                                    -----------      -----------

Net increase in cash ..........................            --            286,199

Cash and cash equivalents-beginning of period .            --               --
                                                    -----------      -----------

Cash and cash equivalent-end of period ........     $      --        $   286,199
                                                    ===========      ===========

Non-cash investing and financing activities:
     There were certain non-cash transactions associated with the acquisition of Cognigen Corporation and the reverse acquisition of Silverthorne Production Company by Inter-American Telecommunications Holding Corporation (ITHC).

     ITHC purchased 12,602,431 shares of Silverthorne Production Company's common stock for $190,000 by creating a note payable. The note payable was paid off subsequent to September 30, 1999.

            See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

              Notes to Unaudited Consolidated Financial Statements


1) In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the results of consolidated operations for the three month periods ended September 30, 1999 and 1998, respectively, (b) the consolidated financial position at September 30,1999 and (c) the consolidated statements of cash flows for the three month periods ended September 30, 1999 and 1998, respectively, in order to make the financial statements not misleading.

2) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in Silverthorne Production Company's ("Company") Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

3) These unaudited consolidated financial statements include the accounts of Inter-American Telecommunications Corporation, Inter-American
   Telecommunications Holding Corporation (ITHC), Cognigen Corporation and the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

4) The Company was incorporated in May 1983 in the State of Colorado to engage in the cellular radio and communications business and to engage in any other lawful activity permitted under Colorado law. In June 1988, the Company changed its name to Silverthorne Production Company and commenced operations in the oil and gas industry. These operations were discontinued in 1989. Since 1989, the Company has attempted to locate acquisition prospects and negotiate an acquisition. The Company's pursuit of an acquisition did not materialize until August 20, 1999.

5) On August 20, 1999, the Company completed the acquisition of all of the net assets of ITHC in exchange for 49,041,397 shares of the Company's common stock. For financial statement purposes, this business combination was accounted for as an additional capitalization of ITHC (a reverse acquisition in which ITHC was the accounting acquirer). ITHC is considered the surviving entity and the historical financial statements prior to the merger are those of ITHC. The Company's net book value prior to the transaction was $0. The issuance of the stock must be completed in two closings due to the limited amount of authorized stock available for issuance under its articles of incorporation. The first closing resulted in the issuance of 11,742,953 shares while the remaining 37,298,444 shares will be issued after a shareholder vote to increase the authorized number of shares or after a reverse stock split is effected. The Company issued 5,000,000 shares of the Company's common stock as finders' fees in connection with the transaction.

                         SILVERTHORNE PRODUCTION COMPANY

              Notes to Unaudited Consolidated Financial Statements


   The Company will be the legal survivor and plans to change its name to Cognigen Networks, Inc.

   Additionally, ITHC purchased 12,602,431 shares of the Company's common stock for a price of $190,000 from certain existing shareholders of the Company. This was recorded as a charge to equity in the amount of $190,000.

6) Company officers from time to time obtained funds from shareholders to pay for expenses and to pursue Company business opportunities.

7) In January 2000, the Company entered into a letter of intent to acquire Aquila International Telecommunications, Inc., subject to the execution of a definitive agreement and other conditions. This letter of intent terminated on February 29, 2000.

8) On July 1, 1999, ITHC entered into an agreement with Cognigen Corporation (Cognigen) to purchase all of Cognigen's net assets. The purchase price included 5,500 shares of ITHC common stock ($.01 par value), a $300,000 note payable due October 1, 1999, a four year employment contract for the founder of Cognigen with an annual base salary of $ 175,000, and a commitment to provide future working capital of $600,000 over a three year period to cover
   business expansion. The transaction was accounted for as a purchase.   ITHC
   acquired net assets of $86,230 and recorded goodwill of $213,770. The goodwill will be amortized over a life of 20 years.

   ITHC had various working capital funding commitments in the amount of $850,000 with related parties entered into in connection with acquisitions of various customer lists.

9) During the three months ended September 30, 1999, the Company received subscriptions for 2,708,472 shares of the Company's common stock at a price of $0.36 per share from various persons. The subscriptions and cash were received prior to September 30, 1999, however, the stock will not be issued until after the number of authorized shares is increased or a reverse stock split is effected. The Company agreed to pay a fee of 12% of the total proceeds received from the sale of the common stock to a distributor and issue warrants to purchase up to a maximum of 1,500,000 shares of the Company's common stock to various persons in connection with the sales and subsequent sales. As of September 30, 1999, the Company had paid $90,000 towards the total fee due.

                         SILVERTHORNE PRODUCTION COMPANY

              Notes to Unaudited Consolidated Financial Statements


10) The Company issued 31,600,000 options entitling the holders to purchase the Company's common stock at $0.46 per share. The options vest immediately and expire five years from the date issued. The options cannot be exercised until the Company amends it articles of incorporation or effects a reverse split of its common stock so that it has sufficient shares available for issuance upon the exercise of these options. 25,200,000 of these options were issued to non employees while the remaining options were issued to employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options issued to employees and directors. $5,836,724 of compensation expense was recorded in connection with the options granted to non employees.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward-Looking Statements

Certain of the information discussed in this quarterly report, and in particular in this section entitled "Management's Discussion and Analysis or Plan of Operation," contains forward-looking statements that involve risks and uncertainties that might adversely affect the operating results of Silverthorne Production Company ("Company") in the future in a material way. Such risks and uncertainties include, without limitation, rate changes, fee policy or application changes and competition. Many of these risks are beyond the control of the Company.

Overview

Inter-American Telecommunications Holding Corporation (ITHC) was incorporated on July 24, 1998 in Delaware. Since its inception, ITHC has directed its efforts toward the acquisition of assets that would allow it to be engaged in direct and multilevel agency marketing and sale of long distance service and products as well as the switching and transport of voice, fax and data telephone and internet traffic and related services. On July 1, 1999, ITHC acquired the net assets of Cognigen Corporation (Cognigen) in exchange for 5,500 shares of its common stock and a note payable of $300,000. Cognigen was actively marketing long distance telephone services over the internet.

The Company was incorporated on May 6, 1983, in Colorado. On August 20, 1999, the Company completed the acquisition of all of the net assets of ITHC in exchange for 49,041,397 shares of the Company's common stock. For financial statement purposes, this business combination was accounted for as an additional capitalization of ITHC (a reverse acquisition in which ITHC was the accounting acquirer). For accounting purposes, ITHC is considered the surviving entity and the historical financial statements prior to the acquisition are those of ITHC. The Company's net book value prior to the transaction was $0.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

ITHC was a developmental stage company since its inception on July 24, 1998 through June 30, 1999. During this stage, ITHC generated no revenues and incurred only minimal operational costs. ITHC focused its efforts on the pursuit of the acquisition of business opportunities. On July 1, 1999, ITHC completed the acquisition of all the net assets of Cognigen in a transaction accounted for as a purchase. Additionally, in a transaction accounted for as a reverse acquisition, ITHC acquired control of the Company, a non-operating public shell corporation. Therefore, the results of operations for the three months ended September 30, 1999 are comprised entirely of the operations generated from the net assets purchased from Cognigen on July 1, 1999. As no operations existed for ITHC for the three month period ended September 30, 1998, no meaningful comparisons can be made.

For purposes of this Management's Discussion and Analysis or Plan of Operation, the Company believes that the unaudited results of operations for Cognigen for the three months ended September 30, 1998 shown below provide a more meaningful basis for analysis. Therefore, all comparisons and analysis included in this Management's Discussion and Analysis or Plan of Operation will be based upon these unaudited results of operations for Cognigen for the three months ended September 30, 1998.

Results of Operations for Cognigen for the Three Months Ended September 30, 1998

Revenue
   Prepaid cards and pins                           $ 222,762
   Commissions                                         74,360
                                                    ---------
      Total revenue                                   297,122

Operating expenses
   Prepaid cards and pins                             123,899
   Commissions                                         63,599
   Sales, general and administrative                  144,977
                                                    ---------
      Total operating expenses                        332,475

Loss from operations and before taxes                 (35,353)

Income taxes                                               -
                                                    ---------

Net loss                                            $ (35,353)
                                                    =========

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Total revenue for the three months ended September 30, 1999 was $884,844 compared to $297,122 for the three months ended September 30, 1998. Total revenue for the 1999 period consisted of $445,090 related to prepaid cards and pins and $445,133 related to commissions. Total revenue for the comparable period in 1998 consisted of $222,762 related to prepaid cards and pins and $74,360 related to commissions. The $222,328, or 100%, increase in prepaid cards and pins is due to a larger internet presence and more agents making sales. The $370,118, or 498%, increase in commissions is due to a larger number of agents making sales.

Operating costs related to prepaid cards and pins for the three months ended September 30, 1999 increased $178,738, or 144%, to $302,637 from $123,899 during the three months ended September 30, 1998. Operating costs related to commissions for the three months ended September 30, 1999 increased $281,444, or 443%, to $345,043 from $63,599 during the three months ended September 30, 1998. The cost increases are directly related to the increased revenue.

General and administrative operating expenses increased $357,571, or 247%, to $502,548 during the three months ended September 30, 1999 from $144,977 during the three months ended September 30, 1998. This increase is primarily due to the addition of staff and associated costs.

The Company incurred a loss from operations of $6,102,108 for the three months ended September 30, 1999 compared with a loss from operations of $35,353 for the three months ended September 30, 1998. The primary increase in the loss from operations during the current period is mostly related to the increased staff costs and the charge for stock options granted to non employees.

Net interest expense for the three months ended September 30, 1999 of $35,550 compares to net interest expense during the same three months ended September 30, 1998 of $0. The reason for this increase is due to increased borrowings during the three months ended September 30, 1999. After interest expense, the net loss for the three months ended September 30, 1999 was $6,137,658, or $(.25) per share, compared to a net loss of $35,353 for the three months ended September 30, 1998.

Liquidity and Capital Resources:

The Company has funded its operations to date primarily from shareholder advances and stock subscriptions received. At September 30, 1999, the Company had cash and cash equivalents of approximately $286,199 and a working capital deficit of $971,447.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Cash used by the Company for operating activities during the three months ended September 30, 1999 was approximately $304,338. A primary component of the use of cash during the three months was the Company's net loss of $6,137,658 adjusted for non-cash adjustments of depreciation and amortization of approximately $14,891 and stock option expense of $5,836,724. Additional uses of operating cash for the three months included increases in the Company's accounts receivable of $111,021. Sources of operating cash were the increase in payables and deferred revenue of $86,717 and $1,926, respectively. Additional sources of cash include $21,248 from the acquisition of Cognigen. Additional sources and uses of cash during the three months ended September 30, 1999 included net proceeds from the receipt of stock subscriptions of $884,289 and payments on notes payable of $315,000.

The Company believes its current liquidity requirement primarily will be to meet working capital requirements. Cash generated from operations was not sufficient to meet working capital requirements for the three months ended December 31, 1999, and may not be sufficient to meet working capital requirements for the foreseeable future. Therefore, additional debt or equity financing may be required for the Company to satisfy its short term capital needs. There can be no assurances that the Company will be able to generate additional debt or equity financing.

The Company accepted an additional $4,873,895 in stock subscriptions after September 30, 1999.

                         SILVERTHORNE PRODUCTION COMPANY

                         Commission File Number: 0-11730
                        Quarter Ended September 30, 1999
                                   Form 10-QSB

                           PART II - OTHER INFORMATION



Item 2. Changes in Securities and Use of Proceeds

(c)   Recent Sales of Unregistered Securities

On August 20, 1999, Silverthorne Production Company (Silverthorne) completed the first closing of the acquisition of all of the assets of Inter-American Telecommunications Holding Corporation (ITHC) in exchange for 29,242,953 shares of Silverthorne's common stock. On December 27, 1999, Silverthorne and ITHC agreed that the total number of shares of Silverthorne's common stock that were to be issued at the first closing was 11,742,953 shares rather than 29,242,953 shares and that the total number of shares to be issued by Silverthorne to ITHC at the second closing is 37,298,444 shares. Further, Silverthorne and ITHC made it clear that Silverthorne was acquiring all of the assets and assuming all of the liabilities of ITHC as of August 20, 1999. The shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). ITHC had available to it full information concerning Silverthorne and the certificates representing the shares have a legend prohibiting transfer unless the shares are registered under the Securities Act or the transfer is exempt from the registration requirements thereof. No underwriter was involved in the transaction. Silverthorne issued 5,000,000 shares of Silverthorne's common stock as finders' fees in connection with the transaction.

During the three months ended September 30, 1999, Silverthorne received subscriptions for 2,708,472 shares of Silverthorne's common stock at a price of $0.36 per share from various persons. The subscriptions were received as a result of offers that were made pursuant to Regulation S adopted under the Securities Act. The subscriptions were accepted after September 30, 1999. All of the offers and sales of the shares were made in "offshore transactions" as defined in Regulation S and appropriate "offering restrictions" as defined in Regulation S were implemented in connection with the sales. Further, all of the stock certificates issued to the purchasers have a legend prohibiting transfer of the shares unless the shares are registered under the Securities Act or the transfer is exempt from the registration requirements thereof. The Company paid a fee of 12% of the total proceeds received from the sale of the common stock to a distributor and later agreed to issue warrants to purchase 1,500,000 shares of Silverthorne's common stock to various persons in connection with the sales and subsequent sales made by the Silverthorne. Further, ITHC and another Company transferred 200,000 shares of the Silverthorne's common stock to two persons in connection with all of the sales.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    27 - Financial Data Schedule

(b) Reports on Form 8-K:

    On September 20, 1999, a Current Report on Form 8-K was filed that reported a change in control under Item 1 and the acquisition of the assets of Inter-American Telecommunications Holding Corporation under Item 2 and that included the stock purchase and asset acquisition agreement relating to the acquisition of the assets as an exhibit under Item 7.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVERTHORNE PRODUCTION COMPANY



By: /s/ Jimmy L. Boswell
    Jimmy L. Boswell
    President and Chief Operating
    Officer

By: /s/ David G. Lucas
    David G. Lucas
    Chief Financial Officer

Denver, Colorado
March 13, 2000