Form 10QSB
period 1999-12-31
SILVERTHORNE PRODUCTION CO
filed 2000-03-17
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to _______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                      Outstanding at
              Class                  December 31, 1999
-----------------------------------  -----------------
Common Stock, $.001 par value            32,500,000

Transitional Small Business Disclosure Format (Check one): Yes_____ No X

                        SILVERTHORNE PRODUCTION COMPANY

                         Commission File Number: 0-11730

                         Quarter Ended December 31, 1999


                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION



Unaudited Consolidated Statements of Operations..................Page 1



Unaudited Consolidated Balance Sheets............................Page 3



Unaudited Consolidated Statements of Cash Flows..................Page 4



Notes to Unaudited Consolidated Financial Statements.............Page 5



Management's Discussion and Analysis or Plan of Operation........Page 8



Part II - OTHER INFORMATION.....................................Page 13



Signatures......................................................Page 15

                         SILVERTHORNE PRODUCTION COMPANY

                 Unaudited Consolidated Statements of Operations


                                                   Three Months Ended
                                                       December 31,
                                              ------------------------------
                                                  1998               1999
                                              ------------      ------------


Revenue
  Prepaid cards and pins ................     $       --        $    318,705
  Commissions ...........................             --             490,074
  Other .................................             --               2,370
  Allowances ............................             --             (12,402)
                                              ------------      ------------
   Total revenue ........................             --             798,747
                                              ------------      ------------

Operating expenses
  Prepaid cards and pins ................             --             236,954
  Commissions ...........................             --             396,570
  Sales, general and administrative .....             --             561,108
                                              ------------      ------------
   Total operating expenses .............             --           1,194,632
                                              ------------      ------------

Loss from operations ....................             --            (395,885)

Other income (expense)
  Other income ..........................             --              16,727
  Interest expense ......................          (16,953)          (32,700)
                                              ------------      ------------

Loss before income taxes ................          (16,953)         (411,858)

Income taxes ............................            4,132              --
                                              ------------      ------------

Net loss ................................     $    (12,821)     $   (411,858)
                                              ============      ============

Loss per common share - basic and diluted     $       --        $       (.01)
                                              ============      ============

Weighted average number of common shares
 outstanding - basic and diluted ........            2,000        32,500,000
                                              ============      ============

            See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

                 Unaudited Consolidated Statements of Operations


                                                       Six Months Ended
                                                         December 31,
                                                ------------------------------
                                                    1998               1999
                                                ------------      ------------


Revenue
  Prepaid cards and pins ..................     $       --        $    763,795
  Commissions .............................             --             935,207
  Other ...................................             --               2,370
  Allowances ..............................             --             (17,781)
                                                ------------      ------------
   Total revenue ..........................             --           1,683,591
                                                ------------      ------------

Operating expenses
  Prepaid cards and pins ..................             --             539,591
  Commissions .............................             --             741,613
  Stock options granted for services to non             --           5,836,724
employees
  Sales, general and administrative .......             --           1,063,656
                                                ------------      ------------
   Total operating expenses ...............             --           8,181,584
                                                ------------      ------------

Loss from operations ......................             --          (6,497,993)

Other income (expense)
  Other income ............................             --              16,727
                                                                        16,727
  Interest expense ........................          (33,906)          (68,250)
                                                ------------      ------------

Loss before income taxes ..................          (33,906)       (6,549,516)

Income taxes ..............................            8,264              --
                                                ------------      ------------

Net loss ..................................     $    (25,642)     $ (6,549,516)
                                                ============      ============

Loss per common share - basic and diluted .     $       --        $       (.23)
                                                ============      ============

Weighted average number of common shares
 outstanding - basic and diluted ..........            2,000        28,314,262
                                                ============      ============



           See notes to unaudited consolidated financial statements.

                        SILVERTHORNE PRODUCTION COMPANY

                      Unaudited Consolidated Balance Sheets


                                                                       June 30,       December 31,
                                                                         1999            1999
                                                                    ------------      ------------

                                     Assets
Current assets
  Cash ........................................................     $       --        $  2,765,570
  Accounts receivable .........................................             --             539,316
  Inventory ...................................................             --              35,665
  Other current assets ........................................             --             153,348
                                                                    ------------      ------------
   Total current assets .......................................             --           3,493,899
                                                                    ------------      ------------

Property and equipment ........................................             --             225,500
                                                                    ------------      ------------

Other assets
  Intangibles and other assets ................................        1,316,551         1,535,627
                                                                    ------------      ------------
   Total other assets .........................................        1,316,551         1,535,627
                                                                    ------------      ------------

Total assets ..................................................     $  1,316,551      $  5,255,026
                                                                    ============      ============

                 Liabilities and Stockholders' (Deficit) Equity

Current liabilities
  Interest payable ............................................     $     67,814      $    136,064
  Current portion of long-term debt ...........................          700,000           395,000
  Accounts payable ............................................             --              94,095
  Deferred revenue ............................................             --              95,486
  Commissions payable .........................................             --             242,968
  Payroll taxes payable .......................................             --              76,657
  Income taxes payable ........................................             --              13,770
                                                                    ------------      ------------
   Total current liabilities ..................................          767,814         1,054,040

Long-term debt ................................................          600,000              --
                                                                    ------------      ------------
   Total liabilities ..........................................        1,367,814         1,054,040

Stockholders' (deficit) equity Common stock,
 $.01 (June) and $.001 (December) par value,
 10,000 shares authorized; 2,000 shares issued
 and outstanding at June 30, 1999 and 50,000,000
 shares authorized; 32,500,000 issued and
 outstanding and 49,808,966 to be issued at
 December 31, 1999 ............................................               20            82,308
  Additional paid in capital ..................................             --          10,909,477
  Accumulated deficit .........................................          (51,283)       (6,790,799)
                                                                    ------------      ------------
   Total stockholders' (deficit) equity .......................          (51,263)        4,200,986
                                                                    ------------      ------------

Total liabilities and stockholders' (deficit)
 equity .......................................................     $  1,316,551      $  5,255,026
                                                                    ============      ============


           See notes to unaudited consolidated financial statements.

                        SILVERTHORNE PRODUCTION COMPANY

                 Unaudited Consolidated Statements of Cash Flows


                                                          Six Months Ended
                                                            December 31,
                                                    ----------------------------
                                                        1998              1999
                                                    -----------      -----------

Cash flows from operating activities
  Net loss ....................................     $   (25,642)     $(6,549,516)
                                                    -----------      -----------
  Adjustments to reconcile net loss to net cash
  provided by operating activities
   Depreciation and amortization ..............            --             17,563
   Stock options granted for services to non
    employees .................................            --          5,836,724
   Changes in assets and liabilities
    Receivables ...............................            --           (259,809)
    Inventory .................................            --            (10,589)
    Other current assets ......................            --           (152,596)
    Intangible assets .........................          (8,264)          (9,076)
    Interest payable ..........................          33,906           68,250
    Accounts payable ..........................            --             90,837
    Deferred revenue ..........................            --             23,723
    Commissions payable .......................            --             58,700
    Payroll taxes payable .....................            --             26,254
                                                    -----------      -----------
                                                         25,642        5,689,981
      Net cash used in operations .............            --           (859,535)
                                                    -----------      -----------

Cash flows from investing activities
  Capital expenditures ........................            --           (158,363)
  Cash acquired in acquisition ................            --             21,248
                                                    -----------      -----------
      Net cash used in investing activities ...            --           (137,115)
                                                    -----------      -----------

Cash flows from financing activities
  Payment for stock ...........................            --           (190,000)
  Proceeds from subscriptions received ........            --          5,157,220
  Payments on notes payable ...................            --         (1,205,000)
                                                    -----------      -----------
      Net cash provided by financing activities            --          3,762,220
                                                    -----------      -----------

Net increase in cash ..........................            --          2,765,570

Cash and cash equivalents-beginning of period .            --               --
                                                    -----------      -----------

Cash and cash equivalent-end of period ........     $      --        $ 2,765,570
                                                    ===========      ===========


Non-cash investing and financing activities:

     There were certain non-cash transactions associated with the acquisition of Cognigen Corporation and the reverse acquisition of Silverthorne Production Company by Inter-American Telecommunications Holdings Corporation (ITHC).


           See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

              Notes to Unaudited Consolidated Financial Statements




1) In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the results of consolidated operations for the three and six month periods ended December 31, 1999 and 1998, respectively, (b) the consolidated balance sheet at December 31, 1999 and 1998 and (c) the consolidated statements of cash flows for the six month periods ended December 31, 1999 and 1998, respectively, in order to make the financial statements not misleading.

2) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in Silverthorne Production Company's ("Company") Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and the audited financial statements of Inter-American Telecommunications Holding Corporation (ITHC) and Cognigen Corporation (Cognigen) for the year ended June 30, 1999 included in the Company's Form 8-K/A filed with the Securities and Exchange Commission on March 8, 2000.

3) These unaudited consolidated financial statements include the accounts of Inter-American Telecommunications Corporation, ITHC, Cognigen and the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

5) On August 20, 1999, the Company completed the acquisition of all of the net assets of ITHC in exchange for up to 49,041,397 shares of the Company's common stock. For financial statement purposes, this business combination was accounted for as an additional capitalization of ITHC (a reverse acquisition in which ITHC was the accounting acquirer). ITHC is considered the surviving entity and the historical financial statements prior to the acquisition are those of ITHC. The Company's net book value prior to the transaction was $0. The issuance of the stock must be completed in two closings due to the limited amount of authorized stock available for issuance under its articles of incorporation. The first closing resulted in the issuance of 11,742,953 shares while the remaining 37,298,444 shares will be issued after a shareholder vote to increase the authorized number of shares or after a reverse stock split is effected. The Company issued 5,000,000 shares of the Company's common stock as finders' fees in connection with the transaction.

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

7) During the three months ended December 31, 1999, the Company advanced $435,000 to a company it had entered into a letter-of-intent to acquire. The letter-of-intent expired on February 29, 2000.

8) On July 1, 1999, ITHC entered into an agreement with Cognigen Corporation (Cognigen) to purchase all of Cognigen's net assets. The purchase price included 5,500 shares of ITHC common stock ($.01 par value), a $300,000 note payable due October 1, 1999, a four year employment contract for the founder of Cognigen with an annual base salary of $175,000, and a commitment to provide future working capital of $600,000 over a three year period to cover business expansion. The transaction was accounted for as a purchase. ITHC acquired net assets of $86,230 and recorded goodwill of $213,770. The goodwill will be amortized over a life of 20 years.

   ITHC had various working capital funding commitments in the amount of $850,000 with related parties entered into in connection with acquisitions of various customer lists.

9) During the six months ended December 31, 1999, the Company received subscriptions for 12,510,522 shares of the Company's common stock at prices of $0.38 per share (11,583,722 shares) and $1.60 per share (926,800 shares) from various persons. The subscriptions and cash were received prior to December 31, 1999, however, the stock was not issued until after December 31, 1999. The Company agreed to pay a fee of 12% of the total proceeds received from the sale of the common stock to a distributor and issue warrants to purchase up to a maximum of 1,500,000 shares of the Company's common stock to various persons in connection with the sales. As of December 31, 1999, the Company had paid $727,474 towards the total fee due and other expenses associated with the offering.

                         SILVERTHORNE PRODUCTION COMPANY

              Notes to Unaudited Consolidated Financial Statements



10) In August 1999, the Company issued 31,600,000 options entitling the holders to purchase the Company's common stock at $0.46 per share. The options vest immediately and expire five years from the date issued. The options cannot be exercised until the Company amends it articles of incorporation or effects a reverse split of its common stock so that it has sufficient shares available for issuance upon the exercise of these options. 25,200,000 of these options were issued to non employees while the remaining options were issued to employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options issued to employees and directors. $5,836,724 of compensation expense was recorded in connection with the options granted to non employees.

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

The Company was incorporated on May 6, 1983, in Colorado. On August 20, 1999, the Company completed the acquisition of all of the net assets of ITHC in exchange for up to 49,041,397 shares of the Company's common stock. For financial statement purposes, this business combination was accounted for as an additional capitalization of ITHC (a reverse acquisition in which ITHC was the accounting acquirer). For accounting purposes, ITHC is considered the surviving entity and the historical financial statements prior to the acquisition are those of ITHC. The Company's net book value prior to the transaction was $0.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

ITHC was a developmental stage company since its inception on July 24, 1998 through June 30, 1999. During this stage, ITHC generated no revenues and incurred only minimal operational costs. ITHC focused its efforts on the pursuit of the acquisition of business opportunities. On July 1, 1999, ITHC completed the acquisition of all the net assets of Cognigen in a transaction accounted for as a purchase. Additionally, in a transaction accounted for as a reverse acquisition, ITHC acquired control of the Company, a non-operating public shell corporation. Therefore, the results of operations for the three and six months ended December 31, 1999 are comprised entirely of the operations generated from the net assets purchased from Cognigen on July 1, 1999. As no operations existed for ITHC for the three and six month periods ended December 31, 1998, no meaningful comparisons can be made.

For purposes of this Management's Discussion and Analysis or Plan of Operation, the Company believes that the unaudited results of operations for Cognigen for the three and six months ended December 31, 1998 shown below provide a more meaningful basis for analysis. Therefore, all comparisons and analysis included in this Management's Discussion and Analysis or Plan of Operation will be based upon these unaudited results of operations for Cognigen for the three and six months ended December 31, 1998.

                  Unaudited Results of Operations for Cognigen

                                                     Three           Six
                                                 Months Ended    Months Ended
                                                  December 31,   December 31,
                                                      1998          1998
                                                   ---------     ---------
Revenue
   Prepaid cards and pins ....................     $ 207,625     $ 430,387
   Commissions ...............................        82,751       157,111
                                                   ---------     ---------
      Total revenue ..........................       290,376       587,498

Operating expenses
   Prepaid cards and pins ....................       132,225       256,124
   Commissions ...............................        52,434       116,033
   Sales, general and administrative .........        75,812       220,789
                                                   ---------     ---------
      Total operating expenses ...............       260,471       592,946
                                                   ---------     ---------

Income (loss) from operations and before taxes        29,905        (5,448)

Income taxes .................................          --            --
                                                   ---------     ---------

Net income (loss) ............................     $  29,905     $  (5,448)
                                                   =========     =========

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Total revenue for the three months ended December 31, 1999 was $798,747 compared to $290,376 for the three months ended December 31, 1998. Total revenue for the 1999 period consisted of $318,705 related to prepaid cards and pins and $490,074 related to commissions. Total revenue for the comparable period in 1998 consisted of $207,625 related to prepaid cards and pins and $82,751 related to commissions. The $111,080, or 54%, increase in prepaid cards and pins is due to a larger internet presence and more agents making sales. The $407,323, or 492%, increase in commissions is due to a larger number of agents making sales.

Operating costs related to prepaid cards and pins for the three months ended December 31, 1999 increased $104,729, or 79%, to $236,954 from $132,225 during the three months ended December 31, 1998. Operating costs related to commissions for the three months ended December 31, 1999 increased $344,136, or 656%, to $396,570 from $52,434 during the three months ended December 31, 1998. The cost increases are directly related to the increased revenue.

General and administrative operating expenses increased $485,296, or 640%, to $561,108 during the three months ended December 31, 1999 from $75,812 during the three months ended December 31, 1998. This increase is primarily due to the addition of staff and associated costs.

The Company incurred a loss from operations of $395,885 for the three months ended December 31, 1999 compared with operating income of $29,905 for the three months ended December 31, 1998. The primary decrease in operating income during the current period is mostly related to the increased staff costs.

Net interest expense for the three months ended December 31, 1999 of $32,700 compares to net interest expense during the same three months ended December 31, 1998 of $0. The reason for this increase is due to increased borrowings during the three months ended December 31, 1999. After interest expense, the net loss for the three months ended December 31, 1999 was $411,858, or $(.01) per share, compared to net income of $29,905 for the three months ended December 31, 1998.

Six Months  Ended  December 31, 1999  Compared to Six Months Ended  December 31,
1998

Total revenue for the six months ended December 31, 1999 was $1,683,591 compared to $587,498 for the six months ended December 31, 1998. Total revenue for the 1999 period consisted of $763,795 related to prepaid cards and pins and $935,207 related to commissions. Total revenue for the comparable period in 1998 consisted of $430,387 related to prepaid cards and pins and $157,111 related to commissions. The $333,408, or 77%, increase in prepaid cards and pins is due to a larger internet presence and more agents making sales. The $778,096, or 495%, increase in commissions is due to a larger number of agents making sales.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Operating costs related to prepaid cards and pins for the six months ended December 31, 1999 increased $283,467, or 111%, to $539,591 from $256,124 during the six months ended December 31, 1998. Operating costs related to commissions for the six months ended December 31, 1999 increased $625,580, or 539%, to $741,613 from $116,033 during the six months ended December 31, 1998. The cost increases are directly related to the increased revenue.

General and administrative operating expenses increased $842,867, or 382%, to $1,063,656 during the six months ended December 31, 1999 from $220,789 during the six months ended December 31, 1998. This increase is primarily due to the addition of staff and associated costs.

The Company incurred a loss from operations of $6,497,993 for the six months ended December 31, 1999 compared with an operating loss of $5,448 for the six months ended December 31, 1998. The primary increase in operating loss during the current period is mostly related to the increased staff costs and the charge for stock options granted to non employees.

Net interest expense for the six months ended December 31, 1999 of $68,250 compares to net interest expense during the six months ended December 31, 1998 of $0. The reason for this increase is due to increased borrowings during the six months ended December 31, 1999. After interest expense, the net loss for the six months ended December 31, 1999 was $6,549,516, or $(.23) per share, compared to net loss of $5,448 for the six months ended December 31, 1998.

Liquidity and Capital Resources:

The Company has funded its operations to date primarily from shareholder advances and stock subscriptions received. At December 31, 1999, the Company had cash and cash equivalents of approximately $2,765,570 and working capital of $2,439,859.

Cash used by the Company for operating activities during the six months ended December 31, 1999 was approximately $859,535. A primary component of the use of cash during the six months was the Company's net loss of $6,549,516 adjusted for non-cash adjustments of depreciation and amortization of approximately $17,563 and stock option expense of $5,836,724. Additional uses of operating cash for the six months included increases in the Company's accounts receivable of $259,809, inventory of $10,589, other current assets of $152,596 and intangibles and other assets of $9,076. Sources of operating cash were the increase in payables and deferred revenue of $244,041 and $23,723, respectively. Additional sources of cash include $21,248 from the acquisition of Cognigen. Additional sources and uses of cash during the six months ended December 31, 1999 included net proceeds from the receipt of stock subscriptions of $5,157,220, capital expenditures of $158,363, payments on notes payable of $1,395,000 and a payment for stock of $190,000.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



The Company believes its current liquidity requirement primarily will be to meet working capital requirements. Cash generated from operations was not sufficient to meet working capital requirements for the six months ended December 31, 1999, and may not be sufficient to meet working capital requirements for the foreseeable future. Therefore, additional debt or equity financing may be required for the Company to satisfy its short term capital needs. There can be no assurances that the Company will be able to generate additional debt or equity financing if needed.

                         Commission File Number: 0-11730
                         Quarter Ended December 31, 1999
                                   Form 10-QSB

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

During the three months ended December 31, 1999, Silverthorne received subscriptions for 9,802,050 shares of Silverthorne's common stock at prices of $0.38 per share (8,875,250 shares) and $1.60 per share (926,800 shares) from various persons. The subscriptions were received as a result of offers that were made pursuant to Regulation S adopted under the Securities Act. The subscriptions were accepted during the period ended December 31, 1999. All of the offers and sales of the shares were made in "offshore transactions" as defined in Regulation S and appropriate "offering restrictions" as defined in Regulation S were implemented in connection with the sales. Further, all of the stock certificates issued to the purchasers have a legend prohibiting transfer of the shares unless the shares are registered under the Securities Act or the transfer is exempt from the registration requirements thereof. The Company paid a fee of 12% of the total proceeds received from the sale of the common stock to a distributor and later agreed to issue warrants to purchase 1,500,000 shares of Silverthorne's common stock to various persons in connection with the sales and previous sales made during the three months ended September 30, 1999. Further, ITHC and another Company transferred 200,000 shares of Silverthorne's common stock to two persons in connection with all of the sales.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1  Stock Purchase and Asset Acquisition Agreement by and among
     Inter-American Telecommunications Holding Corporation, Silverthorne Production Company, et al. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K/A dated August 20, 1999 that was filed by Silverthorne Production Company on March 8, 2000).

2.2 Amendment dated December 27, 1999, to Stock Purchase and Asset Acquisition Agreement by and among Silverthorne Production Company, Inter-American Telecommunications Holding Corporation, et al. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K that was filed by Silverthorne Production Company on January 3,
     2000).

3.1  Bylaws of Silverthorne Production Company adopted on December 8, 1999.

27   Financial Data Schedule

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

Denver, Colorado
March 16, 2000