Form 10-K/A
period 1999-06-30
SILVERTHORNE PRODUCTION CO
filed 2000-03-27
CIK 726293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1999

                                       Or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________.
                         Commission file number: 0-11730


                         SILVERTHORNE PRODUCTION COMPANY
            ---------------------------------------------------------
                (Name of registrant as specified in its charter)



              Colorado                               84-0189377
   -------------------------------             ---------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification  No.)

    7001 Seaview Avenue, NW, Suite 210, Seattle, Washington      98117
    -------------------------------------------------------     -------
          (Address of principal executive offices)             (Zip Code)

                                 (206) 297-3900
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average of the closing bid and asked prices of such stock on June 30, 1999, could not be determined accurately because there was only sporadic trading in the common stock during the year ended June 30, 1999.

The number of shares of registrant's common stock ($.001 par value) (registrant's only class of common stock) outstanding as of June 30, 1999 was 15,757,047.

                                     PART I


ITEM 1.    BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     The Company was incorporated May 6, 1983, in Colorado. Since 1989, the Company has been seeking a business opportunity to acquire.

     On March 11, 1999, the Company signed an agreement to acquire all of the outstanding shares of Pricenet.com; however, this agreement was terminated on March 30, 1999.

     On August 5, 1999, the Company signed a letter of intent with Inter-American Telecommunications Holding Corporation ("ITHC") pursuant to which the Company would acquire substantially all of the assets of ITHC in exchange for shares of the Company's common stock. ITHC is engaged in marketing long-distance telecommunications services. On August 20, 1999, the Company completed the first closing of the acquisition in exchange for shares of the Company's common stock. A few days prior thereto, ITHC purchased 12,602,431 shares of the Company's common stock from four persons for $190,000. The transactions were reported in Item 1 of a Current Report on Form 8-K dated September 17, 1999, that was filed on September 20, 1999. On December 27, 1999, the Company and ITHC agreed that the total number of shares of the Company's common stock that were to be issued at the first closing was 11,742,953 shares rather than 29,242,953 shares and the total number of shares to be issued at the second closing was 37,298,444 shares. Further, the Company and ITHC made it clear that the Company was acquiring all of the assets and assuming all of the liabilities of ITHC as of August 20, 1999. This transaction was reported in Item 1 of the Company's Current Report on Form 8-K dated December 28, 1999, that was filed on January 3, 2000, and in Item 1 of the Company's Current Report on Form 8-K/A dated January 14, 2000, that was filed on January 18, 2000.

ITEM 2.    PROPERTIES.

     During the year ended June 30, 1999, the Company maintained its office in space provided at no cost by David L. Jackson, who was then the Company's President. The Company currently leases approximately 3,457 square feet of office space at 7001 Seaview Avenue, NW, Suite 210, Seattle, Washington 98117, pursuant to a lease that will terminate in December 2001 and that currently requires monthly rental payments of approximately $3,025. The Company also currently leases approximately 1,007 square feet of office space at 6751 Academy Road, NE, Suite B, Albuquerque, New Mexico 87109, pursuant to a lease that will terminate in March 2003 and that currently requires monthly rental payments of $1,390.49. The Company owns no real property.

ITEM 3.    LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Company is a party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's common stock is quoted on the OTC Bulletin Board ("OTC"). Even though maintaining a current listing on the OTC, no known significant trading occurred during the Company's last two fiscal years. The following table sets forth, for the periods indicated, the high and low closing bid price quotations for the common stock as reported by the OTC. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                High Bid   Low Bid
                                                --------   -------

              Quarter ended June 30, 1999:        $ 0.30     $ 0.125
              Quarter ended March 31, 1999:       0.2815     0.03125
              Quarter ended December 31, 1998:      0.10        0.08
              Quarter ended September 30, 1998:    0.125      0.0625

              Quarter ended June 30, 1998:      $ 0.1875     $ 0.125
              Quarter ended March 31, 1998:       0.1875       0.125
              Quarter ended December 31, 1997:   0.15625       0.125
              Quarter ended September 30, 1997:   0.3125     0.15625

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's common stock at August 4, 1999, was approximately 1,229. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.    SELECTED FINANCIAL DATA

     The Company did not engage in any revenue producing operations during the five fiscal years ended June 30, 1999. The Company's financial information is included in the financial statements which are being filed as a part of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     During the fiscal year ended June 30, 1999 and since 1989, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenue was received by the Company during the fiscal year, except for a deposit on the Pricenet.com transaction which was terminated. The Company experienced net income of $4,784 during the fiscal year ended June 30, 1999, since the deposit received from the Pricenet.com transaction exceeded the expenses for that transaction in addition to the remaining legal and administrative fees for the year.

     The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of June 30, 1999, the Company had no material commitments for capital expenditures.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements are set forth on pages F-1 through F-8 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company as of August 19, 1999 were as follows:

         Name                    Age              Position
-----------------------      -----------     -------------------

David L. Jackson                 61          President and Chairman of the Board

Patricia A. Jackson              52          Secretary and Director

     BUSINESS EXPERIENCE. The following is a brief account of business experience during at least the past five years ended June 30, 1999, of each of the above directors and executive officers of the Company, indicating the principal business or the organization in which such occupation and employment were carried on:

     DAVID L. JACKSON - Mr. Jackson served as President and Chairman of the Board of Directors of the Company from April 1990 to January 1992, and continued thereafter as corporate General Legal Counsel. In February 1995, Mr. Jackson was re-appointed as a Company Director and elected as Vice-President of the Company and in November 1996 he was elected as President of the Company. He received his Bachelor of Arts degree from Northwest Nazarene University; earned a Juris Doctor degree at the University of Denver, College of Law in 1971; and practiced law in the United States Courts and Colorado State Courts until 1997 when his name was removed from the list of attorneys authorized to practice law in Colorado. He was an officer and director of Jackson Brothers Industries, Inc., a publicly held Nevada corporation, until 1991. He has been a licensed real estate broker in California since 1991. He has been from time to time an adjunct college professor teaching Real Estate Law, Business Law, Human Resource Management and Strategic Management, at Point Loma Nazarene University, San Diego, California. He serves as an arbitrator resolving disputes in commercial law and labor law. He served on the national panel of the American Arbitration Association; received the Certificate of Accomplishment from the Federal Labor Relations Authority; and was admitted to the national roster of arbitrators of the Federal Mediation and Conciliation Services, Washington, D.C.

     PATRICIA A. JACKSON - Ms. Jackson has been a Director and the Secretary of the Company at various times over the past five years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its fiscal year ended June 30, 1999, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year, except that Eric Sundsvold, who then was a more than 10% beneficial shareholder, was late in filing two Forms 4 which reported purchase transactions. During March 1999, management discovered that the Company's securities had been registered under the Securities Exchange Act of 1934 since 1984 and the then officers, directors and more than 10% beneficial shareholders filed Forms 3 and 4 for all of their historical transactions.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table provides certain information pertaining to the compensation paid by the Company and its subsidiaries during the Company's last three fiscal years for services rendered by David L. Jackson, the President of the Company at June 30, 1999.

                           Summary Compensation Table



                                                                              Long-Term
                                                                            Compensation
                                               Annual Compensation              Awards
                                    --------------------------------------  --------------
                                                                 Other
                        Fiscal                                   Annual       Securities    All Other
    Name and          Year Ended                                 Compen-      Underlying     Compensa-
Principal Position      June 30,     Salary($)     Bonus($)     sation($)      Options(#)      tion($)
------------------   ------------   ------------  ----------  ------------  -------------- -------------

David L. Jackson         1999           -0-           -0-          -0-            -0-            -0-
 President               1998           -0-           -0-          -0-            -0-            -0-
                         1997           -0-           -0-          -0-            -0-            -0-


     No compensation was paid by the Company to any of its executive officers during the fiscal year ended June 30, 1999.

     There were no options granted to or exercised by David L. Jackson during the fiscal year ended 1999, and David L. Jackson owned no options to purchase the Company's common stock at June 30, 1999. On August 25, 1999, David L. Jackson was granted a five year option to purchase 1,600,000 shares of the Company's common stock at $0.46 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of August 18, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

     NAME AND ADDRESS           AMOUNT AND NATURE       PERCENT
   OF BENEFICIAL OWNERS      OF BENEFICIAL OWNERSHIP    OF CLASS
-------------------------    -----------------------  -------------

David L. Jackson                  10,907,151(1)          69.2%
3707 Calle Cortejo
Rancho Santa Fe,
California 92091

Patricia A. Jackson               10,907,151(2)          69.2%
3707 Calle Cortejo
Rancho Santa Fe,
California 92001

Eric                                                     14.2%
Sundsvold                          2,234,480
5121 South Ironton Street
Englewood, Colorado 80111

All Officers and                   10,907,151(1)(2)      69.2%
Directors
as a group (2 persons)
---------------

     (1) Includes 10,556,720 shares held directly by Mr. Jackson, 175,231 shares held by his wife, Patricia A. Jackson, and 175,200 shares held by a minor daughter.

     (2) Includes 175,231 shares held directly by Patricia A. Jackson, 10,556,720 shares held by her husband David L. Jackson, and 175,200 shares held by a minor daughter.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not Applicable.

                                     PART IV

ITEM 14.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.

      (a)  Financial Statements.

     (b) REPORTS ON FORM 8-K. On May 10, 1999, the Company filed a Current Report on Form 8-K dated March 30, 1999, which reported under Item 5 that the proposed transaction with Pricenet.com had been terminated on March 30, 1999.

      (c)  Exhibits.

Exhibit Number Description

     3.3 Amended Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999).

      27       Financial Data Schedule.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 23, 2000               SILVERTHORNE PRODUCTION COMPANY



                                    By:/s/Jimmy L. Boswell
                                          Jimmy L. Boswell,
                                          President and Chief Operating Officer



                                    By:/s/David G. Lucas
                                          David G. Lucas,
                                          Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                CAPACITY              DATE


 /s/David L. Jackson                     Director          March 23, 2000
----------------------------------------
David L. Jackson


 /s/Darrell H. Hughes                    Director          March 23, 2000
----------------------------------------
Darrell H. Hughes

                          INDEX TO FINANCIAL STATEMENTS

                                                             PAGE

Independent Auditor's Report..................................F-1

Financial Statements
  Balance Sheet ..............................................F-2
  Statement of Operations ....................................F-3
  Statement of Cash Flow .....................................F-4
  Statement of Stockholders' Equity ..........................F-5
  Notes to Financial Statements ..............................F-6

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors,
SILVERTHORNE PRODUCTION COMPANY


I have audited the accompanying balance sheet of SILVERTHORNE PRODUCTION COMPANY ( a Colorado Corporation) as of June 30, 1999 and 1998 and the related statements of operations, stockholders, equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SILVERTHORNE PRODUCTION COMPANY as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.




/s/ Daniel Jankowski
Daniel Jankowski, CPA, CNA, MCSE
August 17, 1999

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company)
COMPARATIVE BALANCE SHEET
For fiscal years ended June 30, 1999 and 1998


                                                    Year ended     Year ended
                                                     June 30,        June 30,
                                          Notes        1999            1998
                                        ---------    ---------      ---------
ASSETS

CURRENT ASSETS:
   Cash .................................            $       0      $       0
                                                     ---------      ---------
       TOTAL ASSETS: ....................            $       0      $       0
                                                     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable .....................    2           2,234          7,018
                                                     ---------      ---------

      TOTAL CURRENT LIABILITIES: ........                2,234          7,018
                                                     ---------      ---------

SHAREHOLDERS' EQUITY
   Common Stock, par value $.001 per
    share; authorized 50,000,000 shares;
    of which 15,757,047 shares are issued
    and outstanding .....................               15,757         15,757

   Capital paid in excess of par ........              748,230        748,230

RETAINED EARNINGS DEFICIT:
   From regular operations ..............             (617,286)      (617,286)
   Accumulated during developmental
    stage ...............................    5        (148,935)      (153,719)
                                                     ---------      ---------

TOTAL SHAREHOLDERS' EQUITY (DEFECT) .....            $  (2,234)     $  (7,018)
                                                     ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .................................            $       0      $       0
                                                     =========      =========


   The accompanying notes are an integral part of these financial statements.

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company)
STATEMENT OF OPERATIONS
For fiscal years ended June 30, 1999, 1998 and 1997



                                              Year ended     Year ended   Year ended
                                               June 30,        June 30,    June 30,
                                      Notes      1999            1998        1997
                                     ------  ------------    ------------  ----------
MISCELLANEOUS REVENUE:
   Reversal of accounts payable ........
                                                 $  3,212    $       0     $   44,127
   Net earnest money deposit ...........           12,807            0              0
                                             ------------    ------------  ----------

                                                 $ 16,019    $       0     $   44,127
                                             ------------    ------------  ----------
EXPENSES:

   Administrative expenses: ...........             3,929        7,236         12,087
   Interest ...........................                 0        6,906          2,583
   Legal Fees .........................   3         6,806       69,800              0
   Auditing Fees ......................               500        1,560              0
   Consulting .........................                 0        8,500              0
                                             ------------    ------------  ----------

      Total Expenses ..................          $ 11,235    $  94,002     $   14,670
                                             ------------    ------------  ----------


NET INCOME (LOSS) .....................          $  4,784    $ (94,002)    $   29,457
                                             ============    ============  ==========


EARNINGS PER SHARE:
   Net income from operations .........   4        0.0004      (0.0098)        0.0084

Weighted average common shares
 outstanding ..........................        15,757,047    9,631,047      3,505,047
                                             ============    ============  ==========


   The accompanying notes are an integral part of these financial statements.

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company)
STATEMENT OF CASH FLOW
For fiscal years ended June 30, 1999, 1998 and 1997


                                        Year ended   Year ended   Year ended
                                          June 30,     June 30,    June 30,
                                            1999         1998        1997
                                          --------    ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................    $  4,784    $  (94,002)  $  29,457
   Increase (decrease) in accounts
    payable ..........................      (4,784)            0      12,122
                                          --------    ----------
   Non-cash write-off notes/account
    payable ..........................                               (44,127)
   Increase in accrued interest ......                                 2,583
                                                                   ---------
Net cash flows from operation ........    $      0    $  (94,002)  $      35
                                          --------    ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt converted to common stock ....           0        93,976           0
                                          --------    ----------   ---------

CASH FLOWS FOR INVESTMENT
 ACTIVITIES: .........................           0             0           0
                                          --------    ----------   ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENT .....................           0           (26)         35
   Cash or bank overdraft at
    beginning of period ..............           0            26          (9)
                                          --------    ----------   ---------

                                          $      0    $        0   $      26
                                          ========    ==========   =========




   The accompanying notes are an integral part of these financial statements.

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company) STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For fiscal years ended June 30, 1999, 1998 AND 1997



                                                                                             Total
                              Common Stock              Additional                        Shareholders'
                      ----------------------------        Paid-in        Accumulated         Equity
                         Shares           Amount          Capital          Deficit         (Deficit)
                      -----------      -----------      -----------      -----------      -----------
BALANCE
   June 30, 1996       #3,580,047      $     3,580      $   907,257      $  (706,460)     $   204,377

NET INCOME (LOSS)
 From fiscal
  year ended
  June 30, 1997 .                                                             29,457           29,457
  June 30, 1998 .      12,252,000      $    12,252          140,898          (94,002)          59,148
  Redemption/
   reversal .....         (75,000)             (75)        (299,925)                         (300,000)
  June 30, 1999 .                                                              4,784            4,784
                      -----------      -----------      -----------      -----------      -----------

BALANCE
   June 30, 1999      #15,757,047      $    15,757      $   748,230      $  (766,221)     $    (2,234)
                      ===========      ===========      ===========      ===========      ===========







   The accompanying notes are an integral part of these financial statements.

SILVERTHORNE PRODUCTION COMPANY
(A Developmental Stage Company)
NOTES TO FINANCIAL STATEMENTS
For fiscal years ended June 30, 1999, 1998 and 1997

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

     BASIS OF FINANCIAL STATEMENT PRESENTATION: Company is a development stage company. Company has no operations and is critically short of cash. Its ability to continue development stage activities is in question, except for the efforts of the current officers/directors. Company evaluated its total financial position in anticipation of returning to a publicly held shell so that it is more attractive to potential business opportunities through acquisition by stock exchange or mergers. Company has no operations and is critically short of cash. Its ability to continue development stage activities is in question, except for the efforts of the current officers/directors. Company is a development stage company. To benefit Company's pursuit of acquisitions or mergers, certain creditors of Company agreed to reclassify their subject accounts payable by Company into capital stock. Prior agreements between Company and holders of the accounts payable were published in prior audited financial statements indicating the indebtedness or claim for consideration may be converted to payment for acquisition of additional shares of Company stock at par value. Said holders agreed to convert the subject accounts payable, plus note payable with interest thereon to Company stock at the rate of $.0125 instead of $.001 par value, which benefited Company by $140,898 capital paid in excess of par.

NOTE 2 - ACCOUNTS PAYABLE:

     Company's accounts payable include obligations to Company's legal counsel on Securities and Exchange (SEC) matters, the registered agent and depository trust company.

NOTE 3 - RELATED PARTY TRANSACTIONS:

     Company officers from time to time obtained funds from shareholders to pay for expenses, including this audit, as well as pursuit of Company business opportunities.

NOTE 4 - EARNINGS PER SHARE:

     Earnings per share is calculated by dividing the net income (loss) from operations, by total weighted shares outstanding at June 30, 1999, 1998 and 1997.

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