Form 10QSB
period 2000-03-31
SILVERTHORNE PRODUCTION CO
filed 2000-05-24
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                 --------------

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                                   ----------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                          Outstanding at
               Class                                      March 31, 2000
       --------------------                           ----------------------
       Common Stock, $.001 par value                  44,989,102

Transitional Small Business Disclosure Format (Check one): Yes _____ No X

                         SILVERTHORNE PRODUCTION COMPANY

                         Commission File Number: 0-11730

                          Quarter Ended March 31, 2000

                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION

Unaudited Consolidated Statements of Operations...........................Page 1

Unaudited Consolidated Balance Sheets.....................................Page 3

Unaudited Consolidated Statement of Stockholder's Equity (Deficit)........Page 4

Unaudited Consolidated Statements of Cash Flows...........................Page 5

Notes to Unaudited Consolidated Financial Statements......................Page 6

Management's Discussion and Analysis or Plan of Operation.................Page 9

Part II - OTHER INFORMATION..............................................Page 15

Signatures...............................................................Page 16

                         SILVERTHORNE PRODUCTION COMPANY

                 Unaudited Consolidated Statements of Operations


                                                    Three Months Ended
                                                         March 31,
                                              ------------------------------
                                                  1999              2000
                                              ------------      ------------

Revenue
   Prepaid cards and pins ...............     $       --        $     82,632
   Marketing commissions ................             --             707,193
   Other ................................             --             129,504
   Allowances ...........................             --             (10,731)
                                              ------------      ------------
     Total revenue ......................             --             908,598
                                              ------------      ------------

Operating expenses
   Prepaid cards and pins ...............             --             170,798
   Marketing commissions ................             --             457,062
   Selling, general and administrative ..             --             826,184
                                              ------------      ------------
     Total operating expenses ...........             --           1,454,044
                                              ------------      ------------

Loss from operations ....................             --            (545,446)

Other income (expense)
   Other income .........................             --              42,452
   Interest expense .....................          (16,953)          (39,517)
                                              ------------      ------------

Loss before income taxes ................          (16,953)         (542,511)

Income taxes ............................            4,132              --
                                              ------------      ------------

Net loss ................................     $    (12,821)     $   (542,511)
                                              ============      ============

Loss per common share - basic and diluted     $       --        $      (0.01)
                                              ============      ============

Weighted average number of common shares
 outstanding - basic and diluted ........       14,411,039        82,287,546
                                              ============      ============



            See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

                 Unaudited Consolidated Statements of Operations

                                                    Nine Months Ended
                                                         March 31,
                                              ------------------------------
                                                  1999              2000
                                              ------------      ------------
Revenue
   Prepaid cards and pins ...............     $       --        $    846,427
   Marketing commissions ................             --           1,642,400
   Other ................................             --             131,874
   Allowances ...........................             --             (28,512)
                                              ------------      ------------
     Total revenue ......................             --           2,592,189
                                              ------------      ------------

Operating expenses

   Prepaid cards and pins ...............             --             710,389
   Marketing commissions ................             --           1,198,675
   Selling, general and administrative ..             --           7,726,564
                                              ------------      ------------
     Total operating expenses ...........             --           9,635,628
                                              ------------      ------------

Loss from operations ....................             --          (7,043,439)

Other income (expense)
   Other income .........................             --              59,179
   Interest expense .....................          (50,859)         (107,767)
                                              ------------      ------------

Loss before income taxes ................          (50,859)       (7,092,027)

Income taxes ............................           12,396              --
                                              ------------      ------------

Net loss ................................     $    (38,463)     $ (7,092,027)
                                              ============      ============

Loss per common share - basic and diluted     $       --        $      (0.09)
                                              ============      ============

Weighted average number of common shares
 outstanding - basic and diluted ........       14,411,039        76,736,355
                                              ============      ============





            See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

                      Unaudited Consolidated Balance Sheets



                                                          June 30,         March 31,
                                                           1999              2000
                                                       ------------      ------------

                                     Assets

Current assets
   Cash ..........................................     $       --        $  1,983,745
   Accounts receivable ...........................             --             160,569
   Advances - related party ......................             --             570,000
   Employee receivable ...........................             --              20,000
   Commissions receivable ........................             --             399,764
   Inventory .....................................             --              66,808
   Other current assets ..........................             --             108,698
                                                       ------------      ------------
     Total current assets ........................             --           3,309,584
                                                       ------------      ------------

Property and equipment, net ......................             --             254,038
                                                       ------------      ------------

Other assets

   Intangibles and other assets, net .............        1,316,551         1,532,954
                                                       ------------      ------------
       Total other assets ........................        1,316,551         1,532,954
                                                       ------------      ------------

   Total assets ..................................     $  1,316,551      $  5,096,576
                                                       ============      ============

                 Liabilities and Stockholders' (Deficit) Equity

   Current liabilities
     Interest payable ............................     $     67,814      $    165,564
     Current portion of long-term debt ...........          700,000           510,000
     Accounts payable ............................             --              22,906
     Deferred revenue ............................             --             149,262
     Commissions payable .........................             --             289,691
     Payroll taxes payable .......................             --             124,424
     Income taxes payable ........................             --              13,387
                                                       ------------      ------------
       Total current liabilities .................          767,814         1,275,234

   Long-term debt ................................          600,000           180,000
                                                       ------------      ------------
       Total liabilities .........................        1,367,814         1,455,234

Stockholders' (deficit) equity
   Common stock $.001 par value, 50,000,000 shares
    authorized; 14,411,039 and 44,989,102 issued
    and outstanding at June 30, 1999 and March 31,
    2000, respectively, and 37,298,444 to be
    issued at March 31, 2000 .....................               20            82,287
   Additional paid in capital ....................             --          10,702,365
   Accumulated deficit ...........................          (51,283)       (7,143,310)
                                                       ------------      ------------
         Total stockholders' (deficit) equity ....          (51,263)        3,641,342
                                                       ------------      ------------

Total liabilities and stockholders'
 (deficit) equity ................................     $  1,316,551      $  5,096,576
                                                       ============      ============



            See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

       UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Nine Months Ended March 31, 2000



                                                                                                                       Total
                                                     Common Stock               Additional                         Shareholders'
                                             -----------------------------        Paid-in         Accumulated         Equity
                                                Shares           Amount           Capital           Deficit          (Deficit)
                                             ------------     ------------     ------------      ------------      ------------

Balance June 30, 1999 ..................       14,411,039     $         20     $       --        $    (51,283)     $    (51,263)

Stock issued in connection with the
 acquisition of Cognigen assets (Note 5)       39,630,358               55             --                --                  55

Reverse acquisition (Note 5) ...........       15,757,047           69,723         (261,957)             --            (192,234)

Common stock issued for cash net of
 $727,474 of expenses (Note 6) .........       12,489,102           12,489        5,127,598              --           5,140,087

Options issued for services
 to non-employees (Note 6) .............             --               --          5,836,724              --           5,836,724

Net loss ...............................             --               --               --          (7,092,027)       (7,092,027)
                                             ------------     ------------     ------------      ------------      ------------

Balance, March 31, 2000 ................       82,287,546     $     82,287     $ 10,702,365      $ (7,143,310)     $  3,641,342
                                             ============     ============     ============      ============      ============



            See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

                 Unaudited Consolidated Statements of Cash Flows



                                                                      Nine Months Ended
                                                                         March 31,
                                                                ----------------------------
                                                                   1999             2000
                                                                -----------      -----------
Cash flows from operating activities
   Net loss ...............................................     $   (38,463)     $(7,092,027)
                                                                -----------      -----------
   Adjustments to reconcile net loss to net
    cash provided by operating activities -
       Depreciation and amortization ......................            --             20,962
       Stock options granted for services to non employees             --          5,836,724
       Changes in assets and liabilities
         Receivables ......................................            --           (300,826)
         Inventory ........................................            --            (41,732)
         Other current assets .............................            --           (107,946)
         Interest payable .................................          50,859           97,750
         Accounts payable .................................            --             93,669
         Deferred revenue .................................            --             77,499
         Deferred income taxes ............................            --             16,531
         Commissions payable ..............................            --            105,423
         Income taxes payable .............................            --               (383)
                                                                -----------      -----------
                                                                     50,859        5,797,671
                                                                -----------      -----------
                  Net cash used in operations .............          12,396       (1,294,356)
                                                                -----------      -----------

   Cash flows from investing activities
     Capital expenditures .................................            --           (187,628)
     Intangible assets ....................................         (12,396)         (25,606)
     Cash acquired in acquisition .........................            --             21,248
     Advances to related party ............................            --           (570,000)
                                                                -----------      -----------
                  Net cash used in investing activities ...         (12,396)        (761,986)
                                                                -----------      -----------

   Cash flows from financing activities
     Net proceeds from stock issuance .....................            --          5,140,087
     Distribution related to reverse acquisition ..........            --           (190,000)
     Payments on notes payable ............................            --           (910,000)
                                                                -----------      -----------
                  Net cash provided by financing activities            --          4,040,087
                                                                -----------      -----------

   Net increase in cash ...................................            --          1,983,745

   Cash and cash equivalents-beginning of period ..........            --               --
                                                                -----------      -----------

   Cash and cash equivalent-end of period .................     $      --        $ 1,983,745
                                                                ===========      ===========

Non-cash investing and financing activities (Note 8).

            See notes to unaudited consolidated financial statements.

                         SILVERTHORNE PRODUCTION COMPANY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

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


Note 2 - Summary of Significant Accounting Policies

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the results of consolidated operations for the three and nine month periods ended March 31, 2000 and 1999, respectively, (b) the consolidated balance sheet at March 31, 2000 and (c) the consolidated statements of cash flows for the nine month periods ended March 31, 2000 and June 30, 1999, respectively, in order to make the financial statements not misleading.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in Silverthorne Production Company's ("Company") Annual Report on Form 10-K/A filed with the Securities and Exchange Commission and the audited financial statements of Inter-American Telecommunications Holding Corporation (ITHC) and Cognigen Corporation (Cognigen) for the year ended June 30, 1999 included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 8, 2000.


Note 3 - Basis of Presentation

These unaudited consolidated financial statements include the accounts of Inter-American Telecommunications Corporation, ITHC, Cognigen and the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

                         SILVERTHORNE PRODUCTION COMPANY

              Notes to Unaudited Consolidated Financial Statements

Note 4 - Long-Term Debt

Long-term debt consists of the following:
                                                     June 30,         March 31,
                                                       1999             2000
                                                   -----------        ---------
8% unsecured promissory notes payable,
 principal and interest due upon maturity
 in July 2000.                                     $ 1,300,000        $ 510,000

8% unsecured promissory note payable,
 principal and interest due upon maturity
 in November 2000.                                         -            180,000
                                                   -----------        ---------
                                                     1,300,000          690,000
  Less current portion of long-term debt              (700,000)        (510,000)
                                                   -----------        ---------

                                                     $ 600,000        $ 180,000
                                                   ===========        =========


Note 5 - Business Acquisitions

On July 1, 1999, ITHC entered into an agreement with Cognigen to purchase all of Cognigen's net assets. The purchase price included 5,500 shares of ITHC common stock ($.01 par value), a $300,000 note payable due October 1, 1999 and a four year employment contract for the founder of Cognigen with an annual base salary of $175,000. The transaction was accounted for as a purchase. ITHC acquired net assets of $86,230 and recorded goodwill of $213,770. The goodwill will be amortized over a life of 20 years.

On August 20, 1999, the Company completed the acquisition of all of the net assets of ITHC in exchange for up to 49,041,397 shares of the Company's common stock. For financial statement purposes, this business combination was accounted for as an additional capitalization of ITHC (a reverse acquisition in which ITHC was the accounting acquirer). ITHC is considered the surviving entity and the historical financial statements prior to the acquisition are those of ITHC. The Company's net book value prior to the transaction was $0. The issuance of the stock must be completed in two closings due to the limited amount of authorized stock available for issuance under the Company's articles of incorporation. The first closing resulted in the issuance of 11,742,953 shares while the remaining 37,298,444 shares will be issued after a shareholder vote to increase the authorized number of shares or after a reverse stock split is effected. The Company issued 5,000,000 shares of the Company's common stock as finders' fees in connection with the transaction to unrelated individuals.

Additionally on August 20, 1999, ITHC purchased 12,602,431 shares of the Company's common stock for a price of $190,000 from certain existing shareholders of the Company. This was recorded as a charge to equity in the amount of $190,000.

The Company is the legal survivor and plans to change its name to Cognigen Networks, Inc.

                         SILVERTHORNE PRODUCTION COMPANY

              Notes to Unaudited Consolidated Financial Statements

Note 6 - Stockholders' Equity

During the six months ended December 31, 1999, the Company received subscriptions for 12,489,102 shares of the Company's common stock at prices of $0.38 per share (11,562,302 shares) and $1.60 per share (926,800 shares) from various persons. These shares were issued by March 31, 2000. The Company agreed to pay a fee of 12% of the total proceeds received from the sale of the common stock to a distributor and issue warrants to purchase up to a maximum of 1,500,000 shares of the Company's common stock to various persons in connection with the sales. These warrants were valued at $347,400 based on a value of $.23 per warrant. This fee was accounted for as a cost of the reverse acquisition. The Company paid a total of $727,474 related to the total fee due and other expenses associated with the offering.

In August 1999, the Company issued 31,600,000 options entitling the holders to purchase the Company's common stock at $0.46 per share. The options vest immediately and expire five years from the date issued. The options cannot be exercised until the Company amends it articles of incorporation or effects a reverse split of its common stock so that it has sufficient shares available for issuance upon the exercise of these options. 25,200,000 of these options were issued to non employees while the remaining options were issued to employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options issued to employees and directors. $5,836,724 of compensation expense was recorded in connection with the options granted to non employees based on a value of $.23 per option.


Note 7 - Related Party Activities

During the nine months ended March 31, 2000, the Company advanced $570,000 to a company it had entered into a letter-of-intent to acquire. The Company completed the acquisition in April of 2000 by issuing 2,041,445 shares of its common stock for all of the stock of the company acquired.


Note 8 - Non-Cash Investing and Financing Activities

During the nine months ended March 31, 2000:

The Company acquired net assets of 86,230 and recorded goodwill on the amount of $213,770 by issuing a note for $300,000 in connection with a business acquisition (Note 5).

During the nine months ended March 31, 1999:

The Company issued notes of $1,300,000 in exchange for customer lists of 1,300,000.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward-Looking Statements

Certain of the information discussed in this quarterly report, and in particular in this section entitled "Management's Discussion and Analysis or Plan of Operation," contains forward-looking statements that involve risks and uncertainties that might adversely affect the operating results of Silverthorne Production Company ("Company") in the future in a material way. Such risks and uncertainties include, without limitation, rate changes, fee policy or application changes and competition. Many of these risks are beyond the control of the Company. The Company is not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended, when making forward-looking statements.

Overview

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

The Company intends to seek an increase in their authorized number of shares or the authorization for a 1-2, 1-3 or 1-4 reverse stock split as the Board deems appropriate. The Company intends to take these actions at its next annual shareholder meeting anticipated to be held in June 2000.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

ITHC was a developmental stage company since its inception on July 24, 1998 through June 30, 1999. During this stage, ITHC generated no revenues and incurred only minimal operational costs. ITHC focused its efforts on the pursuit of the acquisition of business opportunities. On July 1, 1999, ITHC completed the acquisition of all the net assets of Cognigen in a transaction accounted for as a purchase. Additionally, in a transaction accounted for as a reverse acquisition, ITHC acquired control of the Company, a non-operating public shell corporation. Therefore, the results of operations for the three and nine months ended March 31, 2000 are comprised entirely of the operations generated from the net assets purchased from Cognigen on July 1, 1999. As no operations existed for ITHC for the three and nine month periods ended March 31, 1999, no meaningful comparisons can be made.

For purposes of this Management's Discussion and Analysis or Plan of Operation, the Company believes that the unaudited results of operations for Cognigen for the three and nine months ended March 31, 1999 shown below provide a more meaningful basis for analysis. Therefore, all comparisons and analysis included in this Management's Discussion and Analysis or Plan of Operation are based upon these unaudited results of operations for Cognigen for the three and nine months ended March 31, 1999.

                         SILVERTHORNE PRODUCTION COMPANY

                         Unaudited Results of Operations



                                             Unaudited Results of             Unaudited Results of
                                                Operations for                      Operations
                                                  The Company                      for Cognigen
                                         ----------------------------      ----------------------------
                                         Three Months    Nine Months       Three Months     Nine Months
                                            Ended           Ended             Ended           Ended
                                          March 31,        March 31,        March 31,        March 31,
                                             2000            2000             1999              1999
                                         -----------      -----------      -----------      -----------
Revenue
   Prepaid cards and pins ..........     $    82,632      $   846,427      $   226,616      $   657,003
   Marketing commissions ...........         707,193        1,642,400          277,596          434,707
   Other ...........................         129,504          131,874             --               --
   Allowances ......................         (10,731)         (28,512)            --               --
                                         -----------      -----------      -----------      -----------
     Total revenue .................         908,598        2,592,189          504,212        1,091,710

Operating expenses

   Prepaid cards and pins ..........         170,798          710,389          193,883          450,007
   Marketing commissions ...........         457,062        1,198,675          205,334          321,367
   Sales, general and administrative         826,184        7,726,564          138,234          359,023
                                         -----------      -----------      -----------      -----------
     Total operating expenses ......       1,454,044        9,635,628          537,451        1,130,397
                                         -----------      -----------      -----------      -----------

 Loss from operations ..............        (545,446)      (7,043,439)         (33,239)         (38,687)

Other income (expense)
   Other income ....................          42,452           59,179             --               --
   Interest expense ................         (39,517)        (107,767)            --               --
                                         -----------      -----------      -----------      -----------

Net income (loss) ..................     $  (542,511)     $(7,092,027)     $   (33,239)     $   (38,687)
                                         ===========      ===========      ===========      ===========

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 2000.

Total revenue for the three months ended March 31, 2000 was $908,598 compared to $504,212 for the three months ended March 31, 1999. Total revenue for the 2000 period consisted of $82,632 related to prepaid cards and pins and $707,193 related to commissions. Total revenue for the comparable period in 1999 consisted of $226,616 related to prepaid cards and pins and $277,596 related to commissions. The $143,984, or 63%, decrease in prepaid cards and pins is due to reduced tariff calls as a result of competition. The $429,597, or 155%, increase in commissions is due to an increase in agents of 20% or 236 new agents.

Operating costs related to prepaid cards and pins for the three months ended March 31, 2000 decreased $23,085, or 12%, to $170,798 from $193,883 during the three months ended March 31, 1999. Operating costs related to commissions for the three months ended March 31, 2000 increased $251,728, or 123%, to $457,062 from $205,334 during the three months ended March 31, 1999. The cost increases are directly related to the increases in sales revenue

General and administrative operating expenses increased $687,950, or 498%, to $826,184 during the three months ended March 31, 2000 from $138,234 during the three months ended March 31, 1999. This increase is due to increased salaries of $164,706 or 182% as a result of more headcount, increased legal and professional expenses of $101,031 or 131% due to acquisitions and increased commissions paid of $51,200 or 13%.

The Company incurred a loss from operations of $545,446 for the three months ended March 31, 2000 compared to $33,239 for the three months ended March 31, 1999. The decrease in operating loss during the current period is directly related to the increase in general and administrative expenses discussed above.

Net interest income for the three months ended March 31, 2000 of $2,935 compares to net interest income during the same three months ended March 31, 1999 of $0. The reason for this increase is due to larger cash balances earning interest from an increase in deposits. After interest income, the net loss for the three months ended March 31, 2000 was $542,511, or $.01 loss per share, compared to net income of $33,239 for the three months ended March 31, 1999.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Total revenue for the nine months ended March 31, 2000 was $2,592,189 compared to $1,091,710 for the nine months ended March 31, 1999. Total revenue in 2000 consisted of $846,427 related to prepaid cards and pins and $1,642,400 related to commissions. Total revenue for the comparable period in 1999 consisted of $657,003 related to prepaid cards and pins and $434,707 related to commissions. The $189,424, or 29%, increase in prepaid cards and pins is due to an increase in sales agents of approximately 800 agents. The $1,207,693, or 278%, increase in commissions is also directly related to the increase in agents.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Operating costs related to prepaid cards and pins for the nine months ended March 31, 2000 increased $260,382, or 58%, to $710,389 from $450,007 during the nine months ended March 31, 1999. Operating costs related to commissions for the nine months ended March 31, 2000 increased $877,308, or 273%, to $1,198,675 from $321,367 during the nine months ended March 31, 1999. The cost increases are directly related to the increases in revenues.

General and administrative operating expenses increased $7,367,541, or 1,952%, to $7,726,564 during the nine months ended March 31, 2000 from $359,023 during the nine months ended March 31, 1999. This increase is due to a non-cash charge for options granted to non-employees of $5,836,724 in addition to increased salaries resulting from significant Company growth and increased legal and professional costs from business acquisitions and related public filings.

The Company incurred a loss from operations of $7,043,439 for the nine months ended March 31, 2000 compared with an operating loss of $38,687 for the nine months ended March 31, 1999. The increase in operating loss during the period is also related to the increase in general and administrative costs discussed above.

Net interest expense for the nine months ended March 31, 2000 of $48,588 compares to net interest expense during the nine months ended March 31, 1999 of $0. The reason for this increase is due to an increase in outstanding debt. After interest expense, the net loss for the nine months ended March 31, 2000 was $7,092,027, or $0.09 loss per share, compared to net loss of $38,687 for the nine months ended March 31, 1999.

Liquidity and Capital Resources:

The Company has funded its operations to date primarily from shareholder advances and stock subscriptions received. At March 31, 2000, the Company had cash and cash equivalents of $1,983,745 and working capital of $2,034,350.

Cash used by the Company for operating activities during the nine months ended March 31, 2000 was $1,294,356. A primary component of the use of cash during the nine months was the Company's net loss of $7,092,027 adjusted for non-cash adjustments for depreciation and amortization of $20,962 and stock option expense of $5,836,724. Additional uses of operating cash for the nine months included increases in the Company's accounts receivable of $300,826, inventory of $41,732 and other current assets of $107,946. The uses in operating cash were partially offset by cash provided of $97,750 from interest payable, $93,669 of accounts payable, deferred revenue of $77,499 and commissions payable of $105,423. Sources of cash from investing activities include $21,248 from the acquisition of Cognigen. Additional sources and uses of cash during the nine months ended March 31, 2000 also include net proceeds from the receipt of stock subscriptions of $5,140,087, capital expenditures of $187,628, payments on notes payable of $910,000 and a distribution in connection with the reverse acquisition.

                         SILVERTHORNE PRODUCTION COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Company currently has three notes with total outstanding blanaces of $690,000. Two of these notes are due in July 2000 while the remaining note is due November 2000.

The Company believes its current liquidity requirement primarily will be to meet working capital requirements. The Company has no planned significant capital expenditures in the foreseeable future. Cash generated from operations was not sufficient to meet working capital requirements for the nine months ended March 31, 2000, and may not be sufficient to meet working capital requirements for the foreseeable future. Therefore, additional debt or equity financing may be required for the Company to satisfy its short term capital needs. There can be no assurances that the Company will be able to generate additional debt or equity financing if needed.

The Company advanced $570,000 to Aquila International Telecommunications, Inc. (Aquila) in connection with a carrier service agreement. This agreement was for performing services for migrating customers from the Company's customer lists to active status, switching services and full customer maintenance. The Company acquired all of the outstanding common stock of Aquila in April 2000 by issuing 2,041,445 shares of its common stock. The required financial statements and pro forma information will be included in the Company's Current Report on Form 8-K/A anticipated to be filed with the Securities and Exchange Commission within the required timeline.

                         SILVERTHORNE PRODUCTION COMPANY

                         Commission File Number: 0-11730
                          Quarter Ended March 31, 2000

                                   Form 10-QSB

                           PART II - OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K

a)       Exhibits

         27       Financial Data Schedule

b)       Reports on Form 8-K

        On March 21, 2000, a Current Report on Form 8-K was filed that reported a change in Silverthrone's independent accountants under Item 4 and that included a letter from Silverthorne's previous accountants as an exhibit under
Item 7(c).

        On March 8, 2000, a Current Report on Form 8-K was filed that included the financial statements of Inter-American Telecommunications Holding Corporation and Cognigen Corporation under Item 7(a) and pro forma financial information under Item 7(b) and the Stock Purchase and Asset Acquisition Agreement by and among Inter-American Telecommunications Holding Corporation, Silverthorne Production Company, et al. was filed as an exhibit under Item 7(c).

        On February 14, 2000, a Current Report on Form 8-K was filed that included a press release that was filed as an exhibit under Item 7(c).

        On January 18, 2000, a Current Report on Form 8-K was filed that reported a change in the number of shares owned by Inter-American Telecommunications Holding Corporation after the closing of the transaction between Silverthorne and Inter-American Telecommunications Holding Corporation under Item 2 and that included the Amendment dated December 27, 1999, to Stock Purchase and Asset Acquisition Agreement by and among Silverthorne Production Company, Inter-American Telecommunications Holding Corporation, et al. as an exhibit under Item 7(c).

        On January 3, 2000, a Current Report on Form 8-K was filed that reported a change in the transaction between Silverthorne and Inter-American Telecommunications Holding Corporation under Item 2 and that included the Amendment dated December 27, 1999, to Stock Purchase and Asset Acquisition Agreement by and among Silverthorne Production Company, Inter-American Telecommunications Holding Corporation, et al. as an exhibit under Item 7(c).

                         SILVERTHORNE PRODUCTION COMPANY

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERTHORNE PRODUCTION COMPANY



By:   /s/ Jimmy L. Boswell
      ------------------------------
      Jimmy L. Boswell
      President and Chief Operating
      Officer

By:   /s/ David G. Lucas
      ------------------------------
      David G. Lucas
      Chief Financial Officer


Denver, Colorado
May 23, 2000