Form 10-K
period 2000-06-30
COGNIGEN NETWORKS INC
filed 2000-10-13
CIK 726293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _____________ to _____________

                         Commission file number 0-11730

                             COGNIGEN NETWORKS, INC.
                 (Name of small business issuer in its charter)

          COLORADO                                        84-0189377
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

7001 Seaview Avenue, N.W., Suite 210, Seattle, Washington           98117
---------------------------------------------------------         ----------
     (Address of principal executive offices)                     (Zip Code)

                                 (206) 297-6151
                          ---------------------------
                          (Issuer's telephone number)


         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:
                                  common stock
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __|X|__ No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

         State issuer's revenue for its most recent fiscal year:  $3,799,713

         The aggregate market value of the voting and non-voting common equity held by non-affiliates at October 11, 2000, computed by reference to the closing price on the OTC Bulletin Board was $15,963,408.

         The number of shares outstanding of each of the issuer's classes of common equity on October 11, 2000, was 47,182,547.

         Transitional Small Business Disclosure Format   Yes ____   No __|X|__

================================================================================

TABLE OF CONTENTS

PART I.

Item 1.  Description of Business.

Item 2.  Description of Property.

Item 3.  Legal Proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.


PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Item 6.  Management's Discussion and Analysis of Financial
         Condition or Plan of Operation.

Item 7. Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits and Reports on Form 8-K.

PART I

Forward Looking Statements.

         The discussion in this report contains forward looking statements, including, without limitation, statements relating to Cognigen Networks, Inc. and its wholly-owned subsidiary, Cognigen Switching Technologies, Inc. ("CST"). Although we believe that the expectations reflected in the forward looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The forward looking statements involve risks and uncertainties that affect our business, financial condition and results of operations, including without limitation, our possible inability to obtain additional financing, lack of agent growth, the possible loss of key personnel, rate changes, fee policy or application changes, technological changes and increased competition. Many of these risks are beyond our control. We are not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended, when making forward-looking statements.

Item 1.  Description of Business.

BUSINESS

         We were incorporated in May 1983 in Colorado to engage in the cellular radio and broadcasting business. In June 1988, we changed our name to Silverthorne Production Company and commenced operations in the oil and gas industry. These operations were discontinued in 1989. From 1989 to 1999, we attempted to locate acquisition prospects and negotiate an acquisition. Our pursuit of an acquisition did not materialize until August 1999 when we acquired the assets of Inter-American Telecommunications Holding Corporation ("ITHC"). The acquisition was accounted for as a reverse acquisition.

         We currently operate in two distinct channels of direct and indirect sales of telecommunications and personal technology services. The first is a multi-faceted network marketing organization which utilizes the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology based products and services. Through a network of approximately 65,000 independent representatives, we sell direct or facilitate the sale of third party products and services to more than 275,000 customers and subscribers worldwide. Products such as discount domestic and international long distance services, prepaid calling cards and paging, wireless communications, computers and Internet-based telecommunications products make up a major portion of our product suite. We have contractual agreements with a wide variety of product and service vendors that provide us with a commission percentage of any sale made through one of our supported web sites. Our web-based marketing division sells the products and services of industry leaders such as AT&T, WorldCom, Sprint, Verizon and Qwest. We provide these services through our Internet marketing division, which represents a majority of our distribution power. The second is a recently acquired, facilities based, national and international telecommunications services provider, CST, which provides this same customer base and other direct clients with a wide variety of discount international, phone card and private switching telephonic services.

         In the mid 1990's we recognized the marketing potential of the Internet and formed what we believe is one of the first companies to create a marketing operation based exclusively on the Internet. The initial concept, which remains the foundation of our growth, was to expand marketing potential by increasing the number of independent representatives working within our corporate network while at the same time continuing to increase the number of products and services that these representatives could provide to our worldwide customer base. To facilitate the manageable growth of this network and to be able to provide the representatives with the support and marketing edge necessary for success, we developed and deployed the "self replicating" web page. This proprietary technology automatically created a high content, personalized set of e-commerce web pages for each new representative, at the time the representative becomes a member of our network. Additionally, a 7 x 24 Internet accessible "private site" is instantly created for the new representative. Each representative can view the representative's records, activity and account status on which the representative is working. The private site also contains customer detail status, recommended training sources, frequently asked questions ("FAQs") and representative benefits. We also adopted a strategy of enabling each representative to sell telecommunications services and to recruit new representatives. The original representative receives a sales commission override on sales generated by the representatives thus recruited. Our commission structure and plan enables our representatives to earn money without the necessity of developing a subordinate representative base. Lately, we have been adding 3,000 to 4,000 representatives each month. Over the past 18 months, we have observed a positive contribution correlation between the number of our representatives and our revenue.

         In addition to the Internet-based representative network and CST's direct sales efforts, we are engaged in an effort to develop and support a variety of affiliate program offerings. In these programs, large affiliate organizations such as industry service providers and a variety of membership or club related businesses can be utilized for commission sharing. We currently have contracts for these programs that represent affiliate/affinity populations in excess of 600,000 potential buyers. As in any program of this nature, actual participation and buying rates will be a small subset of the target audience, but higher than non-affiliated web surfers.

         CST is licensed by the Federal Communications Commission ("FCC") as a global facilities-based/global resale services national and international carrier. CST provides our customer base and other direct clients with a wide variety of discount international, phone card and private switching telephonic services. CST, through its multi-mode enhanced services platform, provides its customers with discounted domestic and international long distance voice and fax service, international direct dialing, domestic and international prepaid calling cards and international toll-free access. CST markets these services to small and medium sized businesses and residential customers throughout the world. CST has three fully programmable Cisco-VLO4K multi-protocol circuit switches, with a combined capability of more than 60 million minutes of traffic per month, at its headquarters in San Luis Obispo, California. With additional modest enhancement and CST's incumbent technology, we are well positioned to deliver the next generation of enhanced packet telephony services to both individual subscribers and enterprise clients. Targeted functionalities would include services such as: VOIP, unified messaging, voice and data conferencing and integrated wireless applications.

Competition

         We compete with all of the companies for whom we sell products as an agent, a number of companies that are network marketed telecommunication companies, switching companies and with all providers who retail telecommunications and personal communications products over the Internet. Many of our competitors are larger and have greater capital resources than do we.

Regulation

         We are not currently subject to any governmental regulations as an Internet marketer of telecommunications and technology based products and services. CST is regulated by the FCC as a Section 214 domestic and international facilities based carrier.

Employees

         As of October 11, 2000, we had 18 full time employees and fourteen part-time employees. In addition, as of October 11, 2000, we had three consultants.

Item 2.  Description of Property.

         We currently lease approximately 3,457 square feet of office space at 7001 Seaview Avenue, N.W., Suite 210, Seattle, Washington 98117, pursuant to a lease that will terminate in December 2001 and that currently requires monthly rental payments of approximately $3,025. We also currently lease approximately 1,007 square feet of office space at 6751 Academy Road, NE, Suite B, Albuquerque, New Mexico 87109, pursuant to a lease that will terminate in March 2003 and that currently requires monthly rental payments of $1,390.49. CST leases approximately 1,760 square feet of office space at 3220 South Higuera Street, Suite 304, San Luis Obispo, California 93401, pursuant to a lease that will terminate in April 2002 and that currently requires monthly rental payments of $2,832.20.

Item 3.  Legal Proceedings.

         There are no material claims or lawsuits currently pending in which we are, or CST is, a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our securityholders during our fourth fiscal quarter ended June 30, 2000.

                                    PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

         Our common stock is quoted on the NASD OTC Bulletin Board under the ticker symbol "CGNT." The following table sets forth, for the periods indicated, the high and low closing bid price quotations for the common stock as reported by the National Quotation Bureau, LLC. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                           High Closing Bid   Low Closing Bid
                                           ----------------   ---------------

  Quarter ended June 30, 2000              $ 1.28125          $ 0.75
  Quarter ended March 31, 2000               2.625              1.25
  Quarter ended December 31, 1999            3.625              0.8125
  Quarter ended September 30, 1999:          1.00               0.1875

  Quarter ended June 30, 1999:             $ 0.30             $ 0.125
  Quarter ended March 31, 1999:              0.2815             0.03125
  Quarter ended December 31, 1998:           0.10               0.08
  Quarter ended September 30, 1998:          0.125              0.0625

         As a result of our common stock not being quoted on Nasdaq or listed on the exchange, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission. The rule provides that various sales practice requirements are imposed on broker/dealers who sell our common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell our common stock, which may affect the ability of purchasers to sell our common stock in the open market.

         As of October 11, 2000, there were approximately 1,339 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

         We have never paid and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations and in the expansion of our business.

         No securities were sold by us during our fiscal year ended June 30, 2000, that were not registered under the Securities Act of 1933 and that were not previously reported in our Quarterly Reports on Form 10-QSB.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

     Priorto July 1, 1999 we were a publicly held shell that had no operations. On August 20, 1999 we acquired all of the net assets of ITHC in exchange for up to 49,041,397 shares of our common stock. These assets primarily consisted of the operating assets of Cognigen Corporation that had previously been acquired on July 1, 1999 by ITHC. On April 14, 2000 we acquired all of the stock of CST in exchange for 2,041,445 shares of our common stock. These acquisitions transformed us into a thriving telecommunications company with specialties in the sale through the internet of calling cards, various local and long distance services and discount circuit switched telecommunications services. We also provide innovative custom designed service plans.

         ITHC was incorporated on July 24, 1998 in Delaware. Since its inception, ITHC had directed its efforts toward the acquisition of assets that would allow it to be engaged in direct and multilevel agency marketing and sale of long distance service and products as well as the switching and transport of voice, fax and data telephone and internet traffic and related services. On July 1, 1999, ITHC acquired the net assets of Cognigen Corporation in exchange for 5,500 shares of ITHC's common stock and a note payable of $300,000. Cognigen Corporation was actively marketing long distance telephone services over the Internet.

         On July 11, 2000 we amended our Articles of Incorporation to change our name from Silverthorne Production Company to Cognigen Networks, Inc.

Results of Operations

     ITHC was a developmental stage company from its inception on July 24, 1998 through June 30, 1999. During this stage, ITHC generated no revenues and incurred only minimal operational costs. ITHC focused its efforts on the pursuit of the acquisition of business opportunities. On July 1, 1999, ITHC completed the acquisition of all the net assets of Cognigen Corporation in a transaction accounted for as a purchase. Additionally, in a transaction accounted for as a reverse acquisition, ITHC acquired control of us. We were a non-operating public shell corporation. As no operations existed for ITHC for the year ended June 30, 1999, no meaningful comparisons can be made.

     For purposes of this Management's Discussion and Analysis or plan of operations, we believe that a discussion regarding the major components of our results of operations for the year ended June 30, 2000 will provide a more meaningful basis for analysis.

                         Fiscal Year Ended June 30, 2000

Total revenue for the year ended June 30, 2000 was $3,779,713, which consisted of $1,138,165 of prepaid calling card revenue, and marketing commissions of $2,598,008 related to commissions received for sales of telecommunication products through links provided from our web site. These revenue streams were acquired in connection with the Cognigen Corporation acquisition. We also generated other revenue of $63,540, which relates primarily to long distance telecommunication revenue generated through callback services for two and a half months from our acquisition of CST.

         Our operating costs consist of prepaid cards and pins of $950,727 related to the cost of service provided by third party carriers. Marketing commissions of $1,657,195 are commissions paid to agents associated with the telecommunications product sales commissions received by us through our web site links.

         Selling, general and administrative (SG&A) expenses were $8,734,444 for the year ended June 30, 2000. Non-cash stock based compensation of charges of $6,052,004 are included in SG&A expenses and are related to stock issued to employees for services valued at $30,000 and stock options issued to non-employees for services valued at $6,022,004 using the Black-Scholes option pricing model. The remainder of SG&A expenses includes salaries, consulting and other professional fees, travel and related costs, and rents for our three offices. Our management believes that our current infrastructure can support increases in capacity of two to three times current sales levels without having to add significant additional costs. There can be no assurances that we will not incur significant additional SG&A costs as a result of future growth.

         Depreciation and amortization was $ 261,510 for the year ended June 30, 2000 and consists of depreciation on furniture and telecommunications equipment and amortization of goodwill. These costs are a direct result of our business acquisitions during the year.

         Interest expense was $144,492 for the year ended June 30, 2000 resulting in an increase from June 30, 1999 of $76,678, which is a direct result of additional debt assumed in our business acquisitions during the year.

                         Fiscal Year Ended June 30, 1999

         During the fiscal year ended June 30, 1999, we engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenue was received by us during the fiscal year. We realized a net loss of $51,283 during the fiscal year ended June 30, 1999.

Liquidity and Capital Resources

     We have funded our operations to date from the sale of common stock . At June 30, 2000 we had cash and cash equivalents of $717,344 and working capital of $734,152.

     Cash used by us for operating activities during the year ended June 30, 2000 was $2,167,135. Additional sources and uses of cash during the year ended June 30, 2000 include net proceeds of $5,140,087 from stock issuances, debt and capital lease payments of $1,090,914,capital expenditures of $400,594 and acquisition costs of $745,100 related to businesses acquired during the year.

     We currently have three notes payable and various capital leases with total outstanding balances of $943,703 at June 30, 2000. Two of the notes are due July 1, 2001 and one is due February 12, 2001. We have maturities of capital leases and notes payable of $421,551 required during the next twelve months

     Cash generated from operations was not sufficient to meet our working capital requirements for the year ended June 30, 2000,and may not be sufficient to meet our working capital requirements for the foreseeable future. As a result, we are exploring various bridge financing and/or additional equity financing to meet current operating requirements until operations can generate sufficient cash to become self sustaining. There can be no assurances that we will be able to secure additional debt or equity financing or that operations will produce adequate cash flows to allow us to meet all of our future obligations.

     We have no significant planned capital expenditures covering the next twelve months.

     We maintain two customer databases containing archived names with historical records of long distance telecommunication service users, to which we intend to devote substantial efforts during the next twelve months to transform these names into active CST customer accounts. We have been in negotiations with a telemarketing firm to assist in the transformation of these names into active accounts. We anticipate an initial cost of approximately $93,000 for these telemarketing services and have received a verbal commitment from a third party to assist in funding these telemarketing costs, as necessary.

     We have also entered into an option agreement with a joint venture consisting of the sellers of the customer databases, which provides that if certain targeted levels of active customers cannot be transformed from the databases, our original investment in these databases will be refunded through the forgiveness of the remaining debt outstanding and the return of our shares to us. We believe this agreement is a major step in protecting the recoverability of the our original investment in these databases.

Item 7. Financial Statements.

         Reference is made to the financial statements, the reports thereon and the notes thereto included as a part of this Annual Report on Form 10-KSB, which financial statements, reports and notes are incorporated herein by reference.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On March 17, 2000, we engaged Ehrhardt Keefe Steiner & Hottman, P.C., as our principal independent accountants in place of Daniel Jankowski. On March 17, 2000, we dismissed Daniel Jankowski. The reports of Daniel Jankowski on our financial statements for the two fiscal years ended June 30, 1999, contain no adverse opinion or disclaimer of opinion, nor were such reports modified as to uncertainty, audit scope or accounting principles. There were no disagreements during our two fiscal years ended June 30, 1999, or any interim period subsequent thereto between us and Daniel Jankowski on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Daniel Jankowski, would have caused Daniel Jankowski to make reference in its reports to the subject matter of such disagreements. The decision to change accountants was approved by our Board of Directors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        Directors
        ---------

     The name, position with us, age of each of our directors and the period during which each of our directors has served as one of our directors are as follows:

Name and Position                              Age              Director Since
-----------------                              ---              --------------
Jimmy L. Boswell                               58               September 2000
Executive Vice President and Director

Troy D. Carl                                   34               September 2000
Vice President of Sales and Marketing
and Director

Darrell H. Hughes                              55               January 2000
Chairman of the Board, President
and Director

Name and Position                              Age              Director Since
-----------------                              ---              --------------
David L. Jackson                               62               1990
Senior Vice President of Corporate
and Public Affairs,
Secretary and Director

David G. Lucas                                 60               September 2000
Treasurer, Chief Financial Officer
and Director


Executive Officers
------------------

     Our executive officers are Jimmy L. Boswell, Troy D. Carl, Darrell H. Hughes, David L. Jackson and David G. Lucas.

     Our executive officers are normally appointed annually at the first meeting of our Board of Directors held after the annual meeting of shareholders. Each executive officer will hold office until his or her successor duly is elected and qualified, until his or her death or resignation or until he or she shall be removed in the manner provided by our bylaws.

     There are no arrangements or understandings between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Background
----------

Name of Director
 or Officer         Principal Occupation for Last Five Years
----------------    ----------------------------------------
Jimmy L. Boswell    Mr. Boswell has been our Executive Vice President since July
                    2000, our Chief Operating  Officer since August 1999, one of our directors  since  September 2000, was our President from
                    August 1999 to June 2000 and was one of our  directors  from
                    August 1999 to January 2000.  From July 1999 to the present,
                    Mr.  Boswell has also been the  President,  Chief  Operating
                    Officer and a director  of ITHC,  the net assets of which we acquired in August  1999.  From January 1998 to the present,
                    Mr.  Boswell has also been the  President,  Chief  Executive
                    Officer and a director of CST, a long distance  national and international  telephone  carrier  that we acquired in April
                    2000.  From November 1993 to September 1997, Mr. Boswell was
                    the  Vice  President  of  Engineering  and  Chief  Technical
                    Officer   of  Gateway   U.S.A.,   Inc.,   an   international
                    telecommunications company. Mr. Boswell graduated with a degree in management from the University of Redlands.

Troy D. Carl        Mr. Carl has been one of our directors  since September 2000 and our Vice  President  of Sales  and  Marketing  since May
                    2000. Mr. Carl was the Vice President of Sales and Marketing of our Cognigen Division from September 1999 to May 2000.
                    From November 1996 to September  1999, Mr. Carl was a Senior
                    Vice President of World Connect Communications, Inc. a network marketing company. Prior thereto Mr. Carl was an Assistant Pastor of Believers Center of Albuquerque. Mr.
                    Carl  graduated with a degree in theology from Word of Faith
                    Bible College.

Darrell H. Hughes   Mr. Hughes has been one of our directors since January 2000, our Chairman of the Board and President since July 2000 and our Chief Executive Officer since October 1999. From October
                    1999 to the  present,  Mr.  Hughes  also has been the  Chief
                    Executive Officer of ITHC, the net assets of which we acquired in August 1999. From April 1997 through October
                    1999, Mr. Hughes was Vice President of Sales and Service with AAA Washington, an automobile association. From October
                    1996 through March 1997, Mr. Hughes was the Vice President of Engineering with ITL, a long distance telecom company.
                    From  June 1996  through  October  1996,  Mr.  Hughes  was a
                    Manager of Program  Development for Siemens  Communications,
                    Inc., a worldwide technology and communications systems provider. From 1995 until 1996, Mr. Hughes was the Director of Sales in the Northwest for Ascom Timeplex, a provider of voice, video and data communications. In September 1993, Mr.
                    Hughes retired as an executive with GTE, a local exchange carrier. Mr. Hughes graduated with a bachelors degree in liberal arts and a masters degree in management from the University of Redlands.

David L. Jackson    Mr.  Jackson has been our Senior Vice President of Corporate and Public Affairs or our Vice President since August 1999 and our Secretary since August 1999 and was our Treasurer from August 1999 to July 2000, our President and Chairman of the Board from 1996 to August 1999, our Vice President from
                    1995 to 1996 and our President and the Chairman of the Board from 1990 to 1992. From August 1999 to the present, Mr.
                    Jackson has also been a director and the Secretary of ITHC, the net assets of which we acquired in August 1999. Mr.
                    Jackson has been a licensed real estate broker in California since 1991. Mr. Jackson graduated with a bachelor of arts degree from Northwest Nazarene University and with a Juris
                    Doctor degree from the University of Denver, College of Law.
                    Mr.  Jackson  was  admitted  to  practice  law in the United
                    States Federal Courts and various state courts. He practiced in Colorado until 1997 when his name was removed as a result of disbarment from the list of attorneys authorized to practice law in the Colorado Courts. Mr. Jackson is an arbitrator in dispute resolution of commercial and labor law. He has been on the roster of arbitrators of the Federal
                    Mediation  and  Conciliation  Service of the  United  States
                    Government since March 1994.

David G. Lucas      Mr.  Lucas  has been one of our  directors  since  September
                    2000, our Treasurer  since July 2000 and our Chief Financial
                    Officer since December 1999.  From July 1999 to the present,
                    Mr.  Lucas also has been the Chief  Financial  Officer and a director  of ITHC,  the net assets of which we  acquired  in
                    August 1999.  From April 1998 to the present,  Mr. Lucas has been the Vice  President of Finance of CST, a long  distance
                    national  and   international   telephone  carrier  that  we
                    acquired in April 2000.  From July 1997 through  March 1998,
                    Mr. Lucas was the Controller for U.S. Filter Corp., a water treatment company. From 1994 to July 1997, Mr. Lucas was the
                    Controller for Gateway U.S.A., a long distance national and international telephone carrier. Mr. Lucas graduated with a bachelor of science degree in business administration from Wayne State University and is a certified public accountant.

Directorships
-------------

         None of our directors is a director of any other entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or that is subject to the requirements of Section 15(d) of the 1934 Act.

Consultant
----------

     Kevin E. Anderson is not one of our executive officers but makes and is expected to make a significant contribution to our business. Mr. Anderson, who is 49, has been a consultant to us and our Board of Directors since August 1999 and the founder and President of Cognigen Corporation since 1999. Mr. Anderson may be deemed to control us. Mr. Anderson graduated from the University of California at Los Angeles.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of our outstanding common stock to file reports of beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of the reports.

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our fiscal year ended June 30, 2000, the persons who were either one of our directors or officers who beneficially owned more than 10% of our common stock who failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934 were: Jimmy L. Boswell who failed to timely file a Form 3 and failed to timely file three Forms 4, in each of which Form 4 one transaction was reported; Darrell H. Hughes who failed to timely file two Forms 4, in each of which one transaction was reported; ITHC which failed to timely file a Form 3 and two Forms 4, in each of which Form 4 one transaction was reported; David L. Jackson who failed to timely file one Form 4 in which three transactions were reported and two Forms 4 in each of which one transaction was reported; and David G. Lucas who failed to timely file one Form 4 in which one transaction was reported. We are also aware that CTC, Kevin E. Anderson, the Anderson Family Trust #1 and Peter Tilyou may have been delinquent in filing a Form 3 and one or more Forms 4 during our fiscal year ended June 30, 2000.

Item 10.  Executive Compensation.

     The following table provides certain information pertaining to the compensation we and our subsidiary paid during our last three fiscal years for services rendered by David L. Jackson, Jimmy L. Boswell and Darrell H. Hughes, all of whom were our chief executive officers for certain periods during our fiscal year ended June 30, 2000.

                              Annual Compensation
                              -------------------

                                                                                          Long Term
                                                                                          Compensation
                                                                                          Awards
                                                                                          ------------
                              Fiscal                                      Other
                              Year                                        Annual          Securities
Name and                      Ended                                       Compen-         Underlying           All Other
Principal Position            June 30        Salary($)     Bonus($)       sation($)       Options(#)         Compensation($)
-----------------------       -------        ---------     --------       ---------       ----------         ---------------

David L. Jackson              2000           $ 29,000      --  --          --  --         1,600,000(a)       $24,000(b)
President and Treasurer       1999           --  --        --  --          --  --         --  --             --  --
until August 20, 1999         1998           --  --        --  --          --  --         --  --             --  --
and Vice President and
Secretary thereafter

Jimmy L. Boswell              2000           $103,333      --  --          --  --        1,600,000(a)        --  --
President and Chief           1999           --  --        --  --          --  --        --  --              --  --
Operating Officer from        1998           --  --        --  --          --  --        --  --              --  --
August 20, 1999, through
June 30, 2000

Darrell H. Hughes             2000           $ 88,542      --  --          --  --         1,600,000(a)       --  --
President since July          1999           --  --        --  --          --  --         --  --             --  --
2000 and Chief Executive      1998           --  --        --  --          --  --         --  --             --  --
Officer since October
13, 1999

     (a) On August 25, 2000, Messrs. Jackson, Boswell and Hughes were each granted a five-year option to purchase 1,600,000 shares of our common stock at an exercise price of $0.46. Each option is currently exercisable. However, we do not have a sufficient number of shares of our common stock authorized for such persons to be able to exercise their options. We plan to hold a shareholders meeting in the next few months to propose the adoption of an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

     (b) The $24,000 was paid as consulting fees prior to the time Mr. Jackson became one of our employees.

Option Grants To Executive Officers

         The following table sets forth the individual grants of stock options made by us during our last fiscal year ended June 30, 2000, to Messrs. Jackson, Boswell and Hughes:


                             Number of
                             Securities           Percent of Total
                             Underlying           Options Granted
                             Options              to Employees in
Name                         Granted              Fiscal Year            Exercise Price         Expiration Date
----                         ----------           ----------------       --------------         ---------------

David L. Jackson             1,600,000                  25%                  $0.46                 8/25/2004

Jimmy L. Boswell             1,600,000                  25%                  $0.46                 8/25/2004

Darrell H. Hughes            1,600,000                  25%                  $0.46                 8/25/2004

         The  following   table  provides   information   with  respect  to  the
unexercised options to purchase our common stock held by Messrs. Jackson, Boswell and Hughes as of June 30, 2000, the end of our last fiscal year:


                         Number of Securities
                         Underlying Unexercised            Value of Unexercised In-the-Money
                         Options at Fiscal Year End        Options at Fiscal Year End
Name                     Exercisable/Unexercisable         Exercisable/Unexercisable(1)
----                     --------------------------        ---------------------------------

David L. Jackson               1,600,000 / 0                        $864,000 / $0

Jimmy L. Boswell               1,600,000 / 0                        $864,000 / $0

Darrell H. Hughes              1,600,000 / 0                        $864,000 / $0


     (1) Calculated by multiplying the difference between the exercise price and the closing bid price of $1.00 per share on June 30, 2000 by the applicable number shares. Does not give consideration to commissions or other expenses of sale.

     Messrs. Jackson, Boswell and Hughes did not exercise any options to purchase shares of our common stock during the fiscal year ended June 30, 2000.

Stock Option Plan
-----------------

     We plan to adopt an incentive and non-statutory option plan. The plan will authorize the granting of options to our officers, directors, employees and consultants to purchase shares of our common stock.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of October 11, 2000, the number of shares of our outstanding common stock beneficially owned by each of our current directors, sets forth the number of shares of our outstanding common stock beneficially owned by all of our current executive officers and directors as a group, and sets forth the number of shares of our outstanding common stock owned by each person who owned of record, or was known to own beneficially, more than five percent of the outstanding shares of our common stock:

                                   Amount and Nature of
Name and Address                   Beneficial Ownership(1)      Percent of Class
----------------                   -----------------------      ----------------
Jimmy L. Boswell                   2,618,468(2)                       5.4%
Suite 304
3220 South Higuera Street
San Luis Obispo, CA 93401

Troy D. Carl                            60,000                        0.1%
6751-B Academy Road, N.E.
Albuquerque, New Mexico 87109

Darrell H. Hughes                   4,148,883(3)                      8.5%
Suite 210
7001 Seaview Avenue N.W.
Seattle, WA 98117

David L. Jackson                   2,466,471(4)                       5.1%
3707 Calle Cortejo
Rancho Santa Fe, CA 92091

David G. Lucas                     2,618,468(5)                       5.4%
Suite 304
3220 South Higuera Street
San Luis Obispo, CA  93401

All current executive
officers and directors as        11,904,290(6)                       22.2%
a group (5 persons)

Cognigen Corporation             13,290,864(7)                       28.2%
2608 Second Avenue, Suite 108
Seattle, Washington 98121

Kevin E. Anderson                24,290,864(8)                       41.7%
2608 Second Avenue, Suite 108
Seattle, Washington 98120

Anderson Family Trust #1         24,290,864(8)(9)                    41.7%
2608 Second Avenue, Suite 108
Seattle, Washington 98120

Peter Tilyou                     28,244,656(10)(11)                  47.1%
2608 Second Avenue, Suite 108
Seattle, Washington 98120

         (1) Except as indicated below, each person has sole and voting and/or investment power over the shares listed.

         (2) Includes 1,600,000 shares underlying an option. Mr. Boswell currently owns approximately 2.6% of the outstanding common stock of ITHC. Pursuant to the terms of the agreement whereby we acquired the assets of ITHC, ITHC will be entitled to receive 37,298,444 shares of our common stock. At this time, we do not have a sufficient number of shares of common stock authorized to issue the 37,298,444 shares of our common stock to ITHC. We plan to hold a shareholders' meeting in the next few months to propose the adoption of an amendment to our Articles of Incorporation to increase our authorized common stock. Mr. Boswell does not have sole or shared voting and/or investment power over the shares of our common stock that will be owned by ITHC. Therefore, Mr. Boswell disclaims beneficial ownership of the approximate 981,535 shares of our common stock that will be represented by Mr. Boswell's ownership of approximately 2.6% of the outstanding common stock of ITHC. The 981,535 shares are not included in the above table.

         (3) Includes 1,600,000 shares underlying an option. Mr. Hughes currently owns approximately 10.5% of the outstanding common stock of ITHC. Pursuant to the terms of the agreement whereby we acquired the assets of ITHC, ITHC will be entitled to receive 37,298,444 shares of our common stock. At this time, we do not have a sufficient number of shares of common stock authorized to issue the 37,298,444 shares of our common stock to ITHC. We plan to hold a shareholders' meeting in the next few months to propose the adoption of an amendment to our Articles of Incorporation to increase our authorized common stock. Mr. Hughes does not have sole or shared voting and/or investment power over the shares of our common stock that will be owned by ITHC. Therefore, Mr. Hughes disclaims beneficial ownership of the approximate 3,926,150 shares of our common stock that will be represented by Mr. Hughes' ownership of approximately 10.5% of the outstanding common stock of ITHC. The 3,926,150 shares are not included in the above table.

         (4) Includes 1,600,000 shares underlying an option. Mr. Jackson currently owns approximately 3.5% of the outstanding common stock of ITHC. Pursuant to the terms of the agreement whereby we acquired the assets of ITHC, ITHC will be entitled to receive 37,298,444 shares of our common stock. At this time, we do not have a sufficient number of shares of common stock authorized to issue the 37,298,444 shares of our common stock to ITHC. We plan to hold a shareholders' meeting in the next few months to propose the adoption of an amendment to our Articles of Incorporation to increase our authorized common stock. Mr. Jackson does not have sole or shared voting and/or investment power over the shares of our common stock that will be owned by ITHC. Therefore, Mr. Jackson disclaims beneficial ownership of the approximate 1,295,629 shares of our common stock that will be represented by Mr. Jackson's ownership of approximately 3.5% of the outstanding common stock of ITHC. The 1,295,629 shares are not included in the above table.

         (5) Includes 1,600,000 shares underlying an option. Mr. Lucas currently owns approximately 2.6% of the outstanding common stock of ITHC. Pursuant to the terms of the agreement whereby we acquired the assets of ITHC, ITHC will be entitled to receive 37,298,444 shares of our common stock. At this time, we do not have a sufficient number of shares of common stock authorized to issue the 37,298,444 shares of our common stock to ITHC. We plan to hold a shareholders' meeting in the next few months to propose the adoption of an amendment to our Articles of Incorporation to increase our authorized common stock. Mr. Lucas does not have sole or shared voting and/or investment power over the shares of our common stock that will be owned by ITHC. Therefore, Mr. Lucas disclaims beneficial ownership of the approximate 981,535 shares of our common stock that will be represented by Mr. Lucas's ownership of approximately 2.6% of the outstanding common stock of ITHC. The 981,535 shares are not included in the above table.

         (6)      Includes the shares specified in the above footnotes.

         (7) Cognigen Corporation currently owns approximately 57.9% of the outstanding common stock of ITHC. Pursuant to the terms of the agreement whereby we acquired the assets of ITHC, ITHC will be entitled to receive 37,298,444 shares of our common stock. At this time, we do not have a sufficient number of shares of common stock authorized to issue the 37,298,444 shares of our common stock to ITHC. We plan to hold a shareholders' meeting in the next few months to propose the adoption of an amendment to our Articles of Incorporation to increase our authorized common stock. Cognigen Corporation will be deemed to beneficially own the 37,298,444 shares of our common stock that will be represented by Cognigen Corporation's ownership of approximately 57.9% of the outstanding common stock of ITHC. The 37,298,444 shares are not included in the above table.

         (8) Includes 11,000,000 shares of our common stock underlying an option owned by the Anderson Family Trust #1. Kevin E. Anderson and members of his family are the beneficiaries of the Anderson Family Trust #1 which owns approximately 98.9% of the outstanding common stock of Cognigen Corporation. Therefore, Mr. Anderson may be deemed to beneficially own the 13,290,864 shares of our common stock that Cognigen Corporation may be deemed to beneficially own.

         (9) Represents the 24,290,864 shares that Kevin E. Anderson may be deemed to beneficially own.

         (10) Includes the shares owned by the Anderson Family Trust #1, 915,080 shares owned by Telkiosk, Inc., 750,000 shares underlying an option owned by Telkiosk, 1,288,712 shares owned by Combined Telecommunications Consultancy, Ltd. ("CTC") and 1,000,000 shares underlying an option owned by CTC. Peter Tilyou is the sole trustee, but not a beneficiary, of the Anderson Family Trust #1. As managing officer/director of CTC and Telkiosk, Mr. Tilyou has voting and investment power over the shares of our common stock beneficially owned by CTC and Telkiosk. Mr. Tilyou is the beneficial owner of 33% of the outstanding shares of Telkiosk and 25% of the outstanding shares of CTC.

         (11) The information pertaining to the shares of our common stock beneficially owned by CTC and Telkiosk and the information pertaining to Peter Tilyou's relationship to both and to the Anderson Family Trust #1 is based on our shareholder records and information provided to us by Peter Tilyou.

Item 12.  Certain Relationships and Related Transactions.

     On August 20, 1999, we completed the first closing of the acquisition of all of the assets of ITHC in exchange for 29,242,953 shares of our common stock. On December 27, 1999, we agreed with ITHC that the total number of shares of our common stock that were to be issued at the first closing was 11,742,953 shares rather than 29,242,953 shares and the total number of shares to be issued at the second closing was 37,298,444 shares. Further, we and ITHC made it clear that we were acquiring all of the assets and assuming all of the liabilities of ITHC as of August 20, 1999.


     As a result of ITHC's receipt of the 11,742,953 shares of our common stock and a previous purchase of 12,602,431 shares of our common stock by ITHC from David L. Jackson, Patricia A. Jackson, Karrie R. Jackson and Eric J. Sunsvold for a total of $190,000, ITHC owned 24,345,384 shares, or approximately 54.0%, of our outstanding shares of common stock. We loaned ITHC $190,000 to purchase the 12,602,431 shares. The loan has not yet been repaid. In May 2000, ITHC distributed the remaining 24,195,384 shares pro rata to its shareholders.

     The second closing between us and ITHC will be held at such time as we have enough additional shares authorized to complete the issuance of the additional 37,298,444 shares to ITHC. We understand that ITHC will then distribute the 37,298,444 shares pro rata to its shareholders.

     The assets of ITHC consisted of electronically archived customer data bases consisting of approximately 95,000 individual residential and business long-distance telephone service subscriber accounts; agency, reseller and other agreements and contracts ITHC had with carriers, switched resellers, unswitched resellers, consolidators or other providers of long-distance and local telephone service; ITHC's accounts receivable, commissions receivable, future commissions that may be payable from any of the carriers, switched resellers, unswitched resellers, consolidators or other providers of long-distance and local telephone service; ITHC's computer software, proprietary programs and applications, computers, monitors, peripherals, printers, copiers, telephone PABX systems, office furniture and fixtures, office leases; customer data bases, customer lists and print and electronic records relating to customers; ITHC's inventories and orders for prepaid telephone cards; ITHC's new accounts; ITHC's websites, pages, links and agreements as well as ITHC's Internet domains and email addresses; agreements with ITHC's agents and subagents; exclusive use and control of the name "Cognigen" and its attendant copyright, trade name and trademark and service mark registrations; ITHC's intellectual property; ITHC's lines of credit with carriers, prepaid card providers, switched resellers, switchless resellers and other providers of local and long-distance phone service, ITHC's cash and all of the outstanding stock of Inter-American Telecommunications Corporation, a non-operating subsidiary of ITHC.

     ITHC, which was incorporated in July 1998, acquired the assets it transferred to us for a total of $1,600,000 in promissory notes, which were assumed by us, and 7,500 shares of ITHC's common stock. ITHC originally acquired the assets in 1998 and 1999 from Inter-American Telecommunications Corporation, Telkiosk, CTC and Cognigen Corporation, all of which were incorporated in 1998.

     ITHC, through Cognigen Corporation, its e-commerce division, was a major marketer of long-distance telecommunications services. Operating on the Internet via thousands of Web sites, Cognigen Corporation marketed both domestic and international long-distance telephone service as well as prepaid calling cards through a network of approximately 40,000 independent agents to approximately 157,000 subscribers worldwide.

         On August 20, 1999, and on December 27, 1999, Jimmy L. Boswell and David G. Lucas were directors, officers and owners of less than 5% of the outstanding common stock of ITHC. Further, on August 20, 1999, David L. Jackson and his wife were our sole directors and officers. On December 27, 1999, David
L. Jackson was a director of ITHC and owned less than 5% of the outstanding common stock of ITHC. As of December 27, 1999, Darrell H. Hughes was an officer of ITHC and owned approximately 10.5% of the outstanding common stock of ITHC. As of August 20, 1999, and as of December 27, 1999, Cognigen Corporation owned approximately 64.7% and 57.9%, respectively, of the outstanding common stock of ITHC, Inter-American Telecommunications Corp. and Telkiosk, Inc. each owned approximately 5.9% and 5.3%, respectively, of the outstanding common stock of ITHC, and CTC owned approximately 7.9% and 7.1%, respectively, of the outstanding common stock of ITHC. As of August 20, 1999, and as of December 27, 1999, Kevin E. Anderson, through the Anderson Family Trust #1 which owns approximately 98.9% of the outstanding common stock of Cognigen Corporation, controlled us and ITHC. Peter Tilyou is the sole trustee of the Anderson Family Trust #1 but is not a beneficiary of the trust.

          We believe that the transaction between us and ITHC on December 27, 1999, at which time we may be deemed to have been affiliated with ITHC, was at least as fair to us as we could have obtained from an unaffiliated third party. We did not obtain a fairness opinion in connection with the August 20, 1999 or December 27, 1999 transactions with ITHC.

         On September 14, 1999, Peter Tilyou, pursuant to the authority previously granted to him by ITHC, amended an agreement dated as of September 1, 1999 between ITHC and CCRI Corp. The agreement specified the compensation CCRI Corp. was to receive for assisting ITHC in raising capital. The amendment provided that CCRI Corp. would receive a bonus of 200,000 shares of our common stock. Of the 200,000 shares, 50,000 shares were to be unrestricted. It was later determined that CCRI Corp. would assist us in raising additional capital and that ITHC would not raise any capital. When CCRI Corp. did assist us in raising additional capital, we felt obligated to provide CCRI Corp. with the compensation and bonus that ITHC had agreed to pay. We were unable on November 10 and 11, 1999, to provide the 50,000 shares of our unrestricted common stock for delivery to the two persons affiliated with CCRI Corp. As an accommodation to us, Peter Tilyou, as Managing Director of Combined Telecommunications Consultancy, Ltd. ("CTC"), arranged for CTC to deliver 50,000 unrestricted shares of our common stock to the two persons affiliated with CCRI Corp. In May 2000, Peter Tilyou on behalf of CTC requested that we reimburse CTC for the value of the 50,000 shares of our common stock. The reimbursement request was based upon the closing prices of our common stock on November 10 and 11, 1999. A total of $175,000 was paid to CTC.

         We also believe that the transaction between us and CTC was at least as fair to us as we could have obtained from an independent third party.

         On August 25, 1999, we granted five-year options to purchase approximately 32,400,000 shares of our common stock at $0.46 per share to various persons including the Anderson Family Trust #1 (12,000,000 shares) which is affiliated with us and of which Kevin E. Anderson and his family are the sole beneficiaries, Jimmy L. Boswell (1,600,000 shares), CTC (4,000,000 shares), Darrell H. Hughes (1,600,000 shares), Inter-American Telecommunications Corp. (800,000 shares), David L. Jackson (1,600,000 shares), David G. Lucas (1,600,000 shares) and Telkiosk, Inc. (800,000 shares).

         On July 22, 1999, ITHC and CST entered into a Carrier Service Agreement that was assumed by us in connection with the acquisition by us of all of the assets of ITHC. Under the terms of the three-year agreement, ITHC agreed to migrate to CST domestic and international dial-around and callback long distance subscribers pursuant to a telemarketing campaign to be conducted with ITHC's personnel. CST agreed to provide office space, long distance telephone service, PABX and telephone handsets, at its cost, to support up to 12 telemarketing personnel and workstations. ITHC agreed to provide the computer terminals and peripherals, furniture and fixtures required for the telemarketing personnel. CST also agreed to provide customer service personnel. CST agreed to charge ITHC a rate to each destination equal to CST's cost plus 15%. The rate charged by CST included all switching services. CST also agreed to provide all accounting services in connection with the agreement. All accounts sent to CST by ITHC remained the property of ITHC. ITHC provided CST with advance payments of approximately $570,000 to help cover CST's cost in providing long distance services for telemarketing, customer service and carrier transport for the accounts of ITHC that migrate to CST.

         On April 25, 2000, the CST shareholders transferred all of the outstanding CST shares of common stock to us in exchange for a total of 2,041,445 shares of our common stock. The number of shares of our common stock issued to the CST shareholders in exchange for CTS shares was determined by negotiations between CST's shareholders and us and was based on the market price of our common stock, which on April 25, 2000 had a closing price of $1.00 per share, the fact our common stock issued in the exchange was not to be registered and estimates of the value of CST's assets, staff, technology, revenue-producing capabilities and physical location. CST's assets that were acquired by us pursuant to the exchange included a facility lease, equipment leases and CST's customer base.

         Jimmy L. Boswell was our President and is our Executive Vice President and Chief Operating Officer and is Chairman of the Board, President and Chief Executive Officer of CST. Mr. Boswell was one of the CST shareholders. Prior to the exchange, Mr. Boswell beneficially owned approximately 18.7% of the CST shares. Pursuant to the exchange, Mr. Boswell received 381,750 shares of our common stock. Immediately following the exchange, Mr. Boswell beneficially owned a total of 1,981,750 shares of our common stock, including 1,600,000 shares underlying an option. In addition, a promissory note in the amount of approximately $87,547.50 that was payable to Mr. Boswell by CST was terminated as a part of the exchange.

         David G. Lucas is our Treasurer and Chief Financial Officer and is a Director, Vice President and Chief Financial Office of CST. Mr. Lucas was one of the CST shareholders. Prior to the exchange, Mr. Lucas beneficially owned approximately 18.7% of the CST shares. Pursuant to exchange, Mr. Lucas received 381,750 shares of our common stock. Immediately following the exchange, Mr. Lucas beneficially owned a total of 1,981,750 shares of our common stock, including 1,600,000 shares underlying an option. In addition, a promissory note in the amount of approximately $49,176.92 that was payable to Mr. Lucas by CST was terminated as a part of the exchange.

         Two of the other CST shareholders were our employees. Otherwise, the other CST shareholders had no affiliation with us.

         We believe that the transaction between us and the CST shareholders was at least as fair to us as we could have obtained from an unaffiliated party. We did not obtain a fairness opinion in connection with the transaction.

         On October 11, 2000, we entered into an agreement with JVTEL, a joint venture between Telkiosk and CTC, that gives us the option to sell to JVTEL a database of off-shore and domestic telephone service subscribers that we acquired from ITHC. According to the terms of the agreement, in the event that we have not activated a minimum of 5,000 of the accounts by March 30, 2001, we have the option to sell the accounts to JVTEL for $1,300,000. The $1,300,000 will be paid to us in such number of shares of our common stock that is equal to $1,300,000, less the forgiveness of debt and interest due to JVTEL on March 30, 2001, divided by the closing bid price of our common stock on March 30, 2001.

         We have employment agreements with Jimmy L. Boswell, Darrell H. Hughes and David G. Lucas pursuant to which they are paid annual salaries of $120,000, $125,000 and $90,000, respectively. In addition, Messrs. Boswell and Lucas, who have employment agreements that commenced on August 1, 2000, and that terminate on July 31, 2000, were each paid $100,000 as an initial bonus in connection with their employment agreements. The initial bonus is deemed earned on a pro rata basis over the two-year period of each employment agreement in the amount of $4,167 per month. An early termination of the employment agreements by the employees without cause or by us with cause obligates the employees to return the unearned portions of their initial bonuses to us. In addition, between December 1999 and March 31, 2000, we paid David L. Jackson a fee of $6,000 per month for providing services to us. On April 1, 2000, David L. Jackson became one of our employees with an annual salary of $120,000. We also have assumed agreements with Kevin E. Anderson and Peter Tilyou pursuant to which Kevin E. Anderson Consulting, Inc. and CTC are paid or are to be paid consulting fees of $14,583 and $10,000 per month, respectively.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits.

  EXHIBIT NO.  DESCRIPTION AND METHOD OF FILING
  -----------  --------------------------------

          2.1  Stock  Purchase  and  Asset  Acquisition  Agreement  by and among
               Inter-American Telecommunications Holding Corporation, Silverthorne Production Company, et al. (incorporated by reference to Exhibit 2 to our Current Report on Form 8-K/A dated August 29, 1999).

          2.2 Amendment dated December 27, 1999, to Stock Purchase and Asset Acquisition Agreement by and among Inter-American Telecommunications Holding Corporation, Silverthorne Production Company et al. (incorporated by reference to Exhibit 2 to our Current Report on Form 8-K dated March 6, 2000).


          2.3 Stock for Stock Exchange Agreement dated April 14, 2000, by and among the shareholders of Aquila International Telecommunications, Inc. and Silverthorne Production Company (incorporated by reference to Exhibit 2 to our Current Report on Form 8-K, dated May 2, 2000).

          3.1  Articles of Incorporation filed on May 6, 1983.

          3.2 Articles of Amendment to Articles of Incorporation filed on June 23, 1988.

          3.3 Articles of Amendment to the Articles of Incorporation filed on July 12, 2000.

          3.4 Bylaws as amended through December 8, 1999 (incorporated by reference to Exhibit 3.1 to Cognigen's Form 10-Q for the quarter ended December 31, 1999).

          10.1 Employment Agreement dated August 1, 2000, between Cognigen Networks, Inc. and Jimmy L. Boswell.

          10.2 Employment Agreement dated August 1, 2000, between Cognigen Networks, Inc. and David G. Lucas.

          10.3 Employment Agreement dated October 5, 1999, between Cognigen Networks, Inc. and Darrell H. Hughes.

          10.4 Option to Sell Accounts Agreement dated October 6, 2000, between Cognigen Networks, Inc. and JVTEL.

          10.5 Stock Purchase and Asset Sale  Agreement  dated November 4, 1998,
               between   Inter-American   Telecommunications   Corporation   and
               Combined Telecommunications Consultancy, Ltd.

          10.6 Stock  Purchase  and Asset  Sale  Agreement  dated  July 1, 1999,
               between   Inter-American   Telecommunications   Corporation   and
               Cognigen Corporation.

          10.7 Form of Option to Purchase Common Stock

          16   Letter  from  Daniel  Jankowski  (incorporated  by  reference  to
               Exhibit 16.0 to Cognigen's Current Report on Form 8-K dated March 21, 2000)

          21   Subsidiaries

          27   Financial Data Schedule.

          (b)  Reports on Form 8-K.

         On May 5, 2000, we filed a Current Report on Form 8-K,  reporting under
Item 2 the acquisition by us of Aquila International Telecommunications, Inc., n/k/a Cognigen Switching Technologies, Inc., and filed the Stock for Stock Exchange Agreement as an exhibit under Item 7.

         On June 16, 2000, we filed an amendment to our Current Report on Form 8-K that was filed on May 5, 2000, to file under Item 7 the financial statements required to be filed in connection with our acquisition of Aquila International Telecommunications, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 12, 2000
                                       COGNIGEN NETWORKS, INC.


                                       /s/ Darrell H. Hughes
                                       ---------------------------------
                                       Darrell H. Hughes, Chairman of the Board,
                                       President, and Chief Executive Officer


                                       /s/  David G. Lucas
                                       -------------------
                                       David G. Lucas, Treasurer,
                                       Chief Financial Officer and Principal
                                       Accounting Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                     TITLE             DATE
         ---------                     -----             ----

         /s/  Jimmy L. Boswell
         ---------------------
         Jimmy L. Boswell              Director          October 12, 2000


         /s/  Troy D. Carl
         -----------------
         Troy D. Carl                  Director          October 12, 2000


         /s/  Darrell H. Hughes
        -----------------------
         Darrell H. Hughes             Director          October 12, 2000


         /s/  David L. Jackson
         ---------------------
         David L. Jackson              Director          October 12, 2000


         /s/  David G. Lucas
         -------------------
         David G. Lucas                Director          October 12, 2000

                             Cognigen Networks, Inc.

                              Financial Statements
                                  June 30, 2000

                                Table of Contents

                                                                           Page

Independent Auditors' Reports...............................................F-1

Consolidated Financial Statements

         Consolidated Balance Sheets........................................F-3

         Consolidated Statements of Operations..............................F-4

         Consolidated Statements of Stockholders' Equity....................F-5

         Consolidated Statements of Cash Flows..............................F-6

Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cognigen Networks, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Cognigen Networks, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognigen Networks, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                Ehrhardt Keefe Steiner & Hottman PC

August 25, 2000, except the first paragraph of Note 12, as to which the date is October 10, 2000
Denver, Colorado

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Inter-American Telecommunications
 Holding Corporation
Seattle, Washington

We have audited the accompanying consolidated statements of operations, cash flows, and changes in stockholders' equity for the period from inception (July 24, 1998) through June 30, 1999 of Inter-American Telecommunications Holding Corporation (a development stage company)(accounting acquirer of Cognigen
Networks, Inc.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations, its cash flows and its changes in stockholders' equity for the period from inception (July 24, 1998) through June 30, 1999 in conformity with generally accepted accounting principles.

Denver, Colorado
January 20, 2000

                                                      /s/ Comiskey & Company
                                                      ----------------------
                                                      Comiskey & Company
                                                      PROFESSIONAL CORPORATION

                             COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheet
                                  June 30, 2000


                                     Assets

Current assets
Cash                                                 $   717,344
Accounts receivable, net of allowance
 for doubtful accounts of $5,000                          61,046
Commissions receivable, net of allowance
 for doubtful accounts of $25,000                        538,163
Employee receivable                                        1,661
Inventory                                                133,486
Other current assets                                     417,028
Deferred tax asset - current (Note 6)                          -
                                                               -
Total current assets                                   1,868,728
                                                     -----------
Property, plant and equipment, net of
 accumulated depreciation of $363,121 (Note 3)           486,291
                                                     -----------
Other assets
Deposits and other assets                                 88,552
Goodwill, net                                          3,655,017
Customer lists                                         1,300,000
Deferred tax asset - non current                               -
                                                               -
Total other assets                                     5,043,569
                                                     -----------
Total assets                                         $ 7,398,588
                                                     ===========

                 Liabilities and Stockholders' (Deficit) Equity

Current liabilities
Accounts payable                                     $    97,420
Other accrued liabilities                                108,324
Interest payable                                         239,421
Commissions payable                                      326,681
Payroll taxes payable                                     21,179
Current portion of capital leases (Note 5)               106,551
Current portion of notes payable (Note 4)                315,000
                                                     -----------
Total current liabilities                              1,214,576

Long-term portion of capital leases (Note 5)              12,152
Long-term portion of notes payable (Note 4)              510,000
                                                     -----------
Total liabilities                                      1,736,728

Commitments and Contingencies (Note 11)

Stockholders' (deficit) equity
Common stock $.001 par value, 50,000,000 shares
 authorized; 14,411,039 and 46,980,547 issued
 and outstanding at June 30, 1999 and 2000, and
 37,298,444 to be issued shares (2000) (Note 2)           84,278
Additional paid-in capital                            13,594,051
Accumulated deficit                                   (8,016,469)
                                                     -----------
Total stockholders' (deficit) equity                   5,661,860
                                                     -----------
Total liabilities and stockholders' (deficit) equity $ 7,398,588
                                                     ===========

                See notes to consolidated financial statements.

                                                COGNIGEN NETWORKS, INC.

                                         Consolidated Statements of Operations

                                                   For the Years Ended
                                                        June 30,
                                            ----------------------------------
                                               1999                   2000
                                            -----------           ------------

Revenue

Prepaid cards and pins                      $         -           $  1,138,165
Marketing commissions                                 -              2,598,008
Other                                                 -                 63,540
                                                      -           ------------
Total revenue                                         -              3,799,713
                                                      -           ------------

Operating expenses

Prepaid cards and pins                                -                950,727
Marketing commissions                                 -              1,657,195
Selling, general and administrative                   -              8,734,444
Depreciation and amortization                         -                261,510
                                                      -           ------------
Total operating expenses                              -             11,603,876
                                                      -           ------------

Loss from operations                                  -             (7,804,163)

Interest expense                                 67,814                144,492
                                            -----------           ------------

Loss before income taxes                        (67,814)            (7,948,655)

Income taxes (Note 6)                            16,531                (16,531)
                                            -----------           ------------

Net loss                                    $   (51,283)          $ (7,965,186)
                                            ===========           ============

Loss per common share
 - basic and diluted                        $         -           $      (0.10)
                                            ===========           ============

Weighted average number of
 common shares outstanding -
 basic and diluted                           11,377,137             78,549,437
                                            ===========           ============

                See notes to consolidated financial statements.

                 Consolidated Statements of Stockholders' Equity
                    From July 24, 1998 through June 30, 2000


                                                                                                                         Total
                                                             Common Stock              Additional                     Stockholders'
                                                ---------------------------------       Paid-in        Accumulated      (Deficit)
                                                        Shares            Amount        Capital          Deficit         Equity
                                                --------------------     --------     ------------     -----------     -----------
                                                (as adjusted Note 2)

Balance July 24, 1998 (inception)                                 -      $      -     $          -     $         -     $         -

Common stock issued for intangible assets
 (Note 7)                                                 11,377,137           20                -               -              20

Net loss for the period July 24, 1998 to
  June 30, 1999                                                   -             -                -         (51,283)        (51,283)
                                                  ------------------     --------     ------------     -----------     -----------

Balance June 30, 1999                                     11,377,137     $     20     $          -     $   (51,283)        (51,263)

Stock issued in connection  with  Cognigen
 acquisition and employment agreements
 (Notes 7 and 8)                                          42,664,260           55           30,000               -          30,055

Reverse acquisition (Note 7)                              15,757,047       69,723         (261,957)              -        (192,234)

Common stock issued for cash net of
 $727,474 in expenses                                     12,489,102       12,489        5,127,598               -       5,140,087

Value of options issued for services
 (Note 8)                                                          -             -       6,022,004               -       6,022,004

Retirement of stock at cost                                  (50,000)         (50)         (18,950)                        (19,000)

Stock issued in connection with
 acquisition of Cognigen Switching
 (Note 7)                                                  2,041,445        2,041        2,695,356               -       2,697,397

Net loss                                                           -             -                -     (7,965,186)     (7,965,186)
                                                  ------------------     --------     ------------     -----------     -----------

Balance at June 30, 2000                                  84,278,991     $ 84,278     $ 13,594,051     $(8,016,469)    $ 5,661,860
                                                  ==================     ========     ============     ===========     ===========

                See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows

                                                                                                       June 30,
                                                                                     -------------------------------------------
                                                                                           1999                    2000
                                                                                     -------------------     -------------------

Cash flows from operating activities
   Net loss                                                                          $           (51,283)    $        (7,965,186)
                                                                                     --------------------    -------------------
   Adjustments to reconcile net loss to net cash provided by operating activities
   Depreciation and amortization                                                                       -                 261,510
   Stock options granted to non-employees and stock issued to employees for
    services                                                                                           -               6,052,004
   Deferred taxes                                                                                (16,531)                 16,531
   Changes in assets and liabilities
    Receivables                                                                                        -                 218,461
    Commission receivable                                                                              -                (484,149)
    Inventory                                                                                          -                (108,410)
    Other current assets                                                                               -                (340,120)
    Accounts payable                                                                                   -                  53,276
    Other accrued expenses                                                                        67,814                 218,919
    Other assets                                                                                       -                 (89,971)
                                                                                     -------------------     -------------------
                                                                                                  51,283               5,798,051
                                                                                     -------------------     -------------------
       Net cash used in operations                                                                     -              (2,167,135)
                                                                                     -------------------     -------------------

Cash flows from investing activities
   Capital expenditures                                                                                -                (400,594)
   Cash paid in business acquisitions net of cash acquired (Note 7)                                    -                (555,100)
                                                                                     -------------------     -------------------
       Net cash used in investing activities                                                           -                (955,694)
                                                                                     -------------------     -------------------

Cash flows from financing activities
   Net proceeds from stock issuance                                                                    -               5,140,087
   Distribution related to reverse acquisition                                                         -                (190,000)
   Payments on notes payable                                                                                          (1,090,000)
   Payment on capital leases                                                                           -                    (914)
   Retirement of stock                                                                                 -                 (19,000)
                                                                                     -------------------     -------------------
       Net cash used in financing activities                                                           -               3,840,173
                                                                                     -------------------     -------------------

Net increase in cash                                                                                   -                 717,344

Cash and cash equivalents - beginning of period                                                        -                       -
                                                                                     -------------------     -------------------

Cash and cash equivalents - end of period                                            $                 -     $           717,344
                                                                                     ===================     ===================

Cash paid for interest was $19,834 (2000) and $0 (1999). Cash paid for income taxes was $0 in 2000 and 1999.

Non-cash investing and financing activities (Note 9).


                See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                   Notes to Consolidated Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company was incorporated in May 1983 in the State of Colorado to engage in the cellular radio and broadcasting business and to engage in any other lawful activity permitted under Colorado law. In June 1988, the Company changed its name to Silverthorne Production Company (Silverthorne) and commenced operations in the oil and gas industry. These operations were discontinued in 1989. Since 1989, Silverthorne has attempted to locate acquisition prospects and negotiate an acquisition. Silverthorne's pursuit of an acquisition did not materialize until August 20, 1999, with the purchase of the assets of Inter-American Telecommunications Holding Corporation (ITHC), which was accounted for as a reverse acquisition. The surviving entity changed its name to Cognigen Networks, Inc. in July 2000.

Cognigen Networks, Inc. (the Company) is engaged in the business of providing telecommunications products and services to worldwide markets. The Company's activities include selling prepaid calling cards, providing call switching services, and Internet marketing of telecommunications products and services, pagers, and computers.

Principles of Consolidation

These consolidated financial statements include the accounts of Inter-American Telecommunications Corporation (ITHC), Cognigen Corporation (Cognigen), and the Company. Also included are the accounts and results of operations of Cognigen Switching Technologies, Inc. (Cognigen Switching) from April 15, 2000 through year-end. All significant intercompany balances and transactions have been eliminated in consolidation.

The comparative June 30, 1999, financial statements reflect those of ITHC, the accounting acquirer, in the reverse acquisition (Note 7). ITHC was in the development stage in prior years.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in checking and savings accounts at financial institutions. On occasion these balances exceed federally insured limits. At June 30, 2000, the Company had approximately $709,000 in excess of federally insured limits.

Inventories

Inventory consists of advertising supplies and prepaid calling cards held for resale and is valued at the lower of cost or market. Calling cards are purchased from a variety of vendors at a discount from the face value. Excise tax of 3% of the face value is paid at the time of purchase. When the calling card is sold, the excise tax is collected and offset against the prepaid excise tax.

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                                Years
                                               -------
Furniture and fixtures                          3 - 7
Computer equipment                              3 - 5
Equipment                                       3 - 5
Leasehold improvements                          3 - 5
Capitalized software                            3 - 5

Software developed to support the self-replicating Web pages used to market telecommunication services and administer agents' sales and related commissions has been capitalized according to the provisions of AICPA Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use".

Intangible Assets

Intangible assets are stated at cost and consist of goodwill and customer lists. Goodwill is amortized using the straight-line method over three years. Customer lists will be amortized over five years, once they are utilized in operations.

Valuation of Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Commissions Receivable

Commissions receivable represent amounts due from providers for telecommunication services used by subscribers. Typically providers pay commissions due to the Company forty-five days after the usage month-end to allow for billing and collection.

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Commissions Receivable (continued)

An allowance for doubtful accounts of $0 and $25,000 at June 30, 1999 and 2000, respectively, has been established by the Company to provide for potential uncollectible accounts and is deemed to be adequate by management based on historical results.

Commissions Payable

Commissions payable represent amounts due to agents as commission related to the usage for which the Company is due commission income from its providers. It is the Company's policy to pay commissions to its agents only after receiving commissions due from its providers. This policy results in approximately two months commission payable at any point in time.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company records commission income when the underlying telecommunication service is rendered. Commission income does not include amounts paid separately to carriers for telecommunication services provided.

Calling card revenue is recorded when the calling cards are shipped. The Company's policy is to delay shipment of calling cards for a two-week period after receipt of cash to allow for processing. This delay results in deferred revenue, which is recorded as a liability until the calling cards are shipped. Calling card revenue includes amounts paid for the cost of the telecommunications services provided by third-party carriers.

Revenue from long distance phone services is recorded when services are rendered.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Loss Per Share

Loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares issued in the initial capitalization of the Company have been treated as outstanding since inception. Diluted earnings per share reflect the effects of dilutive common equivalent shares; however, during loss periods these dilutive securities are exlcuded as their effect is antidilutive. Accordingly, basic and diluted earnings per share are the same. For the years ended June 30, 2000 and 1999, potential dilutive securities consist of 32,400,000 stock options and 1,500,000 warrants and no stock options or warrants, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for the years ended June 30, 2000 and 1999, were $200,127 and $0, respectively.

Recently Issued Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation, which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44, and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company's revenue recognition policies are in accordance with SAB 101.

Note 2 - Basis of Presentation

All common stock share amounts have been retroactively adjusted to reflect the ratio of shares issued by the Company in connection with the reverse acquisition of ITHC (Note 7). The ratio of shares issued of 5,688.57 shares of the Company to each share of ITHC stock represents 54,041,397 newly issued shares and shares to be issued in exchange for 9,500 shares of ITHC common stock.

All per share amounts reflect the 37,298,444 shares the Company has a legal obligation to issue in the future in connection with the reverse acquisition of ITHC, and have been treated as outstanding from the date of acquisition (Note
12).

Note 3  - Property and Equipment

Property and Equipment consists of the following:

                                                            June 30,
                                                              2000
                                                        ----------------
      Furniture and fixtures                            $         19,063
      Computer equipment                                         137,905
      Equipment                                                  373,281
      Leasehold Improvements                                     180,996
      Software                                                   138,167
                                                        ----------------
                                                                 849,412

      Less accumulated depreciation                             (363,121)
                                                        ----------------

                Total                                   $        486,291
                                                        ================

Note 4 - Notes Payable

Notes payable consists of the following:

                                          June 30,           June 30,
                                            1999               2000
                                         -----------        ----------
8% unsecured promissory notes
 payable to a related entity,
 principal and interest due
 upon maturity at July 1, 2000,
 subsequently extended to
 July 1, 2001                            $   500,000        $  200,000

8% unsecured promissory note
 payable to a related entity,
 principal and interest due
 upon maturity at July 1, 2000,
 subsequently extended to
 July 1, 2001                                800,000           310,000

12% secured promissory note
 payable to a related entity,
 principal and interest due upon
 maturity at February 12, 2001.                    -           315,000
                                         -----------        ----------
                                           1,300,000           825,000

Less current portion                        (700,000)         (315,000)
                                         -----------        ----------

                                         $   600,000        $  510,000
                                         ===========        ==========


Note 5 - Capital Lease Obligations

The Company leases certain equipment under non-cancelable lease agreements. The monthly payments on these leases range from $332 to $7,227, including interest, and these leases expire in various years through 2003. The property under capital leases as of June 30, 2000, has a cost of $266,378 and accumulated depreciation of $185,953.

The future minimum lease payments under capital leases and the net present values of the future minimum lease payments are as follows:

         Year Ending June 30,                                   Amount
         --------------------                                -------------
              2001                                                 114,417
              2002                                                  13,024
              2003                                                   3,372
                                                             -------------
              Total                                                130,813
              Less amount representing interest                    (12,110)
                                                             -------------
              Present value of minimum lease payments              118,703
              Less current portion                                (106,551)
                                                             -------------

              Long-term capital lease obligation             $      12,152
                                                             =============


Note 6 - Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The components of the provision for income tax expense (benefit) are as follows:

                                                   June 30,
                                    --------------------------------------
                                        1999                    2000
                                    --------------          --------------

     Current                        $                       $           -
     Deferred                              (16,531)                 16,531
                                    --------------          --------------

                                    $      (16,531)         $       16,531
                                    ==============          ==============

The deferred income tax assets and liabilities result primarily from differing depreciation and amortization periods of certain assets, provision for doubtful accounts, provision for product returns and allowances, net operating loss carryforwards and the recognition of certain expenses for financial statement purposes and not for tax purposes. The Company has approximately $1,913,000 of net operating loss carryforwards, which expire through 2020 if unused.

The net current and long-term deferred tax liabilities in the accompanying balance sheet include the following items:

                                              June 30,           June 30,
                                               1999                2000
                                           -------------       ------------

     Current deferred tax asset            $           -        $     9,325
     Current deferred tax liability                    -                  -
                                           -------------       ------------
     Valuation allowance                               -             (9,325)
                                           -------------       ------------

                                           $           -       $          -
                                           =============       ============

     Long-term deferred tax asset          $      16,531       $    713,487
     Long-term deferred tax liability                  -                  -
     Valuation allowance                               -           (713,487)
                                           -------------       ------------

                                           $      16,531       $          -
                                           =============       ============

Rate Reconciliation

The reconciliation of income tax expense (benefit) by applying the Federal statutory rates to the Company's effective income tax rate is as follows:

                                                        June 30,
                                           --------------------------------
                                               1999               2000
                                           -------------       ------------

Federal statutory rate                             (25.0)%            (34.0)%
State tax on income, net of federal
 income tax benefit                                 (3.3)              (3.3)
Nondeductible expenses                               3.9               28.1
Valuation allowance                                   -                 9.4
                                           -------------      -------------

                                                   (24.4)%              0.2%
                                           =============       ============


Note 7 - Business Acquisitions

Acquisition of customer databases

On November 4, 1998, ITHC acquired a customer database of 54,034 individual subscribers from TelKiosk Inc. (TelKiosk) in exchange for 2,844,285, as adjusted, shares of ITHC common stock, and a $500,000 promissory note payable due November 4, 1999 (and subsequently extended until July 1, 2001 as to the remaining $200,000 balance due). TelKiosk is partially owned by a former officer and director of ITHC. This is an electronically archived database containing 54,034 individual, comma-delimited records of residential and business accounts of long distance telephone subscribers using the callback or call-reorigination system. The domiciles of these accounts are located primarily outside the United States, including Japan, Italy, France, Argentina, Brazil, Spain, Israel, Russia and CIS countries, Guatemala, Venezuela and Singapore. The customers in the database use primarily U.S. origination - foreign termination callback long distance services.

Also on November 4, 1998, ITHC acquired a customer database of 41,415 individual subscribers from Combined Telecommunications Consultancy, Ltd. (CTC) in exchange for 5,688,570, as adjusted, shares of ITHC common stock and an $800,000 promissory note payable due November 4, 1999 (and subsequently extended until July 1, 2001 as to $310,000 of the remaining balance due). CTC is partially owned by a former officer and director of ITHC. This is an electronically archived database containing 41,415 individual, comma-delimited records of residential and business accounts of long distance telephone subscribers. The domiciles of these accounts are all located within the United States. Approximately 90% of these accounts have an affinity to a foreign country, and the accounts are held by persons of Russian, Romanian, Czech, Slovakian, Slovenian, Polish, Bulgarian, German, Japanese and Filipino national origin.

Acquisition of customer databases (continued)

Migration of customers will commence when the solicitation process is complete. The lists were originally purchased by CTC and TelKiosk in an arm's length transaction from an independent international long distance reseller and customer base consolidator. The purchase price to ITHC was determined with respect to amounts paid or payable to the original seller of the lists. In October 2000, the Company entered into a sale back agreement relating to these customer databases (Note 12).

Cognigen Acquisition

On July 1, 1999, ITHC entered into an agreement with Cognigen to purchase all of Cognigen's net assets. The purchase price included 31,286,894 shares, as adjusted, of ITHC common stock valued at $55 and a $300,000 note payable. Additionally, ITHC entered into a four-year employment contract with the founder of Cognigen, which provides for an annual base salary of $175,000. The transaction was accounted for as a purchase. ITHC acquired net assets of $86,285 and recorded goodwill of $213,770. The goodwill is being amortized over a life of 5 years.

Reverse Acquisition

On August 20, 1999, the Company completed the acquisition of all of the net assets of ITHC in exchange for up to 49,041,397 shares of the Company's common stock. For financial statement purposes, this business combination was accounted for as an additional capitalization of ITHC (a reverse acquisition in which ITHC was the accounting acquirer). ITHC is considered the surviving entity and the historical financial statements prior to the acquisition are those of ITHC. The 15,757,047 shares reflected in the statement of stockholders' equity reflect those shares of Company's common stock outstanding immediately prior to the reverse acquisition. The Company's net book value prior to the transaction was $0. The issuance of the stock must be completed in two closings due to the limited amount of authorized stock available for issuance under the Company's articles of incorporation. The first closing resulted in the issuance of 11,742,953 shares while the remaining 37,298,444 shares will be issued after the authorized number of shares is increased or after a reverse stock split is effected. The Company issued 5,000,000 shares of the Company's common stock as finders' fees in connection with the transaction to unrelated individuals. The shares were valued at $1,900,000, or $.38 per share, and reported on a net basis in additional paid-in-capital.

Additionally on August 20, 1999, ITHC purchased 12,602,431 shares of the Company's common stock for a price of $190,000 from certain existing shareholders of the Company. This was recorded as a charge to paid-in capital in the amount of $190,000.

The Company is the legal survivor and changed its name to Cognigen Networks, Inc. in July 2000.

Cognigen Switching Acquisition

On April 15, 2000, the Company purchased the outstanding stock of Cognigen Switching (f.k.a. Aquila International Telecommunications, Inc.) for 2,041,445 shares valued at $1.32 and $590,000 in previous cash advances to Cognigen Switching for a total purchase price of $3,287,397. This transaction was accounted for as a purchase. Intangible assets acquired are amortized over five years. The results of operations have been included from the date of acquisition forward in the accompanying financial statements.

The combined aggregate purchase price of the Company's acquisition of Cognigen Switching and Cognigen have been allocated to the assets acquired and liabilities assumed based on the fair market values on the date of acquisition, as follows:

     Cash                                             $        34,900
     Accounts receivable                                      318,521
     Property and equipment                                   205,777
     Intangible assets                                      3,809,934
     Deposits and other                                       103,719
     Accounts payable                                         (41,910)
     Accrued expenses                                        (408,872)
     Debt                                                    (434,617)
                                                      ---------------

                                                      $     3,587,452

The following table depicts the unaudited pro forma results of the Company giving effect to the Company's two acquisitions in 1999 and 2000 as if they occurred on July 1, 1998. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had these acquisitions occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

                                                   Years Ended
                                                    June 30,
                                   ------------------------------------------
                                        1999                      2000
                                   ----------------          ----------------
                                                   (unaudited)

Revenue                            $      1,808,939          $      4,033,864
                                   ================          ================

Net loss                           $     (1,600,073)         $     (9,017,938)
                                   ================          ================

Loss per share                     $           (.05)         $           (.11)
                                   ================          ================

Note 8 - Stockholders' Equity

Stock Issuances

In connection with certain ITHC executive employment agreements 11,377,366 as adjusted shares of ITHC stock valued at $30,000 were issued in July 1999 for services provided by those key employees. In addition, 31,286,894 shares of ITHC stock were issued in connection with the acquisition of the assets of Cognigen (Note 7).

During the year ended June 30, 2000, the Company sold 12,489,102 shares of the Company's common stock at prices of $0.38 per share (11,562,302 shares) and $1.60 per share (926,800 shares) from various persons. The Company agreed to pay a fee of 12% of the total proceeds received from the sale of the common stock to a distributor and issue warrants to purchase up to a maximum of 1,500,000 shares of the Company's common stock to various persons in connection with the sales. These warrants were valued at $347,400 based on a value of $.23 per warrant. This fee was accounted for as a cost of the sale of those common shares. The Company paid a total of $727,474 related to the total fee due and other expenses associated with the offering.

Stock Options

In August 1999, the Company issued 32,400,000 options entitling the holders to purchase the Company's common stock at $0.46 per share. The options vested immediately and expire five years from the date issued. Most of these options cannot be exercised until the Company amends it articles of incorporation or affects a reverse split of its common stock so that it has sufficient shares available for issuance upon the exercise of these options. 26,000,000 of these options were issued to non-employees for various professional services provided (of which 12,000,000 were issued to a trust of which the founder is a beneficiary) while the remaining options were issued to employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options issued to employees and directors. $6,022,004 of compensation expense was recorded in connection with the options granted to non-employees based on a value of $.23 per option.

Assumptions used in the valuation of stock options and warrants include volatility of 109%, 3-year lives, dividend yield of 0% and a risk-free rate of 5.5%. The weighted average remaining lives are 2.17 years with weighted average exercise prices of $.46.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for the Company's stock options issued been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

Stock Options (continued)

                                           1999               2000
                                         ----------        -----------

Net loss - as reported                   $  (51,283)       $(7,965,186)
Net loss - pro forma                        (51,283)        (9,477,529)
Basic loss per share - as reported             (0.0)             (0.10)
Basic loss per share - pro forma               (0.0)             (0.11)


Note 9 - Non-Cash Investing and Financing Activities

During the year ended June 30, 2000:

The Company acquired net assets of $86,230 and recorded goodwill in the amount of $213,770 by issuing a note for $300,000 in connection with a business acquisition (Note 7).

The Company acquired the outstanding common stock of a business by issuing 2,041,445 shares valued at $2,697,397 and paying cash of $590,000 (Note 7).

During the year ended June 30, 1999:

The Company assumed notes totaling $1,300,000 and issued 11,377,137, as adjusted, shares of common stock valued at $20 in exchange for two long-distance telephone subscriber databases valued at $1,300,000 (Note 7).

Note 10 - Operating Leases

The Company leases office space under operating lease agreements, which provide for aggregate monthly payments of $11,274 and expire through March 2003.

                  Year Ending June 30,             Amount
                  --------------------           ----------
                         2001                        87,688
                         2002                        62,049
                         2003                        12,514
                                                 ----------

                                                 $  162,251

Rent expense under these operating leases totaled $59,478 and $0 during the years ended June 30, 2000 and 1999, respectively.

Note 11 - Commitments and Contingencies

Commitments

Employment Agreements

During the year ended June 30, 2000, the Company entered into an employment agreement with one key employee. This employment agreement runs over a three-year period starting in October of 1999 and provides for an annual salary of $125,000. If the Company terminates the agreement without cause it would be obligated to pay all remaining amounts under the remaining terms of the contract.

In August of 2000, the Company entered into additional employment agreements with other key employees. Under these agreements, the employees are paid an annual salary ranging from $100,000 to $120,000, receive bonuses of $100,000 each, which have been pre-paid and are earned prorata over the two-year terms of the agreements and the agreements are subject to termination with cause (as defined). If the employee terminates the employee's agreement without cause or if the Company terminates the agreement with cause, the employee would be obligated to pay all remaining amounts due under the remaining terms of the agreement.

Consulting Agreements

The Company also has consulting agreements with two individuals, which provide for annual compensation of $175,000 and $120,000 and have terms of four and three years, respectively.

Contingencies

The Company has an obligation to issue 37,298,444 shares of common stock in connection with the reverse acquisition described in Note 7. The Company also has 32,400,000 stock options and warrants to purchase up to 1,500,000 shares of the Company's common stock outstanding. Currently, the Company does not have sufficient authorized capital to legally issue these additional common shares. The holders of options and warrants and those entitled to receive shares in a second future closing are aware of the Company's lack of authorized capital. The Company is using its best efforts to obtain shareholder approval at a meeting of shareholders to increase the authorized capital of the Company. Management does not believe this condition will have a material adverse effect as the Company's financial condition.

Note 12 - Subsequent Events

Investment in Customer Databases

In October 2000, the Company entered into a sale back agreement with an entity formed by the sellers of its customer databases described in Note 7. The agreement provides that if the Company has not been able to establish at least 5,000 active telecommunication subscribers from the combined lists by March 30, 2001, the entity will repurchase the customer lists from the Company in an amount not below its original investment in such lists through the forgiveness of any outstanding remaining debt and accrued interest which totaled approximately $604,000 at October 2000, with the remainder of the balance made up by the return of Company shares held by the sellers at the then market value. This agreement was reached in an effort by management to protect the Company and its shareholders interests in such customer databases. If the transformation of at least 5,000 names into active customers is not reached by the Company, the Company will be able to recover its original investment in these lists collectively. Management of the Company believes it will be successful in the activation of at least 5,000 customer names. Management believes that the signing of this agreement was a positive step in protecting the investment the Company and its shareholders have made in acquiring these lists.