Form 10QSB
period 2000-09-30
COGNIGEN NETWORKS INC
filed 2000-11-13
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-11730

                             COGNIGEN NETWORKS, INC.

        (Exact name of small business issuer as specified in its charter)

              Colorado                                           84-0189377
       ---------------------                             -----------------------
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

                                                  Yes    No
                                                     ---   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                          Outstanding at
                 Class                                  September 30, 2000
        ------------------------                       --------------------

Common Stock, .001 par value                                   46,980,547

Transitional Small Business Disclosure Format (Check one):  Yes ___   No   X
                                                                        -------

                             COGNIGEN NETWORKS, INC.

                         Commission File Number: 0-11730

                        Quarter Ended September 30, 2000

                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION

Unaudited Consolidated Statements of Operations..........................Page 1



Unaudited Consolidated Balance Sheets....................................Page 2



Unaudited Consolidated Statements of Cash Flows..........................Page 3



Notes to Unaudited Consolidated Financial Statements.....................Page 4



Management's Discussion and Analysis or Plan of Operation................Page 6



Part II - OTHER INFORMATION..............................................Page 9



Signatures..............................................................Page 10

                            COGNIGEN NETWORKS, INC.

                Unaudited Consolidated Statements of Operations



                                                             Three Months Ended
                                                                September 30,
                                                         ----------------------------
                                                             1999            2000
                                                         ------------    ------------

Revenue
   Prepaid cards and pins ............................   $    445,090    $    181,212
   Call back and switching services ..................           --           118,792
   Commissions .......................................        445,133         871,647
   Allowances ........................................         (5,379)          5,059
                                                         ------------    ------------
     Total revenue ...................................        884,844       1,176,710
                                                         ------------    ------------

Operating expenses
   Prepaid cards and pins ............................        302,637         130,830
   Call back and switching services ..................           --           129,569
   Marketing Commissions .............................        345,043         457,217
   Sales, general and administrative .................      6,472,289         951,672
                                                         ------------    ------------
     Total operating expenses ........................      7,119,969       1,669,288
                                                         ------------    ------------

Loss from operations .................................     (6,235,125)       (492,578)

Other income (expense)
   Interest expense ..................................         35,550          19,650
                                                         ------------    ------------

Loss before income taxes .............................     (6,270,675)       (512,228)

Income taxes .........................................           --              --
                                                         ------------    ------------

Net loss .............................................   $ (6,270,675)   $   (512,228)
                                                         ============    ============

Loss per common share - basic and diluted ............   $       (.26)   $       (.01)
                                                         ============    ============

Weighted average number of common shares
 outstanding - basic and diluted .....................     24,123,524      84,278,991
                                                         ============    ============

                            COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Balance Sheet




                                                           June 30,      September 30,
                                                             2000            2000
                                                         ------------    ------------
                                     Assets

Current assets
   Cash ..............................................   $    717,344    $    275,630
   Accounts receivable, net of allowance for
    doubtful accounts of $5,000 ......................         61,046         215,392
   Commissions receivable, net of allowance for
    doubtful accounts of $25,000 .....................        538,163         676,795
   Employee receivable ...............................          1,661           2,957
   Inventory .........................................        133,486         128,229
   Other current assets ..............................        417,028         473,450
   Deferred tax asset - current ......................           --              --
                                                         ------------    ------------
         Total current assets ........................      1,868,728       1,772,453
                                                         ------------    ------------

Property, plant and equipment, net of accumulated
 depreciation of $363,121 at June 30, 2000 and
 $430,592 at September 30, 2000, respectively ........        486,291         422,472

Other assets
   Deposits and other assets .........................         88,552         100,867
   Goodwill, net .....................................      3,655,017       3,506,103
   Customer lists ....................................      1,300,000       1,300,000
   Deferred tax asset - non current ..................           --              --
                                                         ------------    ------------
         Total other assets ..........................      5,043,569       4,906,970
                                                         ------------    ------------

Total assets .........................................   $  7,398,588    $  7,101,895
                                                         ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable ..................................   $     97,420    $    198,423
   Other accrued liabilities .........................        108,324          88,561
   Interest payable ..................................        239,421         256,354
   Commissions payable ...............................        326,681         470,389
   Payroll taxes payable .............................         21,179          24,108
   Current portion of capital leases .................        106,551          77,276
   Current portion of notes payable ..................        315,000         825,000
                                                         ------------    ------------
         Total current liabilities ...................      1,214,576       1,940,111
                                                         ------------    ------------

Long-term portion of capital leases ..................         12,152          12,152
Long-term portion of notes payable ...................        510,000            --
                                                         ------------    ------------
         Total liabilities ...........................      1,736,728       1,952,263
                                                         ------------    ------------

Commitments and Contingencies

Stockholders' equity
   Common stock $.001 par value, 50,000,000 shares
    authorized; 46,980,547 and 46,980,547 issued
    and outstanding at June 30, 2000 and September 30,
    2000 and 37,298,444 to be issued shares (2000) ...         84,278          84,278
   Additional paid-in capital ........................     13,594,051      13,594,051
   Accumulated deficit ...............................     (8,016,469)     (8,528,697)
                                                         ------------    ------------
         Total stockholders' equity ..................      5,661,860       5,149,632
                                                         ------------    ------------

Total liabilities and stockholders' equity ...........   $  7,398,588    $  7,101,895
                                                         ============    ============


           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows



                                                                  Three Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   1999          2000
                                                               -----------    -----------
Cash flows from operating activities
   Net loss ................................................   $(6,270,675)   $  (512,228)
                                                               -----------    -----------
   Adjustments to reconcile net loss to net cash
    provided by operating activities
     Depreciation and amortization .........................        22,908        216,385
     Stock options granted for services to non employees ...     5,836,724           --
     Changes in assets and liabilities
       Accounts receivable .................................        88,979       (154,346)
       Commissions receivable ..............................          --         (138,632)
       Inventory ...........................................         4,083          5,257
       Other assets ........................................          --          (57,718)
       Deposits ............................................          --          (12,315)
       Interest payable ....................................        35,550         16,933
       Accounts payable ....................................        11,887        101,003
       Accrued expenses ....................................          --          (19,763)
       Deferred revenue ....................................         1,926           --
       Commissions payable .................................        35,844        143,708
       Payroll taxes payable ...............................         3,436          2,929
                                                               -----------    -----------
                                                                 6,041,337        103,441
                                                               -----------    -----------
         Net cash used in operations .......................      (229,338)      (408,787)
                                                               -----------    -----------

Cash flows from investing activities
   Cash acquired in acquisition ............................        21,248           --
   Purchases of fixed assets ...............................          --           (3,652)
   Advances to related party ...............................      (200,000)          --
                                                               -----------    -----------
         Net cash provided by (used by) investing activities      (178,752)        (3,652)
                                                               -----------    -----------

Cash flows from financing activities
   Proceeds from subscriptions received ....................       884,289           --
   Payments on notes payable ...............................      (315,000)          --
   Proceeds from notes payable .............................       125,000           --
   Payments on capital leases ..............................          --          (29,275)
                                                               -----------    -----------
         Net cash provided by financing activities .........       694,289        (29,275)
                                                               -----------    -----------

Net increase in cash and cash equivalents ..................       286,199       (441,714)

Cash and cash equivalents-beginning of period ..............          --          717,344
                                                               -----------    -----------

Cash and cash equivalents-end of period ....................   $   286,199    $   275,630
                                                               ===========    ===========



See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

              Notes to Unaudited Consolidated Financial Statements


Note 1 - Description of Business

Cognigen Networks, Inc (the Company) is engaged in the business of providing telecommunications products and services to worldwide markets. The Company's activities include selling prepaid calling cards, providing call switching services, and Internet marketing of telecommunications products and services, pagers and computers.

Note 2 - Summary of Significant Accounting Policies

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the results of consolidated operations for the three month periods ended September 30, 2000 and 1999, respectively, (b) the consolidated balance sheet at September 30, 2000 and (c) the consolidated statements of cash flows for the three month periods ended September 30, 2000 and 1999, respectively, in order to make the financial statements not misleading.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The results for the three month period ended September 30, 2000 may not necessarily be indicative of the results for the fiscal year ended June 30, 2001.

Note 3 - Basis of Presentation

All per share amounts reflect the 37,298,444 shares the Company has a legal obligation to issue in the future in connection with the reverse acquisition of ITHC, and have been treated as outstanding from the date of acquisition.

                             COGNIGEN NETWORKS, INC.

              Notes to Unaudited Consolidated Financial Statements



Note 4 - Stock Options

The Company issued 32,400,000 options entitling the holders to purchase the Company's common stock at $0.46 per share. The options vest immediately and expire five years from the date issued. The options cannot be exercised until the Company amends it articles of incorporation or effects a reverse split of its common stock so that it has sufficient shares available for issuance upon the exercise of these options. 25,200,000 of these options were issued to non employees while the remaining options were issued to employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options issued to employees and directors. $6,022,044 of compensation expense was recorded in connection with the options granted to non employees based on a value of $.23 per option.

                             COGNIGEN NETWORKS, INC.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain of the information discussed in this quarterly report, and in particular in this section entitled "Management's Discussion and Analysis or Plan of
Operation," contains forward-looking statements that involve risks and uncertainties that might adversely affect the operating results of Cognigen Networks, Inc. ("Company") in the future in a material way. Such risks and uncertainties include, without limitation, rate changes, fee policy or application changes and competition. Many of these risks are beyond the control of the Company. The Company is not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended, when making forward-looking statements.

Overview

The Company is engaged in the business of providing telecommunications products and services to worldwide markets. The Company's activities include selling prepaid calling cards, providing call switching services, and Internet marketing of telecommunications products and services, pagers and computers.

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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

Total revenue for the three months ended September 30, 2000 was $1,176,710 compared to $884,844 for the three months ended September 30, 1999. Total revenue for the 2000 period consisted of $181,212 related to prepaid cards and pins and $871,647 related to commissions. Total revenue for the comparable period in 1999 consisted of $445,090 related to prepaid cards and pins and $445,133 related to commissions. The $263,878, or 59%, decrease in prepaid cards and pins is due to reduced tariff calls as a result of competition. The $426,514, or 96%, increase in commissions is due to an increase in agents of approximately 36,900 new agents. Call back and switching revenue for the three months ended September 30, 2000 was $118,792 for which there was no comparable revenue for 1999.

                            COGNIGEN NETWORKS, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operating costs related to prepaid cards and pins for the three months ended September 30, 2000 decreased $171,807, or 57%, to $130,830 from $302,637 during the three months ended September 30, 1999. Operating costs related to commissions for the three months ended September 30, 2000 increased $112,174, or 33%, to $457,217 from $345,043 during the three months ended September 30, 1999. The cost increases are directly related to the increases in sales revenue. The call back and switching services costs were $129,569 for the three months ended September 30, 2000 for which there were no comparable costs for 1999.

General and administrative operating expenses increased $316,607, or 50%, to $951,672 during the three months ended September 30, 2000 from $635,565 during the three months ended September 30, 1999. This increase is due to increased salaries of $123,130 as a result of more headcount and depreciation and amortization of $193,477.

The Company incurred a loss from operations of $492,578 for the three months ended September 30, 2000 compared to $6,235,125 for the three months ended September 30, 1999. The decrease in operating loss during the current period is directly related to the expense of stock options granted for services to non employees of $5,836,724 recognized during the three months ended September 30, 1999.

Interest expense decreased $15,900, or 45%, to $19,650 for the three months ended September 30, 2000 from $35,550 for the three months ended September 30, 1999. The reduction is a result of the payoff of a portion of debt. After interest expense, the net loss for the three months ended September 30, 2000 was $512,228, or $.01 loss per share, compared to a net loss of $6,270,675, or $.26 loss per share, for the three months ended September 30, 1999.

Liquidity and Capital Resources:

The Company has funded its operations to date primarily from shareholder advances and stock subscriptions received. At September 30, 2000, the Company had cash and cash equivalents of $275,630 and negative working capital of $179,810.

Cash used by the Company for operating activities during the three months ended September 30, 2000 was $408,787. A primary component of the use of cash during the three months was the Company's net loss of $512,228 adjusted for non-cash adjustments for depreciation and amortization of $216,385. Additional uses of operating cash for the three months included increases in the Company's accounts receivable of $154,346, commissions receivable of $138,632, other assets of $57,718, and deposits of $12,315. The uses in operating cash were partially offset by cash provided of $101,003 from accounts payable, $143,708 of commissions payable, and $16,933 of interest payable. Cash used for investing activities includes $3,652 for the purchase of fixed assets. Additional uses of cash during the three months ended September 30, 2000 include payments on capital leases of $29,275.

                            COGNIGEN NETWORKS, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company currently has three notes payable and various capital leases with total outstanding balances of $914,428 at September 30, 2000. Two of the notes are due July 1, 2001 and one is due February 12, 2001. The Company has maturities of capital leases and notes payable of $902,276 required during the next twelve months. Cash generated from operations was not sufficient to meet the Company's working capital requirements for the quarter ended September 30, 2000, and may not be sufficient to meet the Company's working capital requirements for the foreseeable future. As a result, the Company is exploring various bridge financing and/or additional equity financing to meet current operating requirements until operations can generate sufficient cash to become self-sustaining. There can be no assurances that the Company will be able to secure additional debt or equity financing or that operations will produce adequate cash flows to allow the Company to meet all of the Company's future obligations. The Company has no significant planned capital expenditures covering the next twelve months. The Company maintains two customer databases containing archived names with historical records of long distance telecommunication service users, to which the Company intends to devote substantial efforts during the next twelve months to transform these names into active CST customer accounts. The Company has been in negotiations with a telemarketing firm to assist in the transformation of these names into active accounts. The Company anticipates an initial cost of approximately $93,000 for these telemarketing services and have received a verbal commitment from a third party to assist in funding these telemarketing costs, as necessary. The Company has also entered into an option agreement with a joint venture consisting of the sellers of the customer databases, which provides that if certain targeted levels of active customers cannot be transformed from the databases, the Company's original investment in these databases will be refunded through the forgiveness of the remaining debt outstanding and the return of the Company's shares to the Company. The Company believes this agreement is a major step in protecting the recoverability of the the Company's original investment in these databases.

                            COGNIGEN NETWORKS, INC.

                         Commission File Number: 0-11730

                        Quarter Ended September 30, 2000

                                   Form 10-QSB

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

a)       Exhibits

         27       Financial Data Schedule

b)       Reports on Form 8-K


On July 14, 2000,  a Current  Report on Form 8-K was filed that  reported  under
Item 5 that the Company had changed its name to Cognigen Networks, Inc. and that included Articles of Amendment to the Articles of Incorporation as an exhibit under Item 7(c).

On July 20, 2000, a Current Report on Form 8-K/A was filed reporting the name change under Item 5 and again filing the Articles of Amendment to the Articles of Incorporation as an exhibit under Item 7(c).

                            COGNIGEN NETWORKS, INC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIGEN NETWORKS, INC.



By: /s/ Darrell H. Hughes

      Darrell H. Hughes
      President and Chief Executive
      Officer

By: /s/ David G. Lucas

      David G. Lucas
      Chief Financial Officer

Denver, Colorado
November 13, 2000