Form 10QSB/A
period 2000-03-31
COGNIGEN NETWORKS INC
filed 2000-11-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                       Outstanding at
                Class                                  March 31, 2000
  -----------------------------                    ---------------------

Common Stock, $.001 par value                          44,989,102

Transitional Small Business Disclosure Format (Check one):  Yes ___   No   X
                                                                         -----

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                         Commission File Number: 0-11730

                          Quarter Ended March 31, 2000

                                  FORM 10-QSB/A

Part I - FINANCIAL INFORMATION

Unaudited Consolidated Statements of Operations..........................Page 1


Unaudited Consolidated Balance Sheets....................................Page 3


Unaudited Consolidated Statement of Stockholder's Equity (Deficit).......Page 4


Unaudited Consolidated Statements of Cash Flows..........................Page 5


Notes to Unaudited Consolidated Financial Statements.....................Page 6


Management's Discussion and Analysis or Plan of Operation................Page 13


Part II - OTHER INFORMATION..............................................Page 19


Signatures...............................................................Page 20

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Operations

                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                1999            2000
                                            ------------    ------------

Revenue
   Prepaid cards and pins ...............   $       --      $     82,632
   Marketing commissions ................           --           707,193
   Other ................................           --           129,504
   Allowances ...........................           --           (10,731)
                                            ------------    ------------
     Total revenue ......................           --           908,598
                                            ------------    ------------

Operating expenses

   Prepaid cards and pins ...............           --           170,798
   Marketing commissions ................           --           457,062
   Selling, general and administrative ..           --           811,662
                                            ------------    ------------
     Total operating expenses ...........           --         1,439,522
                                            ------------    ------------

Loss from operations ....................           --          (530,924)

Other income (expense)
   Other income .........................           --            42,452
   Interest expense .....................        (16,953)        (39,517)
                                            ------------    ------------

Loss before income taxes ................        (16,953)       (527,989)

Income taxes ............................          4,132            --
                                            ------------    ------------

Net loss ................................   $    (12,821)   $   (527,989)
                                            ============    ============

Loss per common share - basic and diluted   $       --      $      (0.01)
                                            ============    ============

Weighted average number of common shares
outstanding - basic and diluted               14,411,039      82,287,546
                                            ============    ============

            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Operations

                                                 Nine Months Ended
                                                     March 31,
                                            ----------------------------
                                                1999            2000
                                            ------------    ------------

Revenue
   Prepaid cards and pins ...............   $       --      $    846,427
   Marketing commissions ................           --         1,642,400
   Other ................................           --           131,874
   Allowances ...........................           --           (28,512)
                                            ------------    ------------
     Total revenue ......................           --         2,592,189
                                            ------------    ------------

Operating expenses

   Prepaid cards and pins ...............           --           710,389
   Marketing commissions ................           --         1,198,675
   Selling, general and administrative ..           --         7,780,615
                                            ------------    ------------
     Total operating expenses ...........           --         9,689,679
                                            ------------    ------------

Loss from operations ....................           --        (7,097,490)

Other income (expense)
   Other income .........................           --            59,179
   Interest expense .....................        (50,859)       (107,767)
                                            ------------    ------------

Loss before income taxes ................        (50,859)     (7,146,078)

Income taxes ............................         12,396            --
                                            ------------    ------------

Net loss ................................   $    (38,463)   $ (7,146,078)
                                            ============    ============

Loss per common share - basic and diluted   $       --      $      (0.09)
                                            ============    ============

Weighted average number of common shares
 outstanding - basic and diluted              14,411,039      76,736,355
                                            ============    ============


            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                      Unaudited Consolidated Balance Sheets

                                                        June 30,      March 31,
                                                         1999            2000
                                                     ------------    ------------

                                     Assets

Current assets
   Cash ..........................................   $       --      $  1,983,745
   Accounts receivable ...........................           --           160,569
   Advances - related party ......................           --           570,000
   Employee receivable ...........................           --            20,000
   Commissions receivable ........................           --           399,764
   Inventory .....................................           --            66,808
   Other current assets ..........................           --           108,698
                                                     ------------    ------------
     Total current assets ........................           --         3,309,584
                                                     ------------    ------------

Property and equipment, net ......................           --           254,038
                                                     ------------    ------------

Other assets

   Deposits and other assets .....................           --            10,590
   Goodwill, net .................................           --           181,708
   Customer lists ................................      1,300,000       1,300,000
   Deferred tax asset ............................         16,551          16,605
                                                     ------------    ------------
     Total other assets ..........................      1,316,551       1,508,903
                                                     ------------    ------------

Total assets .....................................   $  1,316,551    $  5,072,525
                                                     ============    ============

                 Liabilities and Stockholders' (Deficit) Equity

Current liabilities

   Interest payable ..............................   $     67,814    $    165,564
   Current portion of long-term debt .............        700,000         510,000
   Accounts payable ..............................           --            22,906
   Deferred revenue ..............................           --           149,262
   Commissions payable ...........................           --           289,691
   Payroll taxes payable .........................           --           124,424
   Income taxes payable ..........................           --            13,387
                                                     ------------    ------------
     Total current liabilities ...................        767,814       1,275,234

Long-term debt ...................................        600,000         180,000
                                                     ------------    ------------
     Total liabilities ...........................      1,367,814       1,455,234

Stockholders' (deficit) equity
   Common stock $.001 par value, 50,000,000 shares
    authorized; 14,411,039 and 44,989,102 issued
    at June 30, 1999 and March 31, 2000,
    respectively, and 37,298,444 to be issued
    at March 31, 2000 ............................             20          82,287
   Additional paid in capital ....................           --        10,732,365
   Accumulated deficit ...........................        (51,283)     (7,197,361)
                                                     ------------    ------------
     Total stockholders' (deficit) equity ........        (51,263)      3,617,291
                                                     ------------    ------------

Total liabilities and stockholders'
 (deficit) equity ................................   $  1,316,551    $  5,072,525
                                                     ============    ============

            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

       Unaudited Consolidated Statement of Shareholders' Equity (Deficit)

                    For the Nine Months Ended March 31, 2000



                                             Common Stock
                                      ---------------------------                                      Total
                                                                     Additional                     Shareholders'
                                                                       Paid-in       Accumulated       Equity
                                         Shares         Amount         Capital         Deficit       (Deficit)
                                      ------------   ------------   ------------    ------------    ------------

Balance June 30, 1999 .............     11,377,137   $         20   $       --      $    (51,283)   $    (51,263)

Stock issued in connection with the
 acquisition of Cognigen assets
 (Note 5) .........................     42,664,260             55         30,000            --            30,055

Reverse acquisition (Note 5) ......     15,757,047         69,723       (261,957)           --          (192,234)

Common stock issued for cash net of
 $727,474 of expenses (Note 6) ....     12,489,102         12,489      5,127,598            --         5,140,087

Options issued for services to
 non-employees (Note 6) ...........           --             --        5,836,724            --         5,836,724

 Net loss .........................           --             --             --        (7,146,078)     (7,146,078)
                                      ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2000 ...........     82,287,546   $     82,287   $ 10,732,365    $ (7,197,361)   $  3,617,291
                                      ============   ============   ============    ============    ============



            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Cash Flows


                                                         Nine Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1999          2000
                                                     -----------    -----------
Cash flows from operating activities
   Net loss ......................................   $   (38,463)   $(7,146,078)
                                                     -----------    -----------
   Adjustments to reconcile net loss to net
    cash provided by operating activities
     Depreciation and amortization ...............          --           45,013
     Stock options granted and stock issued
      to employees for services to non employees .          --        5,836,724
     Stock issued in connection with the
      acquisition of Cognigen assets and employment
      agreements .................................          --           30,000
     Changes in assets and liabilities
       Receivables ...............................          --         (300,826)
       Inventory .................................          --          (41,732)
       Other current assets ......................          --         (107,946)
       Interest payable ..........................        50,859         97,750
       Accounts payable ..........................          --           93,669
       Deferred revenue ..........................          --           77,499
       Intangible assets .........................          --           (9,075)
       Commissions payable .......................          --          105,423
       Income taxes payable ......................          --             (383)
                                                     -----------    -----------
                                                          50,859      5,826,116
                                                     -----------    -----------
         Net cash used in operations .............        12,396     (1,319,962)
                                                     -----------    -----------

Cash flows from investing activities
   Capital expenditures ..........................          --         (187,628)
   Cash acquired in acquisition ..................          --           21,248
   Advances to related party .....................          --         (570,000)
                                                     -----------    -----------
         Net cash used in investing activities ...       (12,396)      (736,380)
                                                     -----------    -----------

Cash flows from financing activities
   Net proceeds from stock issuance ..............          --        5,140,087
   Distribution related to reverse acquisition ...          --         (190,000)
   Payments on notes payable .....................          --         (910,000)
                                                     -----------    -----------
         Net cash provided by financing activities          --        4,040,087
                                                     -----------    -----------

Net increase in cash .............................          --        1,983,745

Cash and cash equivalents-beginning of period ....          --             --
                                                     -----------    -----------

Cash and cash equivalent-end of period ...........   $      --      $ 1,983,745
                                                     ===========    ===========

Non-cash investing and financing activities (Note 8).

            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

              Notes to Unaudited Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

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

Basis of Presentation
---------------------

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

These unaudited consolidated financial statements include the accounts of Inter-American Telecommunications Corporation, ITHC, Cognigen Corporation
(Cognigen) and the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes at rates based on estimated useful lives ranging from 3-7 years.

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

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

              Notes to Unaudited Consolidated Financial Statements


Note 1 - Description of Business and Summary of Signficant Accounting Policies (continued)
------------------------------------------------------------------------------

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

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business and Summary of Signficant Accounting Policies (continued)
-------------------------------------------------------------------------------

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


Note 2 - Long-Term Debt
-----------------------

Long-term debt consists of the following:

                                                   June 30,       March 31,
                                                     1999           2000
                                                  -----------    ----------
8% unsecured  promissory notes payable,
  principal and interest due upon maturity
  at July 2000 ............................       $ 1,300,000    $   510,000

8% unsecured  promissory  note payable,
  principal and interest due upon maturity
  at November 2000 .......................              --           180,000
                                                  -----------    -----------
                                                    1,300,000        690,000
         Less current portion of long-term debt      (700,000)      (510,000)
                                                  -----------    -----------

                                                  $   600,000    $   180,000
                                                  ===========    ===========

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

              Notes to Unaudited Consolidated Financial Statements


Note 3 - Business Acquisitions
------------------------------

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


Note 3 - Business Acquisitions (continued)
------------------------------------------

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

Cognigen Switching Acquisition
------------------------------

On April 15, 2000, the Company purchased the outstanding stock of Cognigen Switching (f.k.a. Aquila International Telecommunications, Inc.) for 2,041,445 shares and $590,000 in previous cash advances to Cognigen Switching for a total purchase price of $3,287,397. This transaction was accounted for as a purchase. Intangible assets acquired are amortized over five years. The results of operations have been included from the date of acquisition forward in the accompanying financial statements.

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

              Notes to Unaudited Consolidated Financial Statements


Note 3 - Business Acquisitions (continued)
------------------------------------------

The combined aggregate purchase price of the Company's acquisition of Cognigen Switching and Cognigen have been allocated to the assets acquired and liabilities assumed based on the fair market values on the date of acquisition, as follows:

Cash .................   $    34,900
Accounts receivable ..       318,521
Property and equipment       205,777
Intangible assets ....     3,809,934
Deposits and other ...       103,719
Accounts payable .....       (41,910)
Accrued expenses .....      (408,872)
Debt .................      (434,617)
                         -----------

                         $ 3,587,452
                         ===========


Note 4 - Stockholders' Equity
-----------------------------

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


Note 5 - Related Party Activities
---------------------------------

During the nine months ended March 31, 2000, the Company advanced $570,000 to a company it had entered into a letter-of-intent to acquire. The Company completed the acquisition in April of 2000 by issuing 2,041,445 shares of its common stock for all of the stock of the company acquired.


Note 6 - Non-Cash Investing and Financing Activities
----------------------------------------------------

During the nine months ended March 31, 2000:

The Company acquired net assets of 86,230 and recorded goodwill in the amount of $213,770 by issuing a note for $300,000 in connection with a business acquisition (Note 5).

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

The Company intends to seek an increase in their authorized number of shares or the authorization for a 1-2, 1-3 or 1-4 reverse stock split as the Board deems appropriate. The Company intends to take these actions at its next annual shareholder meeting.

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

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                         Unaudited Results of Operations




                                                    Unaudited Results of Operations for         Unaudited Results of Operations
                                                               The Company                              for Cognigen
                                                  ---------------------------------------   --------------------------------------
                                                  Three Months Ended    Nine Months Ended   Three Months Ended   Nine Months Ended
                                                       March 31,            March 31,            March 31,            March 31,
                                                        2000                 2000                 1999                 1999
                                                  ------------------   ------------------   ------------------    ----------------
Revenue
   Prepaid cards and pins                           $         82,632     $        846,427     $        226,616     $        657,003
   Marketing commissions                                     707,193            1,642,400              277,596              434,707
   Other                                                     129,504              131,874                   -                    -
   Allowances                                                (10,731)             (28,512)                  -                    -
                                                    ----------------     ----------------     ----------------     ---------------
     Total revenue                                           908,598            2,592,189              504,212            1,091,710

Operating expenses

   Prepaid cards and pins                                    170,798              710,389              193,883              450,007
   Marketing commissions                                     457,062            1,198,675              205,334              321,367
   Sales, general and administrative                         781,662            7,750,615              138,234              359,023
                                                    ----------------     ----------------     ----------------     ----------------
     Total operating expenses                              1,409,522            9,659,679              537,451            1,130,397
                                                    ----------------     ----------------     ----------------     ----------------

Loss from operations                                        (500,924)          (7,067,490)             (33,239)             (38,687)

Other income (expense)
   Other income                                               42,452               59,179                   -                    -
   Interest expense                                          (39,517)            (107,767)                  -                    -
                                                    ----------------     ----------------     ----------------     ---------------

Net income (loss)                                   $       (497,989)    $     (7,116,078)    $        (33,239)    $        (38,687)
                                                    ================     ================     ================     ================

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

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

Operating costs related to prepaid cards and pins for the three months ended March 31, 2000 decreased $23,085, or 12%, to $170,798 from $193,883 during the three months ended March 31, 1999. Operating costs related to commissions for the three months ended March 31, 2000 increased $251,728, or 123%, to $457,062 from $205,334 during the three months ended March 31, 1999. The cost increases are directly related to the increases in sales revenue

General and administrative operating expenses increased $643,428, or 465%, to $781,662 during the three months ended March 31, 2000 from $138,234 during the three months ended March 31, 1999. This increase is due to increased salaries of $164,706 or 182% as a result of more headcount, increased legal and professional expenses of $101,031 or 131% due to acquisitions and increased commissions paid of $51,200 or 13%.

The Company incurred a loss from operations of $500,924 for the three months ended March 31, 2000 compared to $33,239 for the three months ended March 31, 1999. The decrease in operating loss during the current period is directly related to the increase in general and administrative expenses discussed above.

Net interest income for the three months ended March 31, 2000 of $2,935 compares to net interest income during the same three months ended March 31, 1999 of $0. The reason for this increase is due to larger cash balances earning interest from an increase in deposits. After interest income, the net loss for the three months ended March 31, 2000 was $497,989, or $.01 loss per share, compared to net income of $33,239 for the three months ended March 31, 1999.

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

General and administrative operating expenses increased $7,391,592, or 2,059%, to $7,750,615 during the nine months ended March 31, 2000 from $359,023 during the nine months ended March 31, 1999. This increase is due to a non-cash charge for options granted to non-employees of $5,836,724 in addition to increased salaries resulting from significant Company growth and increased legal and professional costs from business acquisitions and related public filings.

The Company incurred a loss from operations of $7,067,490 for the nine months ended March 31, 2000 compared with an operating loss of $38,687 for the nine months ended March 31, 1999. The increase in operating loss during the period is also related to the increase in general and administrative costs discussed above.

Net interest expense for the nine months ended March 31, 2000 of $48,588 compares to net interest expense during the nine months ended March 31, 1999 of $0. The reason for this increase is due to an increase in outstanding debt. After interest expense, the net loss for the nine months ended March 31, 2000 was $7,116,078, or $0.09 loss per share, compared to net loss of $38,687 for the nine months ended March 31, 1999.

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

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cash used by the Company for operating activities during the nine months ended March 31, 2000 was $1,319,962. A primary component of the use of cash during the nine months was the Company's net loss of $7,116,078 adjusted for non-cash adjustments for depreciation and amortization of $45,013 and stock option expense of $5,836,724. Additional uses of operating cash for the nine months included increases in the Company's accounts receivable of $300,826, inventory of $41,732 and other current assets of $107,946. The uses in operating cash were partially offset by cash provided of $97,750 from interest payable, $93,669 of accounts payable, deferred revenue of $77,499 and commissions payable of $105,423. Sources of cash from investing activities include $21,248 from the acquisition of Cognigen. Additional sources and uses of cash during the nine months ended March 31, 2000 also include net proceeds from the receipt of stock subscriptions of $5,140,087, capital expenditures of $187,628, payments on notes payable of $910,000 and a distribution in connection with the reverse acquisition.

The Company currently has three notes with total outstanding balances of $690,000. Two of these notes are due in July 2000 while the remaining note is due November 2000.

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

The Company advanced $570,000 to Aquila International Telecommunications, Inc. (Aquila) in connection with a carrier service agreement. This agreement was for performing services for migrating customers from the Company's customer lists to active status switching services and full customer maintenance. The Company acquired all of the outstanding common stock of Aquila in April 2000 by issuing 2,041,445 shares of its common stock. The required financial statements and pro forma information will be included in the Company's Current Report on Form 8K/A anticipated to be filed with the Securities and Exchange Commission within the required timeline.

Acquila maintains two customer databases containing archived names with historical records of long distance telecommunication service users, to which we intend to devote substantial efforts during the future months to transform these names into active customer accounts.

                             COGNIGEN NETWORKS, INC.

                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                         Commission File Number: 0-11730

                          Quarter Ended March 31, 2000

                                  Form 10-QSB/A

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

SILVERTHORNE PRODUCTION COMPANY



By: /s/ Darrell H. Hughes
    ---------------------
      Darrell H. Hughes
      President and Chief Executive
      Officer

By:  /s/ David G. Lucas
     -------------------
      David G. Lucas

      Chief Financial Officer

Denver, Colorado
November 14, 2000