Form 10QSB/A
period 1999-09-30
COGNIGEN NETWORKS INC
filed 2000-11-15
CIK 726293

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

                For the transition period from ______ to ________
                                   ----------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                             Outstanding at
                    Class                                  September 30, 1999
           -------------------------                   -------------------------

Common Stock, .001 par value                                   32,500,000

Transitional Small Business Disclosure Format (Check one):  Yes ___   No   X
                                                                         ------

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)




                         Commission File Number: 0-11730

                        Quarter Ended September 30, 1999

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



Unaudited Consolidated Balance Sheets....................................Page 2



Unaudited Consolidated Statements of Cash Flows..........................Page 3



Notes to Unaudited Consolidated Financial Statements.....................Page 4



Management's Discussion and Analysis or Plan of Operation................Page 10



Part II - OTHER INFORMATION.............................................Page 14



Signatures..............................................................Page 16

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Operations

                                                 Three Months Ended
                                                    September 30,
                                            ----------------------------
                                                1998            1999
                                            ------------    ------------

Revenue
   Prepaid cards and pins ...............   $       --      $    445,090
   Commissions ..........................           --           445,133
   Allowances ...........................           --            (5,379)
                                            ------------    ------------
     Total revenue ......................           --           884,844
                                            ------------    ------------

Operating expenses

   Prepaid cards and pins ...............           --           302,637
   Commissions ..........................           --           345,043
   Sales, general and administrative ....           --         6,472,289
                                            ------------    ------------
     Total operating expenses ...........           --         7,119,969
                                            ------------    ------------

Loss from operations ....................           --        (6,235,125)

Other income (expense)
   Interest expense .....................         16,953          35,550
                                            ------------    ------------

Loss before income taxes ................        (16,953)     (6,270,675)

Income taxes ............................          4,132            --
                                            ------------    ------------

Net loss ................................   $    (12,821)   $ (6,270,675)
                                            ============    ============

Loss per common share - basic and diluted   $       --      $       (.26)
                                            ============    ============

Weighted average number of common shares
 outstanding - basic and diluted                   2,000      24,123,524
                                            ============    ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                      Unaudited Consolidated Balance Sheets


                                                       June 30,    September 30,
                                                         1999          1999
                                                     -----------    -----------

                                                                Assets

Current assets
   Cash ..........................................   $      --      $   286,199
   Accounts receivable ...........................          --          190,528
   Advances to related party .....................          --          200,000
   Inventory .....................................          --           20,993
   Other current assets ..........................          --              752
                                                     -----------    -----------
     Total current assets ........................          --          698,472
                                                     -----------    -----------

Property and equipment ...........................          --           67,137
                                                     -----------    -----------

Other assets

   Deposits and other assets .....................          --            1,515
   Goodwill, net .................................          --          203,086
   Customer lists ................................     1,300,000      1,300,000
   Deferred tax asset ............................        16,551         16,605
                                                     -----------    -----------
     Total other assets ..........................     1,316,551      1,521,206
                                                     -----------    -----------

Total assets .....................................   $ 1,316,551    $ 2,286,815
                                                     ===========    ===========

Liabilities and Stockholders' (Deficit) Equity

Current liabilities

   Interest payable ..............................   $    67,814    $   103,364
   Current portion of long-term debt .............       700,000      1,300,000
   Accounts payable ..............................          --           15,144
   Deferred revenue ..............................          --           73,689
   Commissions payable ...........................          --          220,112
   Payroll taxes payable .........................          --           53,840
   Income taxes payable ..........................          --           13,770
                                                     -----------    -----------
     Total current liabilities ...................       767,814      1,779,919

Long-term debt ...................................       600,000        300,000
                                                     -----------    -----------
     Total liabilities ...........................     1,367,814      2,079,919

Stockholders' (deficit) equity
   Common stock, $.01 (June) and $.001 (September)
    par value, 10,000 shares authorized; 2,000
    shares issued and outstanding at June 30, 1999
    and 50,000,000 shares authorized; 32,500,000
    issued and outstanding and 40,006,916 to be
    issued at September 30, 1999 .................            20         72,506
   Additional paid in capital ....................          --        6,646,348
   Accumulated deficit ...........................       (51,283)    (6,511,958)
                                                     -----------    -----------
     Total stockholders' (deficit) equity ........       (51,263)       206,896
                                                     -----------    -----------

Total liabilities and stockholders'
 (deficit) equity ................................   $ 1,316,551    $ 2,286,815
                                                     ===========    ===========

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Cash Flows


                                                               Three Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               1998           1999
                                                           -----------    -----------
Cash flows from operating activities
   Net loss ............................................   $   (12,821)   $(6,270,675)
                                                           -----------    -----------
   Adjustments to reconcile net loss to net cash
    provided by operating activities
     Depreciation and amortization .....................          --           22,908
     Stock options granted for services to non employees          --        5,836,724
     Changes in assets and liabilities
       Accounts receivable .............................          --           88,979
       Inventory .......................................          --            4,083
       Intangible assets ...............................        (4,132)          --
       Interest payable ................................        16,953         35,550
       Accounts payable ................................          --           11,887
       Deferred revenue ................................          --            1,926
       Commissions payable .............................          --           35,844
       Payroll taxes payable ...........................          --            3,436
                                                           -----------    -----------
                                                                12,821      6,041,337
                                                           -----------    -----------
         Net cash used in operations ...................          --         (229,338)
                                                           -----------    -----------

Cash flows from investing activities
   Cash acquired in acquisition ........................          --           21,248
   Advances to related party ...........................          --         (200,000)
                                                           -----------    -----------
         Net cash provided by investing activities .....          --         (178,752)
                                                           -----------    -----------

Cash flows from financing activities
   Proceeds from subscriptions received ................          --          884,289
   Payments on notes payable ...........................          --         (315,000)
   Proceeds from notes payable .........................          --          125,000
                                                           -----------    -----------
         Net cash provided by financing activities .....          --          694,289
                                                           -----------    -----------

Net increase in cash ...................................          --          286,199

Cash and cash equivalents-beginning of period ..........          --             --
                                                           -----------    -----------

Cash and cash equivalent-end of period .................   $      --      $   286,199
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

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

              Notes to Unaudited Consolidated Financial Statements



Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, which have been derived from the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in Silverthorne Production Company's ("Company") Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to in order to make the financial statements not misleading. The results are not necessarily indicative of these for a complete fiscal year.

Basis of Presentation
---------------------

These unaudited consolidated financial statements include the accounts of Inter-American Telecommunications Corporation, Inter-American Telecommunications Holding Corporation (ITHC), Cognigen Corporation (Cognigen) and the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Intangible Assets
-----------------

Intangible assets are stated at cost and consist of goodwill and customer lists. Goodwill is amortized u sing the straight-line method over five years. Customer lists will be amortized over five years, once they are utilized in operations.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

              Notes to Unaudited Consolidated Financial Statements



Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

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

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

              Notes to Unaudited Consolidated Financial Statements



Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

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

Acquisition of Customer Databases (continued)
---------------------------------------------

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

Reverse Acquisition (continued)
-------------------------------

In January 2000, the Company entered into a letter of intent to acquire Aquila International Telecommunications, Inc., subject to the execution of a definitive agreement and other conditions.


Note 3 - Common Stock and Stock Options
---------------------------------------

During the three months ended September 30, 1999, the Company received subscriptions for 2,708,472 shares of the Company's common stock at a price of $0.38 per share from various persons. The subscriptions and cash were received prior to September 30, 1999, however, the stock will not be issued until after the number of authorized shares is increased or a reverse stock split is effected. The Company agreed to pay a fee of 12% of the total proceeds received from the sale of the common stock to a distributor and issue warrants to purchase up to a maximum of 1,500,000 shares of the Company's common stock to various persons in connection with the sales and subsequent sales. As of September 30, 1999, the Company had paid approximately $177,000 towards the total fee due.

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

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

              Notes to Unaudited Consolidated Financial Statements




Note 4 - Long-Term Debt
-----------------------

Long-term debt consists of the following:

                                             June 30,     September 30,
                                               1999           1999
                                            -----------    -----------
8% unsecured  promissory notes payable,
 principal and interest due upon maturity
 at July 2000 ...........................   $ 1,300,000    $ 1,300,000

8% unsecured  promissory  note payable,
 principal and interest due upon maturity
 at November 2000 .......................         --           300,000
                                            -----------    -----------
                                              1,300,000      1,600,000
Less current portion ....................      (700,000)    (1,300,000)
                                            -----------    -----------

                                            $   600,000    $   300,000
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

Results of Operations for Cognigen for the Three Months Ended September 30, 1998

Revenue
     Prepaid cards and pins ..........   $ 222,762
     Commissions .....................      74,360
                                         ---------
         Total revenue ...............     297,122

Operating expenses

     Prepaid cards and pins ..........     123,899
     Commissions .....................      63,599
     Sales, general and administrative     144,977
                                         ---------
         Total operating expenses ....     332,475
                                         ---------

Loss from operations and before taxes      (35,353)

Income taxes .........................        --
                                         ---------

Net loss .............................   $ (35,353)
                                         =========

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

General and administrative operating expenses increased $6,327,312, or 4,364%, to $6,472,289 during the three months ended September 30, 1999 from $144,977 during the three months ended September 30, 1998. This increase is primarily due to the addition of staff and the charge for stock options granted to non employees.

The Company incurred a loss from operations of $6,270,675 for the three months ended September 30, 1999 compared with a loss from operations of $35,353 for the three months ended September 30, 1998. The primary increase in the loss from operations during the current period is mostly related to the increased staff costs and the charge for stock options granted to non employees.

Net interest expense for the three months ended September 30, 1999 of $35,550 compares to net interest expense during the same three months ended September 30, 1998 of $0. The reason for this increase is due to increased borrowings during the three months ended September 30, 1999. After interest expense, the net loss for the three months ended September 30, 1999 was $6,270,675, or $(.26) per share, compared to a net loss of $35,353 for the three months ended September 30, 1998.

Liquidity and Capital Resources:

The Company has funded its operations to date primarily from shareholder advances and stock subscriptions received. At September 30, 1999, the Company had cash and cash equivalents of approximately $286,199 and a working capital deficit of $1,081,447.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)


            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cash used by the Company for operating activities during the three months ended September 30, 1999 was approximately $229,338. A primary component of the use of cash during the three months was the Company's net loss of $6,270,675 adjusted for non-cash adjustments of depreciation and amortization of approximately $22,908 and stock option expense of $5,836,724. Sources of operating cash were the increase in payables and deferred revenue of $86,717 and $1,926, respectively. Additional sources of cash include $21,248 from the acquisition of Cognigen. Additional sources and uses of cash during the three months ended September 30, 1999 included net proceeds from the receipt of stock subscriptions of $884,289, proceeds from notes payable of $150,000 and payments on notes payable of $315,000.

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

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                         Commission File Number: 0-11730
                        Quarter Ended September 30, 1999

                                  Form 10-QSB/A

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

During the three months ended September 30, 1999, Silverthorne received subscriptions for 2,708,472 shares of Silverthorne's common stock at a price of $0.38 per share from various persons. The subscriptions were received as a result of offers that were made pursuant to Regulation S adopted under the Securities Act. The subscriptions were accepted after September 30, 1999. All of the offers and sales of the shares were made in "offshore transactions" as defined in Regulation S and appropriate "offering restrictions" as defined in Regulation S were implemented in connection with the sales. Further, all of the stock certificates issued to the purchasers have a legend prohibiting transfer of the shares unless the shares are registered under the Securities Act or the transfer is exempt from the registration requirements thereof. The Company paid a fee of 12% of the total proceeds received from the sale of the common stock to a distributor and later agreed to issue warrants to purchase 1,500,000 shares of Silverthorne's common stock to various persons in connection with the sales and subsequent sales made by the Silverthorne. Further, ITHC and another Company transferred 200,000 shares of the Silverthorne's common stock to two persons in connection with all of the sales.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)



Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

     27        Financial Data Schedule

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

COGNIGEN NETWORKS, INC. (FORMERLY SILVERTHORNE PRODUCTION COMPANY)



By:/s/ Darrell H. Hughes
   -------------------
      Darrell H. Hughes
      President and Chief Executive
      Officer

By: /s/ David G. Lucas
   -------------------
      David G. Lucas
      Chief Financial Officer

Denver, Colorado
November __, 2000