Form 10QSB/A
period 2000-06-30
COGNIGEN NETWORKS INC
filed 2001-01-19
CIK 726293

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

                              (206) 297-6151
                        (Issuer's Telephone number)

                                    N/A
  ______________________________________________________________________
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
                              Yes ___ No ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares  outstanding of each of the issuer's  classes of common equity, as of the latest practicable date.

                                                Outstanding at
         Class                                September 30, 2000
Common Stock, $.001 par value                     47,002,547

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes _____
No  X

                          COGNIGEN NETWORKS, INC.

                      Commission File Number: 0-11730

                     Quarter Ended September 30, 2000

                               FORM 10-QSB/A

Part I - FINANCIAL INFORMATION

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - OTHER INFORMATION

Changes in Securities

Signatures

                          COGNIGEN NETWORKS, INC.

              Unaudited Consolidated Statements of Operations

                                                                  Three Months Ended
                                                                     September 30,
                                                            ----------------------------
                                                               1999              2000
                                                            ----------        ----------
                                                                      (Restated)
Revenue
  Prepaid cards and pins                                    $  445,090        $  181,212
  Call back and switching services                                  -            118,792
  Commissions                                                  445,133           871,647
  Allowances                                                    (5,379)            5,059
                                                            ----------        ----------
   Total revenue                                               884,844         1,176,710
                                                            ----------        ----------

Operating expenses
  Prepaid cards and pins                                       302,637           130,830
  Call back and switching services                                  -            129,569
  Marketing Commissions                                        345,043           457,217
  Sales, general and administrative                          6,547,289         1,026,672
                                                            ----------        ----------
   Total operating expenses                                  7,194,969         1,744,288
                                                            ----------        ----------

Loss from operations                                        (6,310,125)         (567,578)

Other income (expense)
  Interest expense                                             (35,550)          (19,650)
                                                            ----------        ----------

Loss before income taxes                                    (6,345,675)         (587,228)

Income taxes                                                        -                 -
                                                            ----------        ----------

Net loss                                                   $(6,345,675)       $ (587,228)
                                                           ===========        ==========

Loss per common share - basic and diluted                   $     (.26)       $     (.01)
                                                            ==========        ==========

Weighted average number of common shares outstanding -
 basic and diluted                                          24,123,524        84,278,991
                                                            ==========        ==========

            See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Balance Sheet

                                                             June 30,      September 30,
                                                               2000            2000
                                                            -----------     -----------
                                                                    (Restated)
                                         Assets
Current assets
  Cash                                                      $   717,344     $   275,630
  Accounts receivable, net of allowance for doubtful             61,046         215,392
   accounts of $5,000
  Commissions receivable, net of allowance for doubtful         538,163         676,795
   accounts of $25,000
  Employee receivable                                             1,661           2,957
  Inventory                                                     133,486         128,229
  Other current assets                                          417,028         473,450
                                                            -----------     -----------
      Total current assets                                    1,868,728       1,772,453
                                                            -----------     -----------

Property, plant and equipment, net of accumulated
 depreciation of $363,121 at June 30, 2000 and $430,
 592 at September 30, 2000                                      486,291         422,472
                                                            -----------     -----------

Other assets
  Deposits and other assets                                      88,552         100,867
  Goodwill, net                                               3,655,017       3,506,103
  Customer databases, net of $300,000 and $375,000 of         1,000,000         925,000
amortization
  Deferred tax asset - non current                                   -               -
                                                            -----------     -----------
      Total other assets                                      4,743,569       4,531,970
                                                            -----------     -----------

Total assets                                                $ 7,098,588     $ 6,726,895
                                                            ===========     ===========

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $    97,420     $   198,423
  Other accrued liabilities                                     108,324          88,561
  Interest payable                                              239,421         256,354
  Commissions payable                                           326,681         470,389
  Payroll taxes payable                                          21,179          24,108
  Current portion of capital leases                             106,551          77,276
  Current portion of notes payable                              315,000         825,000
                                                            -----------     -----------
      Total current liabilities                               1,214,576       1,940,111
                                                            -----------     -----------

Long-term portion of capital leases                              12,152          12,152
Long-term portion of notes payable                              510,000              -
                                                            -----------     -----------
      Total liabilities                                       1,736,728       1,952,263
                                                            -----------     -----------

Commitments and contingencies

Stockholders' equity
  Common stock $.001 par value, 50,000,000 shares
   authorized; 46,980,547 and 46,980,547 issued and
   outstanding at June 30, 2000 and September 30, 2000,          84,278          84,278
   and 37,298,444 to be issued shares (2000)
  Additional paid-in capital                                 13,594,051      13,594,051
  Accumulated deficit                                        (8,316,469)     (8,903,697)
                                                            -----------     -----------
      Total stockholders' equity                              5,361,860       4,774,632
                                                            -----------     -----------

Total liabilities and stockholders' equity                  $ 7,098,588     $ 6,726,895
                                                            ===========     ===========

            See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

              Unaudited Consolidated Statements of Cash Flows

                                                                 Three Months Ended
                                                                   September 30,
                                                            ---------------------------
                                                               1999            2000
                                                            -----------     -----------
                                                                    (Restated)
Cash flows from operating activities
  Net loss                                                  $(6,345,675)    $ (587,228)
                                                            -----------     ----------
 Adjustments to reconcile net loss to net cash
   provided by operating activities
   Depreciation and amortization                                99,908         291,385
   Stock options granted for services to non employees       5,836,724              -
   Changes in assets and liabilities
     Accounts receivable                                        88,979        (154,346)
     Commissions receivable                                         -         (138,632)
     Inventory                                                   4,083           5,257
     Other assets                                                   -          (57,718)
     Deposits                                                       -          (12,315)
     Interest payable                                           35,550          16,933
     Accounts payable                                           11,887         101,003
     Accrued expenses                                               -          (19,763)
     Deferred revenue                                            1,926              -
     Commissions payable                                        35,844         143,708
     Payroll taxes payable                                       3,436           2,929
                                                            ----------      ----------
                                                             6,118,337         178,441
                                                            ----------      ----------
      Net cash used in operations                             (227,338)       (408,787)
                                                            ----------      ----------

Cash flows from investing activities
  Cash acquired in acquisition                                  21,248              -
  Purchases of fixed assets                                         -           (3,652)
  Advances to related party                                   (200,000)             -
                                                            ----------      ----------
      Net cash provided by (used by) investing activities     (178,752)         (3,652)
                                                            ----------      ----------
Cash flows from financing activities
  Proceeds from subscriptions received                         884,289              -
  Payments on notes payable                                   (315,000)             -
  Proceeds from notes payable                                  125,000             -
  Payments on capital leases                                        -          (29,275)
                                                            ----------      ----------

      Net cash provided by financing activities                694,289         (29,275)
                                                            ----------      ----------
Net increase in cash and cash equivalents                      288,199        (441,714)

Cash and cash equivalents-beginning of period                       -          717,344
                                                            ----------      ----------

Cash and cash equivalents-end of period                     $  288,199      $  275,630
                                                            ==========      ==========

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

The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information.  Accordingly,  they do not include all the
information  and  footnotes  required  by  generally  accepted   accounting
principles  for financial  statements.  For further  information,  refer to the audited  consolidated  financial  statements  and notes thereto for the year ended June 30, 2000,  included in the Company's  Annual Report on Form
10-KSB and Form 10-KSB/A filed with the Securities and Exchange Commission.

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

Note 4 - Stock Options

In August  1999,  the  Company  issued  32,400,000  options  entitling  the holders to purchase  the  Company's  common  stock at $0.46 per share.  The options vest  immediately  and expire five years from the date issued.  The options  cannot be  exercised  until the  Company  amends  it  articles  of incorporation  or effects a reverse  split of its  common  stock so that it has  sufficient  shares  available  for issuance upon the exercise of these options.  25,200,000  of these options were issued to  non-employees  while the remaining  options were issued to employees and directors.  The Company has  adopted the  disclosure-only  provisions  of  Statement  of  Financial
Accounting  Standards No. 123,  "Accounting for Stock-Based  Compensation."
Accordingly,  no  compensation  cost  has  been  recognized  for the  stock options  issued to employees  and  directors.  $6,022,044  of  compensation expense  was  recorded  in  connection  with  the  options  granted  to non employees based on a value of $.23 per option.

Note 5 - Customer Databases

The  Company  maintains  two  customer   databases  which  were  originally
compiled  in October  1998.  These  customer  databases  were  acquired  in
connection   with   the   initial    capitalization    of    Inter-American
Telecommunications   Holding  Corporation   (ITHC),   which  acquired  from
Telkiosk,  Inc.  and  Combined  Telecommunications  Consultancy,  LTD (CTC)
customer databases valued at $500,000 and $800,000,  respectively,  through the issuance of $500,000 and $800,000 in notes payable,  and by issuing 500
(2,844,285 as adjusted) and 1,000  (5,688,570 as adjusted) shares of common stock,  respectively.  ITHC also issued 500 (2,844,285 as adjusted)  shares of common stock to Inter-American  Telecommunications  Corporation (ITC) as
part of its initial  capitalization  for backroom support to be provided to
ITHC in the future.  The customer  databases  were  originally  recorded at their  predecessor  cost of  $1,300,000,  with the  shares of common  stock issued  being  recorded  at their  nominal  par value  ($.001) of $20.  The
Company intends to migrate these names into active long distance  customers of Cognigen Switching Technologies,  Inc. (CST), the Company's wholly owned
subsidiary.   The  Company's  plans  for  the   solicitation   process  are
currently  underway and the Company  plans to be completed by October 2001.
In October 2000, the Company also entered into an option  agreement with an entity formed by the entities which originally sold the Company's  customer databases to the  Company's  predecessor.  The  agreement  provides that if the  Company  has  not  been  able  to  establish  at  least  5,000  active telecommunications  subscribers  from the combined lists by March 30, 2001, the  Company  has the  option  to  require  the  entity to  repurchase  the customer  lists  from the  Company to enable  the  Company  to recover  its investment in these databases.

Note 6 - Amortization of Customer Databases

The Company  changed its method of  amortizing  customer  databases  during fiscal  2000.  Previously  the  Company  did  not  begin  to  amortize  its
customer   databases  until  the  migration  of  these  names  into  active customers  had begun.  However,  effective  July 1, 1999 as a result of the significant  uncertainties  surrounding  the  commencement of the migration process,  the Company has reflected  amortization  of these  databases over their estimated  remaining useful lives of 4.33 years (through  November 1,
2003).  The effects of this  correction  on previously  reported  quarterly amounts was $75,000 of additional amortization expense as follows:

                                               Net          Loss           Stockholders'
                                              Loss        Per Share           Equity
                                           -----------    ---------        -------------

Three months ended  September 30, 2000,
 as reported                               $  (512,228)    $  (.01)         $ 5,149,632

Three months ended  September 30, 2000,
 as adjusted                               $  (587,228)    $  (.01)         $ 4,774,632

Three months ended  September 30, 1999,
 as reported                               $(6,270,675)    $  (.26)         $   206,896

Three months ended  September 30, 1999,
 as adjusted                               $(6,345,675)    $  (.26)         $   131,896

                          COGNIGEN NETWORKS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain of the  information  discussed  herein,  and in  particular in this
section  entitled   "Management's   Discussion  and  Analysis  or  Plan  of
Operation,"  contains  forward-looking  statements  that involve  risks and uncertainties  that might  adversely  affect the  operating  results of the
Company  in the  future in a material  way.  Such  risks and  uncertainties include,  without  limitation,  the Company's  possible inability to obtain additional  financing,  lack of agent growth,  loss of key personnel,  rate changes,  fee policy or  application  changes,  technological  changes  and increased  competition.  Many of these  risks are beyond the control of the
Company.   The  Company  is  not  entitled  to  rely  on  the  safe  harbor provisions of Section 27A of the  Securities  Act of 1933,  as amended,  or
Section  21E of the  Securities  Exchange  Act of 1934,  as  amended,  when making forward-looking statements.

Overview

The  Company is engaged in the  business  of  providing  telecommunications products  and  services to  worldwide  markets.  The  Company's  activities include selling prepaid calling cards,  providing call switching  services, and Internet marketing of telecommunications  products and services, pagers and computers.

The Company was  incorporated  on May 6, 1983,  in Colorado.  On August 20,
1999,  the Company  completed the  acquisition  of all of the net assets of
Inter-American  Telecommunications  Holding  Corporation (ITHC) in exchange for up to 49,041,397  shares of the Company's  common stock.  For financial statement  purposes,  this  business  combination  was  accounted for as an additional  capitalization of ITHC (a reverse acquisition in which ITHC was the accounting acquirer).  For accounting purposes,  ITHC is considered the surviving  entity  and the  historical  financial  statements  prior to the acquisition are those of ITHC.

Three  Months  Ended  September  30, 2000  Compared to Three  Months  Ended
September 30, 1999

Total revenue for the three months ended  September 30, 2000 was $1,176,710 compared to $884,844 for the three months ended  September 30, 1999.  Total revenue for the 2000 period  consisted of $181,212 related to prepaid cards and pins  and  $871,647  related  to  commissions.  Total  revenue  for the comparable  period in 1999  consisted of $445,090  related to prepaid cards and pins  and  $445,133  related  to  commissions.  The  $263,878,  or 59%, decrease  in  prepaid  cards and pins is due to reduced  tariff  calls as a result of  competition.  The $426,514,  or 96%,  increase in commissions is due to an increase  in agents of  approximately  $36,900  new agents.  Call back and  switching  revenue for the three months ended  September 30, 2000 was $118,792 for which there was no comparable revenue for 1999.

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

General and  administrative  operating expenses  decreased  $5,520,617,  or
84%, to  $1,026,672  during the three months ended  September 30, 2000 from
$6,547,289   during  the  three  months  ended  September  30,  1999.  This decrease is due to  $5,836,724  of stock based  compensation  for the three months ended  September  30, 1999 that was not repeated in the three months ended  September  30, 2000 and is offset by increased  salaries of $123,130 as a  result  of  more  headcount  and  depreciation  and  amortization  of
$291,385.

The  Company  incurred a loss from  operations  of  $567,578  for the three months  ended  September  30,  2000  compared to  $6,310,125  for the three months  ended  September  30, 1999.  The decrease in operating  loss during the  current  period is directly  related to the  expense of stock  options granted for services to non-employees of $5,836,724  recognized  during the three months ended September 30, 1999.

Interest  expense  decreased  $15,900,  or 45%,  to  $19,650  for the three months  ended  September  30, 2000 from  $35,550 for the three months ended
September  30, 1999.  The  reduction is a result of the payoff of a portion of debt.  After interest  expense,  the net loss for the three months ended
September 30, 2000 was $587,228,  or $.01 loss per share, compared to a net loss of  $6,345,675,  or $.26 loss per share,  for the three  months  ended
September 30, 1999.

Liquidity and Capital Resources

The Company has funded its operations to date  primarily  from  shareholder advances  and stock  subscriptions  received.  At September  30, 2000,  the
Company had cash and cash  equivalents  of $275,630  and  negative  working capital of $179,810.

Cash used by the Company for operating  activities  during the three months ended  September 30, 2000 was $408,787.  A primary  component of the use of cash  during  the  three  months  was the  Company's  net loss of  $587,228 adjusted for non-cash  adjustments  for  depreciation  and  amortization of
$291,385.  Additional  uses of operating cash for the three months included increases in the Company's  accounts  receivable  of $154,346,  commissions receivable of $138,632,  other assets of $57,718,  and deposits of $12,315.
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

Cash  generated  from  operations  was not sufficient to meet the Company's working capital  requirements for the quarter ended September 30, 2000, and may not be sufficient to meet the Company's  working  capital  requirements for the foreseeable  future. As a result,  the Company is exploring various bridge  financing  and/or  additional  equity  financing  to  meet  current operating  requirements  until operations can generate  sufficient cash for the Company to become self-sustaining.  There can be no assurances that the
Company will be able to secure  additional debt or equity financing or that operations  will produce  adequate  cash flows to allow the Company to meet all of the Company's future obligations.  However,  management believes the
Company  will be  successful  in producing  sufficient  cash flows from all collective sources to continue for the next twelve months.

The Company has no significant  planned capital  expenditures  covering the next twelve months.

The  Company  maintains  two  customer  databases,  originally  compiled in
October 1998  containing  archived  names with  historical  records of long distance  telecommunication  service users, to which the Company intends to devote  substantial  efforts  during the next  twelve  months to  transform these  names into  active CST  customer  accounts.  The Company has been in negotiations with a telemarketing  firm to assist in the  transformation of these names into active accounts.  The Company  anticipates an initial cost of approximately $93,000 for these telemarketing  services and has received a  verbal  commitment  from a  third  party  to  assist  in  funding  these telemarketing costs, as necessary.

The Company has also entered into an option  agreement with a joint venture consisting  of the  sellers  of the  customer  databases  to the  Company's predecessor.  The  agreement  provides that if certain  targeted  levels of active  customers  cannot be  transformed  from the  databases by March 30,
2001,  the Company has the option to have the joint venture  repurchase the databases  through the  forgiveness of the remaining debt  outstanding  and the return of Company  shares to the  Company.  The Company  believes  this agreement  is  a  major  step  in  protecting  the  recoverability  of  the
Company's original investment in these databases.

                      Commission File Number: 0-11730
                     Quarter Ended September 30, 2000
                                Form 10-QSB

                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

c)    Recent Sales of Unregistered Securities

Recent Sales of Unregistered Securities

In August  2000,  the  Company  issued  20,000  shares  and  2,000  shares, respectively,  of its  common  stock  to two  employees.  The  shares  were issued in consideration  of past services  rendered by the employees to the
Company.  The  shares  were  issued in  reliance  upon the  exemption  from registration  contained in Section 4(2) of the  Securities  Act of 1933, as
amended.  Each  of  the  employees  had  full  information  concerning  the
Company  and each of the  stock  certificates  representing  the  shares is
stamped  with  a  legend   prohibiting   transfer  unless  the  shares  are
registered  under  Securities  Act of 1933, as amended,  or the transfer is exempt from the registration  requirements  thereof.  No underwriters  were involved in connection with the issuances.

                                SIGNATURES

In accordance  with the  requirements  of the Exchange Act, the  registrant caused  this  report  to be  signed  on  its  behalf  by  the  undersigned, thereunto duly authorized.

COGNIGEN NETWORKS, INC.

By:/s/ Darrell H. Hughes
    ------------------------
    Darrell H. Hughes
    President and Chief Executive
    Officer

By:/s/ David G. Lucas
    ------------------------
    David G. Lucas
    Chief Financial Officer

Denver, Colorado
January 18, 2001