Form 10KSB/A
period 2000-06-30
COGNIGEN NETWORKS INC
filed 2001-01-19
CIK 726293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A

         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                     For the fiscal year ended June 30, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

          For the transition period from _____________ to _____________

                         Commission file number 0-11730

                             COGNIGEN NETWORKS, INC.
                 (Name of small business issuer in its charter)

                  COLORADO                                84-0189377
      --------------------------------                   ------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

7001 Seaview Avenue, N.W., Suite 210, Seattle, Washington     98117
---------------------------------------------------------    -------
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

      The number of shares  outstanding of each of the issuer's  classes of common equity on October 11, 2000, was 47,002,547.

      Transitional Small Business Disclosure Format   Yes ____    No |X|

TABLE OF CONTENTS

PART I

Item 1.  Description of Business.

PART II
Item 6.  Management's  Discussion  and Analysis of Financial  Condition or
         Plan of Operation.

Item 7. Financial Statements.

PART III

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Transactions.

PART I

Forward Looking Statements.

      The discussion in this report  contains  forward-looking  statements, including,  without  limitation,  statements relating to Cognigen Networks,
Inc.  and its wholly owned  subsidiary,  Cognigen  Switching  Technologies,
Inc.  ("CST").  Although we believe that the expectations  reflected in the forward looking  statements are  reasonable,  we can give no assurance that
such   expectations   will  prove  to  be  correct.   The  forward  looking
statements  involve  risks and  uncertainties  that  affect  our  business,
financial   condition  and  results  of   operations,   including   without
limitation,  our possible  inability to obtain additional  financing,  lack of agent growth,  the possible  loss of key  personnel,  rate changes,  fee
policy  or  application  changes,   technological   changes  and  increased
competition.  Many of  these  risks  are  beyond  our  control.  We are not entitled  to rely on the  safe  harbor  provisions  of  Section  27A of the
Securities  Act of 1933,  as  amended,  or  Section  21E of the  Securities
Exchange Act of 1934, as amended, when making forward-looking statements.

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
The  first  is  a  multi-faceted  network  marketing  organization,   which
utilizes the Internet as a platform to provide  customers  and  subscribers with a variety of  telecommunications  and  technology  based  products and
services.   Through  a  network   of   approximately   65,000   independent
representatives,  we sell  direct  or  facilitate  the sale of third  party products  and  services  to more than  275,000  customers  and  subscribers worldwide.  Products  such as  discount  domestic  and  international  long
distance   services,   prepaid   calling   cards   and   paging,   wireless
communications,  computers and Internet-based  telecommunications  products make  up a  major  portion  of  our  product  suite.  We  have  contractual agreements  with a  wide  variety  of  product  and  service  vendors  that provide us with a  commission  percentage  of any sale made  through one of our  supported  web  sites.  Our  web-based  marketing  division  sells the products and services of industry leaders such as AT&T,  WorldCom,  Sprint,
Verizon  and  Qwest.  We  provide  these  services   through  our  Internet
marketing  division,  which  represents  a  majority  of  our  distribution power. The second is a recently  acquired,  facilities based,  national and international  telecommunications  services  provider,  CST, which provides this same  customer  base and other  direct  clients with a wide variety of
discount  international,   phone  card  and  private  switching  telephonic
services.

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

      CST is licensed by the Federal  Communications  Commission ("FCC") as
a   global    facilities-based/global    resale   services   national   and
international  carrier.  CST provides  our  customer  base and other direct clients  with a wide  variety  of  discount  international,  phone card and
private  switching  telephonic   services.   CST,  through  its  multi-mode
enhanced  services   platform,   provides  its  customers  with  discounted
domestic  and   international   long   distance   voice  and  fax  service,
international  direct dialing,  domestic and international  prepaid calling cards and  international  toll-free  access.  CST markets these services to small and medium sized  businesses  and  residential  customers  throughout the  world.  CST has three  fully  programmable  Cisco  Summa  Four  VCO/4K multi-protocol  circuit switches,  with a combined  capability of more than
60 million  minutes of traffic per month,  at its  headquarters in San Luis
Obispo,   California.   With  additional   modest   enhancement  and  CST's
incumbent   technology,   we  are  well  positioned  to  deliver  the  next
generation  of  enhanced  packet  telephony  services  to  both  individual
subscribers  and  enterprise  clients.   Targeted   functionalities   would
include  services  such  as:  VOIP,  unified  messaging,   voice  and  data
conferencing and integrated wireless applications.

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

Item 6.  Management's Discussion and Analysis or Plan of Operations

Overview
      Prior  to July 1,  1999 we were a  publicly  held  shell  that had no operations.  On August 20, 1999 we  acquired  all of the net assets of ITHC in  exchange  for up to  49,041,397  shares  of  our  common  stock.  These
assets   primarily   consisted   of  the   operating   assets  of  Cognigen
Corporation  that had  previously  been  acquired  on July 1, 1999 by ITHC.
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

      On July 12, 2000 we amended our Articles of  Incorporation  to change our name from Silverthorne Production Company to Cognigen Networks, Inc.

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

      For  purposes of this  Management's  Discussion  and Analysis or Plan of Operation,  we believe that a discussion  regarding the major components of our  results  of  operations  for the  year  ended  June 30,  2000  will provide a more meaningful basis for analysis.

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

      Depreciation  and  amortization  was $561,510 for the year ended June
30, 2000 and consists of depreciation  on furniture and  telecommunications equipment  and  amortization  of goodwill  and  customer  databases.  These costs are a direct result of our business acquisitions during the year.

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

Liquidity and Capital Resources

We have funded our  operations  to date from the sale of common  stock.  At
June 30,  2000 we had cash and cash  equivalents  of  $717,344  and working capital of $734,152.

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

Cash  generated  from  operations  was not  sufficient  to meet our working capital  requirements  for the year  ended  June 30,  2000,  and may not be sufficient to meet our working  capital  requirements  for the  foreseeable future.  As a result,  we are exploring  various  bridge  financing  and/or additional  equity financing to meet current operating  requirements  until operations can generate  sufficient cash to become  self-sustaining.  There can be no  assurances  that we will be able to  secure  additional  debt or equity  financing or that  operations  will produce  adequate cash flows to allow  us to  meet  all  of our  future  obligations.  However,  management believes  that we will be  successful  in producing  sufficient  cash flows from all collective sources to continue for the next twelve months.

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

We  have  also  entered  into an  option  agreement  with a  joint  venture consisting of the sellers of the customer  databases,  which  provides that if certain  targeted levels of active  customers cannot be transformed from the  databases,  we have has the option to have our original  investment in these  databases be refunded  through the forgiveness of the remaining debt outstanding  and the return of our shares.  We believe this  agreement is a major step in protecting the  recoverability of our original  investment in these databases.

Item 7. Financial Statements.

      Reference is made to the financial  statements,  the reports  thereon and the notes  thereto  included  as a part of this  Annual  Report on Form
10-KSB,  which  financial  statements,  reports and notes are  incorporated herein by reference.

                             COGNIGEN NETWORKS, INC.

                              Financial Statements
                                  June 30, 2000

                             COGNIGEN NETWORKS, INC.

                                Table of Contents

Independent Auditors' Reports

Consolidated Financial Statements

      Consolidated Balance Sheet

      Consolidated Statements of Operations

      Consolidated Statements of Stockholders' Equity

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cognigen Networks, Inc.
Seattle, Washington

We have audited the accompanying  consolidated  balance sheet of Cognigen  Networks,
Inc. and subsidiary as of June 30, 2000, and the related consolidated  statements of operations,  stockholders'  equity  and cash  flows for the year then  ended.  These
consolidated   financial   statements  are  the   responsibility  of  the  Company's
management.  Our  responsibility  is to express  an  opinion  on these  consolidated financial statements based on our audit.

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

The  Company  has  corrected  a  previous  error  in the 2000  financial  statements relating to the amortization of its customer lists as described in Note 3.

                                                /s/Ehrhardt Keefe Steiner & Hottman PC
                                                Ehrhardt Keefe Steiner & Hottman PC

August 25, 2000, except Note 13,
 as to which the date is October 10, 2000
Denver, Colorado

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Inter-American Telecommunications
 Holding Corporation
Seattle, Washington

We have audited the accompanying consolidated statements of operations,  cash flows, and changes in  stockholders'  equity for the period from inception  (July 24, 1998)
through June 30, 1999 of Inter-American  Telecommunications  Holding  Corporation (a
development  stage company).  These financial  statements are the  responsibility of the  Company's  management.  Our  responsibility  is to  express an opinion on these financial statements based on our audit.

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

Denver, Colorado
January 20, 2000

                                                              /s/ Comiskey & Company
                                                                  Comiskey & Company
                                                            PROFESSIONAL CORPORATION

                             COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheet
                                  June 30, 2000
                                   (Restated)

                                       Assets
Current assets
    Cash ........................................................     $    717,344
    Accounts receivable, net of allowance for doubtful accounts
     of $5,000 ..................................................           61,046
    Commissions receivable, net of allowance for doubtful
     accounts of $25,000 ........................................          538,163
    Employee receivable .........................................            1,661
    Inventory ...................................................          133,486
    Other current assets ........................................          417,028
    Deferred tax asset - current                                              --
                                                                      ------------
          Total current assets ..................................        1,868,728
                                                                      ------------

Property, plant and equipment, net of accumulated depreciation
 of $363,121 ....................................................          486,291
                                                                      ------------

Other assets
    Deposits and other assets ...................................           88,552
    Goodwill, net of $154,917 of amortization ...................        3,655,017
    Customer databases, net of $300,000 of amortization .........        1,000,000
    Deferred tax asset - non current ............................             --
                                                                      ------------
          Total other assets ....................................        4,743,569
                                                                      ------------

Total assets ....................................................     $  7,098,588
                                                                      ============
                 Liabilities and Stockholders' (Deficit) Equity

Current liabilities
    Accounts payable ............................................     $     97,420
    Other accrued liabilities ...................................          108,324
    Interest payable ............................................          239,421
    Commissions payable .........................................          326,681
    Payroll taxes payable .......................................           21,179
    Current portion of capital leases ...........................          106,551
    Current portion of notes payable ............................          315,000
                                                                      ------------
          Total current liabilities .............................        1,214,576

Long-term portion of capital leases .............................           12,152
Long-term portion of notes payable ..............................          510,000
                                                                      ------------
          Total liabilities .....................................        1,736,728

Commitments and Contingencies

Stockholders' (deficit) equity
  Common stock $.001 par value, 50,000,000 shares
   authorized; 46,980,547 issued and outstanding at
   June 30, 2000, and 37,298,444 to be issued
   shares (2000) ................................................           84,278
    Additional paid-in capital ..................................       13,594,051
    Accumulated deficit .........................................       (8,316,469)
                                                                      ------------
          Total stockholders' (deficit) equity ..................        5,361,860
                                                                      ------------

Total liabilities and stockholders' (deficit) equity ............     $  7,098,588
                                                                      ============

                See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Operations

                                                    For the Years Ended
                                                          June 30,
                                              ------------------------------
                                                   1999             2000
                                              -------------     ------------
                                                                  (Restated)
Revenue
    Prepaid cards and pins ..............     $       --        $  1,138,165
    Marketing commissions ...............             --           2,598,008
    Other ...............................             --              63,540
                                              ------------      ------------
          Total revenue .................             --           3,799,713
                                              ------------      ------------

Operating expenses
    Prepaid cards and pins ..............             --             950,727
    Marketing commissions ...............             --           1,657,195
    Selling, general and administrative .             --           8,734,444
    Depreciation and amortization .......             --             561,510
                                              ------------      ------------
          Total operating expenses ......             --          11,903,876
                                              ------------      ------------

Loss from operations ....................             --          (8,104,163)

Interest expense ........................          (67,814)         (144,492)
                                              ------------      ------------

Loss before income taxes ................          (67,814)       (8,248,655)

Income taxes ............................           16,531           (16,531)
                                              ------------      ------------

Net loss ................................     $    (51,283)     $ (8,265,186)
                                              ============      ============

Loss per common share - basic and diluted     $       --        $      (0.11)
                                              ============      ============

Weighted average number of common shares
outstanding - basic and diluted .........       11,377,137        78,549,437
                                              ============      ============

                See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                  Consolidated Statements of Stockholders' Equity
                      From July 24, 1998 through June 30, 2000

                                                                                                                 Total
                                                                Common Stock         Additional                Stockholders'
                                                          -------------------------    Paid-in    Accumulated   (Deficit)
                                                            Shares         Amount      Capital      Deficit      Equity
                                                          -----------   -----------  -----------  -----------  -----------

Balance July 24, 1998 (inception)                                  -    $       -    $       -    $       -    $       -

Common stock issued for intangible assets                  11,377,137           20           -            -            20

Net loss for the period July 24, 1998 to June 30, 1999             -            -            -       (51,283)     (51,283)
                                                          -----------   -----------  -----------  -----------  -----------

Balance June 30, 1999                                      11,377,137           20           -       (51,283)     (51,263)

Stock issued in connection with Cognigen acquisition
 and employment agreements                                 42,664,260           55       30,000           -        30,055

Reverse acquisition                                        15,757,047       69,723     (261,957)          -      (192,234)

Common stock issued for cash net of $727,474 in expenses   12,489,102       12,489    5,127,598           -     5,140,087

Value of options issued for services                               -            -     6,022,004           -     6,022,004

Retirement of stock at cost                                   (50,000)         (50)     (18,950)                  (19,000)

Stock issued in connection with  acquisition of Cognigen    2,041,445        2,041    2,695,356           -     2,697,397
 Switching

Net loss                                                           -            -            -    (8,265,186)  (8,265,186)
                                                          -----------   -----------  -----------  -----------  -----------

Balance at June 30, 2000                                   84,278,991   $   84,278  $13,594,051  $(8,316,469)  $5,361,860
                                                          ===========   ===========  ===========  ===========  ===========

                See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                       Consolidated Statements of Cash Flows

                                                                           June 30,
                                                           1999              2000
                                                       ------------      ------------
                                                                       (Restated)
Cash flows from operating activities
  Net loss .......................................     $   (51,283)     $(8,265,186)
                                                       -----------      -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation and amortization ..................            --            561,510
  Stock options granted to non-employees and stock
   issued to employees for services ..............            --          6,052,004
  Deferred taxes .................................         (16,531)          16,531
  Changes in assets and liabilities
   Receivables ...................................            --            218,461
   Commission receivable .........................            --           (484,149)
   Inventory .....................................            --           (108,410)
   Other current assets ..........................            --           (340,120)
   Accounts payable ..............................            --             53,276
   Other accrued expenses ........................          67,814          218,919
   Other assets ..................................            --            (89,971)
                                                       -----------      -----------
                                                            51,283        6,098,051
                                                       -----------      -----------
     Net cash used in operations .................            --         (2,167,135)
                                                       -----------      -----------

Cash flows from investing activities
  Capital expenditures ...........................            --           (400,594)
  Cash paid in business acquisitions net of cash .
   acquired .....................................             --           (555,100)
                                                       -----------      -----------
    Net cash used in investing activities .......             --           (955,694)
                                                       -----------      -----------

Cash flows from financing activities
  Net proceeds from stock issuance ...............            --          5,140,087
  Distribution related to reverse acquisition ....            --           (190,000)
  Payments on notes payable ......................            --         (1,090,000)
  Payment on capital leases ......................            --               (914)
  Retirement of stock ............................            --            (19,000)
                                                       -----------      -----------
     Net cash used in financing activities .......            --          3,840,173
                                                       -----------      -----------

Net increase in cash .............................            --            717,344

Cash and cash equivalents - beginning of period ..            --               --
                                                       -----------      -----------

Cash and cash equivalents - end of period ........     $      --        $   717,344
                                                       ===========      ===========

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

                             COGNIGEN NETWORKS, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company was  incorporated  in May 1983 in the State of Colorado to engage in the cellular radio and broadcasting  business and to engage in any other lawful activity permitted  under  Colorado  law.  In June  1988,  the  Company  changed  its name to
Silverthorne  Production Company  (Silverthorne) and commenced operations in the oil
and  gas  industry.   These  operations  were  discontinued  in  1989.  Since  1989,
Silverthorne  has  attempted  to  locate  acquisition  prospects  and  negotiate  an acquisition.  Silverthorne's  pursuit of an acquisition  did not  materialize  until
August 20, 1999,    with   the   purchase   of   the   assets   of    Inter-American
Telecommunications  Holding Corporation (ITHC), which was accounted for as a reverse acquisition.  The surviving  entity changed its name to Cognigen  Networks,  Inc. in
July 12, 2000.

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

The  comparative  June 30, 1999,  financial  statements  reflect those of ITHC,  the accounting  acquirer,  in  the  reverse  acquisition  (Note  8).  ITHC  was  in  the development stage in prior years.

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
                                                             --------

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

Intangible Assets

Intangible  assets  are  stated  at  cost  and  consist  of  goodwill  and  customer databases.  Goodwill is amortized  using the  straight-line  method over five years.
Customer databases will be amortized over five years.

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

Note 3 - Amortization of Customer Databases

The Company  changed  its method of  amortizing  customer  databases  during  fiscal
2000.  Previously  the  Company  did not begin to amortize  its  customer  databases until the  migration  of these  names into  active  customers  had  begun.  However, effective July 1, 1999 as a result of the significant  uncertainties surrounding the commencement  of the migration  process,  the Company has reflected  amortization of these databases over their estimated  remaining  useful lives of 4.33 years (through
November 1, 2003).  The effects of this  correction on previously  reported  amounts was as follows:

                                               Net             Loss        Stockholders'
                                              Loss          Per Share          Equity
                                           -----------     ------------     -------------

June 30, 2000, as previously reported      $(7,965,186)    $   (.10)        $ 5,661,860

Correction to amortization expense            (300,000)        (.01)           (300,000)
                                           -----------     ------------     -------------

June 30, 2000, as adjusted                 $(8,265,186)    $   (.11)        $ 5,361,860
                                           ===========     ============     =============

The effect of this correction on previously  reported  quarterly amounts was $75,000 of additional amortization expense as follows:

                                               Net             Loss        Stockholders'
                                              Loss          Per Share          Equity
                                           -----------     ------------     -------------

Three months ended  September 30, 1999,
 as reported                               $(6,270,675)    $   (.26)        $   206,896
                                           ===========     ============     =============

Three months ended  September 30, 1999,
 as adjusted                               $(6,345,675)    $   (.26)        $   131,896
                                           ===========     ============     =============

Three months  ended  December 31, 1999,
 as reported                               $  (347,414)    $   (.01)        $ 4,132,413
                                           ===========     ============     =============

Three months  ended  December 31, 1999,
 as adjusted                               $  (422,414)    $   (.01)        $ 3,982,413
                                           ===========     ============     =============

Six months ended  December 31, 1999, as
 reported                                  $(6,618,089)    $   (.23)        $ 4,132,413
                                           ===========     ============     =============

Six months ended  December 31, 1999, as
 adjusted                                  $(6,768,089)    $   (.24)        $ 3,982,413
                                           ===========     ============     =============

Three months  ended March 31, 2000,  as
 reported                                  $  (527,989)    $   (.01)        $ 3,617,291
                                           ===========     ============     =============

Three months  ended March 31, 2000,  as
 adjusted                                  $  (602,989)    $   (.01)        $ 3,392,291
                                           ===========     ============     =============

Nine months  ended March 31,  2000,  as
 reported                                  $(7,146,078)    $   (.09)        $ 3,617,291
                                           ===========     ============     =============

Nine months  ended March 31,  2000,  as
 adjusted                                  $(7,371,078)    $   (.10)        $ 3,392,291
                                           ===========     ============     =============

Note 4 - Property and Equipment

Property and Equipment consists of the following:
                                                             June 30,
                                                               2000
                                                           ------------

    Furniture and fixtures                                 $    19,063
    Computer equipment                                         137,905
    Equipment                                                  373,281
    Leasehold Improvements                                     180,996
    Software                                                   138,167
                                                           ------------
                                                               849,412
    Less accumulated depreciation                             (363,121)
                                                           ------------

           Total                                           $   486,291
                                                           ============

Note 5 - Notes Payable

Notes payable consists of the following:
                                                                      June 30,
                                                            --------------------------
                                                                1999             2000
                                                            ----------      ----------
8%  unsecured  promissory  notes  payable  to a  related
 entity,  principal  and interest  due upon  maturity at
 July 1, 2000.                                              $  500,000      $  200,000

8%  unsecured  promissory  note  payable  to  a  related
 entity,  principal  and interest  due upon  maturity at
 July 1, 2000.                                                 800,000         310,000

Subsequent  to year-end,  the above notes were  extended
 to July 1, 2001.

12%  secured   promissory  note  payable  to  a  related
 entity,  principal  and interest  due upon  maturity at
 February 12, 2001.                                                 -          315,000
                                                            ----------      ----------
                                                             1,300,000         825,000
Less current portion                                          (700,000)       (315,000)
                                                            ----------      ----------

                                                            $  600,000      $  510,000
                                                            ==========      ==========

Note 6 - Capital Lease Obligations

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

      Year Ending June 30,                                     Amount
      --------------------                                 ------------

            2001                                           $   114,417
            2002                                                13,024
            2003                                                 3,372
                                                           ------------
            Total                                              130,813
            Less amount representing interest                  (12,110)
                                                           ------------
            Present value of minimum lease payments            118,703
            Less current portion                              (106,551)
                                                           ------------

            Long-term capital lease obligation             $    12,152
                                                           ============

Note 7 - Income Taxes

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

The components of the provision for income tax expense (benefit) are as follows:

                                                                      June 30,
                                                             ------------------------
                                                                1999            2000
                                                             -----------     --------

   Current                                                   $      -        $      -
   Deferred                                                    (16,531)         16,531
                                                             ---------       ---------

                                                             $ (16,531)      $  16,531
                                                             =========       =========

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

                                                                      June 30,
                                                             ------------------------
                                                                1999            2000
                                                             -----------     --------

   Current deferred tax asset                               $       -       $    9,325
   Current deferred tax liability                                   -               -
   Valuation allowance                                              -           (9,325)
                                                             ===========     =========

                                                            $       -       $       -
                                                             -----------     --------

   Long-term deferred tax asset                             $   16,531      $  713,487
   Long-term deferred tax liability                                 -               -
   Valuation allowance                                              -         (713,487)
                                                             -----------     --------

                                                            $   16,531      $       -
                                                             ===========     =========

Rate Reconciliation

The  reconciliation  of  income  tax  expense  (benefit)  by  applying  the  Federal statutory rates to the Company's effective income tax rate is as follows:

                                                                      June 30,
                                                             ------------------------
                                                                1999            2000
                                                             -----------     --------

Federal statutory rate                                           (25.0)%         (34.0)%
State tax on income, net of federal income tax benefit            (3.3)           (3.3)
Nondeductible expenses                                             3.9            28.1
Valuation allowance                                                 -              9.4
                                                             -----------     --------

                                                                 (24.4)%           0.2%
                                                             ===========     ========

Note 8 - Business Acquisitions

Acquisition of Customer Databases

On  November  4,  1998,  ITHC  acquired  a customer  database  of 54,034  individual subscribers  from  TelKiosk  Inc.  (TelKiosk)  in exchange  for 500  (2,844,285,  as adjusted),  shares of ITHC common  stock,  and a $500,000  promissory  note  payable
November 4, 1999 (and  subsequently  extended until July 1, 2001 as to the remaining balance  due).  TelKiosk is  partially  owned by a former  officer  and  director of
ITHC. This is an  electronically  archived database  containing  54,034  individual, comma-delimited  records of  residential  and  business  accounts  of long  distance
telephone  subscribers  using  the  callback  or   call-reorigination   system.  The
domiciles  of these  accounts  are  located  primarily  outside  the United  States, including Japan, Italy, France,  Argentina,  Brazil,  Spain, Israel,  Russia and CIS
countries,  Guatemala,  Venezuela and  Singapore.  The customers in the database use primarily U.S. origination - foreign termination callback long distance services.

Also on November 4, 1998,  ITHC  acquired a customer  database of 41,415  individual subscribers  from Combined  Telecommunications  Consultancy,  Ltd. (CTC) in exchange for 1,000  (5,688,570,  as  adjusted),  shares of ITHC common  stock and an $800,000 promissory note payable  November 4, 1999 (and  subsequently  extended until July 1,
2001 as to the remaining  balance due).  CTC is partially  owned by a former officer and  director  of  ITHC.  This is an  electronically  archived  database  containing
41,415 individual,  comma-delimited  records of residential and business accounts of long  distance  telephone  subscribers.  The  domiciles  of these  accounts  are all located  within the  United  States.  Approximately  90% of these  accounts  have an affinity  to a foreign  country,  and the  accounts  are held by persons of Russian,
Romanian,  Czech,  Slovakian,  Slovenian,  Polish,  Bulgarian,  German, Japanese and
Filipino national origin.

These  customer  databases were  originally  compiled in October 1998. The databases were originally  purchased by CTC and Telkiosk in an arm's length  transaction  from
an   independent   international   long   distance   reseller  and   customer   base
consolidator.  The customer  databases were acquired in connection  with the initial capitalization  of ITHC with the customer  databases  being  recorded at  $1,300,000 representing  predecessor  cost. The Company's  plans for the  solicitation  process are  currently  underway and the Company  entered into an option  agreement  with an entity  formed by the sellers of its customer  databases  (Note 13).  The  agreement provides  that if the Company has not been able to  establish  at least 5,000 active telecommunications  subscribers from the combined  databases by March 30,  2001, the entity will repurchase the customer  databases from the Company allowing the Company to recover its investment in these databases.

Total shares issued in connection with the  acquisition of these customer  databases and the  initial  capitalization  of  ITHC  were  2,000  (11,377,140  as  adjusted), including 500  (2,844,285 as adjusted)  shares issued to ITC in connection  with its anticipated  backroom support function.  The 2,000  (unadjusted)  shares issued were recorded at their nominal par value ($.001) of $20.

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

Purchase Price Allocation and Pro Forma Results

The combined  aggregate  purchase  price of the  Company's  acquisition  of Cognigen
Switching  $(3,287,397)  and Cognigen  $(300,055)  have been allocated to the assets acquired  and  liabilities  assumed  based on the fair market  values on the date of acquisition, as follows:

   Cash                                                     $   34,900
   Accounts receivable                                         318,521
   Property and equipment                                      205,777
   Goodwill - Cognigen                                         213,770
   Goodwill - Cognigen Switching                             3,596,164
   Deposits and other                                          103,719
   Accounts payable                                            (41,910)
   Accrued expenses                                           (408,872)
   Debt                                                       (434,617)
                                                            ----------

                                                            $3,587,452
                                                            ==========

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

                                                                      June 30,
                                                             ---------------------------
                                                                1999            2000
                                                             -----------     -----------
                                                            (unaudited)

Revenue                                                     $ 1,808,939      $ 4,033,864
                                                            ===========      ===========

Net loss                                                    $(1,600,073)     $(9,017,938)
                                                            ===========      ===========

Loss per share                                              $      (.05)     $      (.11)
                                                            ===========      ===========

Note 9 - Stockholders' Equity

Stock Issuances

In  connection  with certain ITHC  executive  employment  agreements  11,377,366  as adjusted  shares  of ITHC  stock  valued  at  $30,000  were  issued in July 1999 for services  provided by those key employees.  In addition,  31,286,894  shares of ITHC stock were  issued in  connection  with the  acquisition  of the assets of  Cognigen
(Note 7).

During the 6 months ended December 31, 1999, the Company received  subscriptions for
12,489,102  shares  of the  Company's  common  stock at  prices  of $0.38  per share
(11,562,302  shares) and $1.60 per share  (926,800  shares)  from  various  persons.
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

Stock Options

In August 1999,  the Company  issued  32,400,000  options  entitling  the holders to purchase  the  Company's  common  stock at  $0.46  per  share.  The  options  vested immediately  and  expire  five  years from the date  issued.  Most of these  options cannot be  exercised  until the  Company  amends it  articles  of  incorporation  or affects  a  reverse  split  of its  common  stock so that it has  sufficient  shares available  for issuance  upon the  exercise of these  options.  26,000,000  of these options were issued to non-employees for various professional  services provided (of which  12,000,000  were  issued to a trust of which the  founder  is a  beneficiary)
while the  remaining  options were issued to employees  and  directors.  The Company has adopted the  disclosure-only  provisions  of Statement  of Financial  Accounting
Standards  No. 123,  "Accounting  for  Stock-Based  Compensation."  Accordingly,  no
compensation  cost has been recognized for the stock options issued to employees and directors.  $6,022,004 of  compensation  expense was recorded in connection with the options granted to  non-employees  based on a value of $.23 per option.  Assumptions used in the valuation of stock  options  include  volatility of 109%,  3-year lives, dividend yield of 0% and a risk-free rate of 5.5%.  The weighted  average  remaining lives are 2.17 years with weighted average exercise prices of $.46.

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

                                                                      June 30,
                                                             ---------------------------
                                                                1999            2000
                                                             -----------     -----------

Net loss - as reported                                       $(51,283)       $(8,265,180)
Net loss - pro forma                                         $(51,283)       $(9,777,529)
Basic loss per share - as reported                           $   (0.0)       $     (0.11)
Basic loss per share - pro forma                             $   (0.0)       $     (0.12)

Note 10 - Non-Cash Investing and Financing Activities

During the year ended June 30, 2000:

The Company  acquired net assets of $86,230 and  recorded  goodwill in the amount of
$213,770 by issuing a note for $300,000 in  connection  with a business  acquisition
(Note 8).

The  Company  acquired  the  outstanding  common  stock  of a  business  by  issuing
2,041,445 shares valued at $2,697,397 and paying cash of $590,000 (Note 8).

During the year ended June 30, 1999:

The Company  issued notes  totaling  $1,300,000  in exchange  for two  long-distance telephone subscriber databases valued at $1,300,000 (Note 8).

Note 11 - Operating Leases

The Company leases office space under operating lease agreements,  which provide for aggregate monthly payments of $11,274 and expire through March 2003.

        Year Ending June 30,                                    Amount
        --------------------                                   --------

               2001                                            $ 87,688
               2002                                              62,049
               2003                                              12,514
                                                               --------

                                                               $162,251
                                                               ========

Rent expense under these  operating  leases totaled  $59,478 and $0 during the years ended June 30, 2000 and 1999, respectively.

Note 12 - Commitments and Contingencies

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

Note 13 - Subsequent Events

Investment in Customer Databases

In October 2000, the Company entered into an option  agreement with an entity formed by the  sellers  of its  customer  databases  described  in  Note 8.  The  agreement provides  that if the Company has not been able to  establish  at least 5,000 active telecommunication  subscribers  from the combined  databases by March 30, 2001,  the
Company has the option to require the entity to  repurchase  the customer  databases from the Company in an amount not below its original  investment  in such  databases through the  forgiveness  of any  outstanding  remaining  debt and accrued  interest which  totaled  approximately  $604,000 at October  2000,  with the remainder of the balance  made up by the return of  Company  shares  held by the  sellers at the then market value.  This  agreement was reached in an effort by management to protect the
Company  and  its  shareholders  interests  in  such  customer  databases.   If  the
transformation  of at least 5,000 names into active  customers is not reached by the
Company,  the  Company  will be able to recover  its  original  investment  in these databases  collectively.  Management  of the Company  believes it will be successful in the activation of at least 5,000  customer  names.  Management  believes that the signing of this  agreement  was a positive  step in protecting  the  investment  the
Company and its shareholders have made in acquiring these databases.

PART III
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

Annual Compensation
                                                                         Long Term
                                                                       Compensation
                                                                          Awards
                                                                       -------------
                           Fiscal                            Other
                            Year                            Annual       Securities
    Name and                Ended                            Compen-      Underlying        All Other
Principal Position         June 30   Salary($)    Bonus($)   sation($)    Options(#)     Compensation($)
------------------        ---------  ---------   ---------  ----------   -----------    ----------------

David L. Jackson             2000    $ 29,000      --  --     --  --     1,600,000(a)      $24,000(b)
President and                1999      --  --      --  --     --  --        --  --           --  --
Treasurer until              1998      --  --      --  --     --  --        --  --           --  --
August 20, 1999
and Vice
President and
Secretary
thereafter

Jimmy L. Boswell             2000    $103,333      --  --     --   --    1,600,000(a)        --   --
President and                1999      --  --      --  --     --   --       --  --           --   --
Chief                        1998      --  --      --  --     --   --       --  --           --   --
Operating
Officer from
August 20, 1999,
through June 30,
2000

Darrell H. Hughes            2000    $ 88,542      --  --     --   --    1,600,000(a)        --  --
President since              1999      --  --      --  --     --   --       --  --           --  --
July 2000 and Chief          1998      --  --      --  --     --   --       --  --           --  --
Executive Officer since
October 13, 1999

      (a)   On August 25, 1999,  Messrs.  Jackson,  Boswell and Hughes were each  granted  a  five-year  option  to  purchase  1,600,000  shares of our common  stock at an  exercise  price of $0.46.  Each  option  is  currently exercisable.  However,  we do not have a  sufficient  number  of  shares of our common stock  authorized  for such persons to be able to exercise their options.  We plan to hold a  shareholders  meeting  in the next few  months to propose the adoption of an  amendment  to our Articles of  Incorporation to  increase  the  number of shares of common  stock we are  authorized  to issue.

      (b)   The $24,000 was paid as  consulting  fees prior to the time Mr.
Jackson became one of our employees.

Option Grants To Executive Officers

      The  following  table  sets  forth  the  individual  grants  of stock options  made by us during our last  fiscal  year ended June 30,  2000,  to
Messrs. Jackson, Boswell and Hughes:

                     Number of     Percent of
                     Securities   Total Options
                     Underlying    Granted to
                      Options     Employees in
        Name          Granted      Fiscal Year        Exercise Price     Expiration Date
------------------  ------------  --------------    ------------------  ----------------

David L. Jackson    1,600,000             25%             $0.46             8/25/2004

Jimmy L. Boswell    1,600,000             25%             $0.46             8/25/2004

Darrell H. Hughes   1,600,000             25%             $0.46             8/25/2004

      The  following  table  provides   information  with  respect  to  the
unexercised  options to purchase our common stock held by Messrs.  Jackson,
Boswell and Hughes as of June 30, 2000, the end of our last fiscal year:

                    Number of Securities
                   Underlying Unexercised
                   Options at Fiscal Year    Value of Unexercised In-the-Money
                            End                 Options at Fiscal Year End
      Name        Exercisable/Unexercisable    Exercisable/Unexercisable(1)
----------------  -------------------------  ----------------------------------

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

                                 Amount and Nature of
                                     Beneficial
Name and Address                     Ownership (1)             Percent of Class
----------------------------     ---------------------       ------------------

Jimmy L. Boswell                  2,618,468(2)                     5.4%
Suite 304
3220 South Higuera Street
San Luis Obispo, CA 93401

Troy D. Carl                          -                            0.0%
6751-B Academy Road, N.E.
Albuquerque, New Mexico 87109

Darrell H. Hughes
Suite 210                         4,148,883(3)                     8.5%
7001 Seaview Avenue N.W.
Seattle, WA 98117

David L. Jackson                  2,460,471(4)                     5.1%
3707 Calle Cortejo
Rancho Santa Fe, CA 92091

David G. Lucas                    2,618,468(5)                     5.4%
Suite 304
3220 South Higuera Street
San Luis Obispo, CA  93401

All current executive officers
and directors as a group
(5 persons)                      11,846,290(6)                    22.2%
persons)

Cognigen Corporation
2608 Second Avenue, Suite 108    13,492,864(7)                    28.7%
Seattle, Washington 98121

Kevin E. Anderson
2608 Second Avenue, Suite 108    24,492,864(8)                    42.2%
Seattle, Washington 98120

Anderson Family Trust #1
2608 Second Avenue, Suite 108    24,492,864(8)(9)                 42.2%
Seattle, Washington 98120

Peter Tilyou
2608 Second Avenue, Suite 108    28,492,656(10)(11)                42.2%
Seattle, Washington 98120

      (1)...Except as  indicated  below,  each  person  has sole and voting and/or investment power over the shares listed.

      (2)...Includes  1,600,000  shares  underlying an option.  Mr. Boswell
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

      (3)...Includes  1,600,000  shares  underlying  an option.  Mr. Hughes
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

      (4)...Includes  1,600,000  shares  underlying an option.  Mr. Jackson
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

      (5)...Includes  1,600,000  shares  underlying  an option.  Mr.  Lucas
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

      (6)...Includes the shares specified in the above footnotes.

      (7)...Cognigen  Corporation  currently  owns  approximately  57.9% of the  outstanding  common  stock  of  ITHC.  Pursuant  to the  terms  of the agreement  whereby we  acquired  the assets of ITHC,  ITHC will be entitled to receive  37,298,444  shares of our  common  stock.  At this time,  we do not have a  sufficient  number  of shares of  common  stock  authorized  to issue the  37,298,444  shares of our common stock to ITHC.  We plan to hold a  shareholders'  meeting in the next few months to propose the adoption of an amendment to our Articles of  Incorporation  to increase our  authorized common  stock.  Cognigen  Corporation  will be deemed to  beneficially  own the  37,298,444  shares of our  common  stock that will be  represented  by
Cognigen   Corporation's   ownership   of   approximately   57.9%   of  the
outstanding  common stock of ITHC. The  37,298,444  shares are not included in the above table.

      (8)...Includes   the  shares  owned  by  Cognigen   Corporation   and
11,000,000  shares of our common  stock  underlying  an option owned by the
Anderson  Family  Trust  #1.  Kevin E.  Anderson  has the sole  voting  and investment  power  over  the  shares  of our  common  stock  owned by ITHC.
Kevin E.  Anderson and members of his family are the  beneficiaries  of the
Anderson   Family   Trust  #1  which  owns   approximately   98.9%  of  the
outstanding   common  stock  of  Cognigen   Corporation.   Therefore,   Mr.
Anderson may be deemed to  beneficially  own the  13,290,864  shares of our common stock that Cognigen Corporation may be deemed to beneficially own.

      (9)...Represents  the  24,290,864  shares that Kevin E.  Anderson may be deemed to beneficially own.

      (10)..Includes  the shares  owned by the  Anderson  Family  Trust #1,
915,080  shares owned by  Telkiosk,  Inc.,  750,000  shares  underlying  an
option   owned  by   Telkiosk,   1,288,712   shares   owned   by   Combined
Telecommunications   Consultancy,   Ltd.   ("CTC")  and  1,000,000   shares
underlying an option owned by CTC.  Peter Tilyou is the sole  trustee,  but
not  a  beneficiary,   of  the  Anderson   Family  Trust  #1.  As  managing
officer/director   of  CTC  and   Telkiosk,   Mr.  Tilyou  has  voting  and
investment  power over the shares of our common  stock  beneficially  owned by CTC and  Telkiosk.  Mr.  Tilyou  is the  beneficial  owner of 33% of the outstanding shares of Telkiosk and 25% of the outstanding shares of CTC.

      (11)..The  information  pertaining  to the shares of our common stock beneficially  owned by CTC and Telkiosk and the  information  pertaining to
Peter  Tilyou's  relationship  to both and to the Anderson  Family Trust #1 is based on our  shareholder  records  and  information  provided  to us by
Peter Tilyou.

 ............On August  20,  1999,  we  completed  the first  closing of the acquisition  of all of the  assets  of  ITHC  in  exchange  for  29,242,953 shares of our common  stock.  On  December  27,  1999,  we agreed with ITHC that the  total  number  of  shares  of our  common  stock  that were to be
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
Jackson  and  Eric  J.  Sunsvold  for  a  total  of  $190,000,  ITHC  owned
24,345,384  shares,  or  what  would  have  been  approximately  75% of our outstanding  shares of common  stock on August  20,  1999.  We loaned  ITHC
$190,000  to  purchase  the  12,602,431  shares.  The loan has not yet been repaid.  In May 2000,  ITHC  distributed  the remaining  24,195,384  shares pro rata to its shareholders.

      The second  closing  between us and ITHC will be held at such time as we have enough  additional  shares  authorized  to complete the issuance of the  additional  37,298,444  shares to ITHC. We  understand  that ITHC will then distribute the 37,298,444 shares pro rata to its shareholders.

      The assets of ITHC  consisted  of  electronically  archived  customer databases  consisting of approximately  95,000  individual  residential and business  long-distance  telephone  service  subscriber  accounts;  agency, reseller  and  other  agreements  and  contracts  ITHC had  with  carriers,
switched   resellers,   unswitched   resellers,   consolidators   or  other
providers of  long-distance  and local telephone  service;  ITHC's accounts
receivable,   commissions  receivable,   future  commissions  that  may  be
payable  from  any  of  the  carriers,   switched   resellers,   unswitched
resellers,  consolidators  or other  providers of  long-distance  and local telephone  service;  ITHC's  computer  software,  proprietary  programs and
applications,   computers,   monitors,   peripherals,   printers,  copiers,
telephone  PABX systems,  office  furniture and  fixtures,  office  leases;
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

Dated:  January 18, 2001
                                          COGNIGEN NETWORKS, INC.

                                          /s/ Darrell H. Hughes
                                          ---------------------------------
                                          Darrell H.  Hughes,  Chairman  of
                                          the  Board,  President  and Chief
                                          Executive Officer

                                          /s/ David G. Lucas
                                          ---------------------------------
                                          David G. Lucas
                                          Treasurer, Chief Financial
                                          Officer and Principal
                                          Accounting Officer

      In  accordance  with the Exchange Act, this report has been signed by the following  persons on behalf of the  registrant  and in the  capacities and on the dates indicated.

      SIGNATURE                           TITLE                 DATE
     ------------------                  ------------       ------------------

      /s/ Jimmy L. Boswell
      --------------------
      Jimmy L. Boswell                    Director          January 18, 2001

      /s/ Troy D. Carl
      --------------------
      Troy D. Carl                        Director          January 18, 2001

      /s/ Darrell H. Hughes
      --------------------
      Darrell H. Hughes                   Director          January 18, 2001

      /s/ David L. Jackson
      --------------------
      David L. Jackson                    Director          January 18, 2001

      /s/ David G. Lucas
      --------------------
      David G. Lucas                      Director          January 18, 2001