Form 10QSB/A
period 1999-09-30
COGNIGEN NETWORKS INC
filed 2001-02-02
CIK 726293

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

                                 (206) 297-6151
                           (Issuer's Telephone number)

                                       N/A
  -------------------------------------------------------------------------------
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

                                                        Outstanding at
                   Class                              September 30, 1999
             -----------------                       --------------------

Common Stock, $.001 par value            32,500,000

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

Signatures

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Operations

                                                               Three Months Ended
                                                                  September 30,
                                                           ------------------------------
                                                                1998              1999
                                                           ------------      ------------
                                                                               (Restated)
Revenue
  Prepaid cards and pins .............................     $       --        $    445,090
  Commissions ........................................             --             445,133
  Allowances .........................................             --              (5,379)
                                                           ------------      ------------
   Total revenue .....................................             --             884,844
                                                           ------------      ------------

Operating expenses
  Prepaid cards and pins .............................             --             302,637
  Marketing commissions ..............................             --             345,043
  Sales, general and administrative ..................             --           6,547,289
                                                           ------------      ------------
   Total operating expenses ..........................             --           7,194,969
                                                           ------------      ------------

Loss from operations .................................             --          (6,310,125)

Other income (expense)
  Interest expense ...................................          (16,953)          (35,550)
                                                           ------------      ------------

Loss before income taxes .............................          (16,953)       (6,345,675)

Income taxes .........................................            4,132              --
                                                           ------------      ------------

Net loss .............................................     $    (12,821)     $ (6,345,675)
                                                           ============      ============

Loss per common share - basic and diluted ............     $       --        $       (.26)
                                                           ============      ============

Weighted average number of common shares outstanding -
 basic and diluted ...................................            2,000        24,123,524
                                                           ============      ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                      Unaudited Consolidated Balance Sheets

                                                                            June 30,      September 30,
                                                                              1999             1999
                                                                          ------------     -----------
                                                                                            (Restated)
                                           Assets
Current assets
  Cash ..............................................................     $      --        $   286,199
  Accounts receivable ...............................................            --            190,528
  Advances to related party .........................................            --            200,000
  Inventory .........................................................            --             20,993
  Other current assets ..............................................            --                752
                                                                          ------------     -----------
   Total current assets .............................................            --            698,472
                                                                          ------------     -----------

Property and equipment ..............................................            --             67,137
                                                                          ------------     -----------

Other assets
  Deposits and other assets .........................................            --              1,515
  Goodwill, net .....................................................            --            203,086
  Customer databases ................................................       1,300,000        1,225,000
  Deferred tax asset ................................................          16,551           16,605
                                                                          ------------     -----------
   Total other assets ...............................................       1,316,551        1,446,206
                                                                          ------------     -----------

Total assets ........................................................     $ 1,316,551      $ 2,211,815
                                                                          ============     ===========

                       Liabilities and Stockholders' (Deficit) Equity

Current liabilities
  Interest payable ..................................................     $    67,814      $   103,364
  Current portion of long-term debt .................................         700,000        1,300,000
  Accounts payable ..................................................            --             15,144
  Deferred revenue ..................................................            --             73,689
  Commissions payable ...............................................            --            220,112
  Payroll taxes payable .............................................            --             53,840
  Income taxes payable ..............................................            --             13,770
                                                                          ------------     -----------
   Total current liabilities ........................................         767,814        1,779,919

Long-term debt ......................................................         600,000          300,000
                                                                          ------------     -----------
   Total liabilities ................................................       1,367,814        2,079,919

Stockholders' (deficit) equity
  Common stock, $.01 (June) and $.001 (September) par
   value, 10,000 shares authorized; 2,000 shares issued
   and outstanding at June 30, 1999 and 50,000,000
   shares authorized; 32,500,000 issued and outstanding
   and 40,006,916 to be issued at September 30, 1999 ................              20           72,506
  Additional paid in capital ........................................            --          6,646,348
  Accumulated deficit ...............................................         (51,283)      (6,586,958)
                                                                          ------------     -----------
   Total stockholders' (deficit) equity .............................         (51,263)         131,896
                                                                          ------------     -----------

Total liabilities and stockholders' (deficit) equity ................     $ 1,316,551      $ 2,211,815
                                                                          ============     ===========

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Cash Flows

                                                                 Three Months Ended
                                                                          September 30,

                                                                1998            1999
                                                                             (Restated)
Cash flows from operating activities
  Net loss ...........................................     $   (12,821)     $(6,345,675)
                                                           -----------      -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities
   Depreciation and amortization .....................            --             97,908
   Stock options granted for services to non employees            --          5,836,724
   Changes in assets and liabilities
     Accounts receivable .............................            --             88,979
     Inventory .......................................            --              4,083
     Intangible assets ...............................          (4,132)            --
     Interest payable ................................          16,953           35,550
     Accounts payable ................................            --             11,887
     Deferred revenue ................................            --              1,926
     Commissions payable .............................            --             35,844
     Payroll taxes payable ...........................            --              3,436
                                                           -----------      -----------
                                                                12,821        6,116,337
                                                           -----------      -----------
      Net cash used in operations ....................            --           (229,338)
                                                           -----------      -----------

Cash flows from investing activities
  Cash acquired in acquisition .......................            --             21,248
  Advances to related party ..........................            --           (200,000)
                                                           -----------      -----------
      Net cash provided by investing activities ......            --           (178,752)
                                                           -----------      -----------

Cash flows from financing activities
  Proceeds from subscriptions received ...............            --            884,289
  Payments on notes payable ..........................            --           (315,000)
  Proceeds from notes payable ........................            --            125,000
                                                           -----------      -----------
      Net cash provided by financing activities ......            --            694,289
                                                           -----------      -----------

Net increase in cash .................................            --            286,199

Cash and cash equivalents-beginning of period ........            --               --
                                                           -----------      -----------

Cash and cash equivalent-end of period ...............     $      --        $   286,199
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
Goodwill and customer  databases are amortized using the straight-line  method over five years.

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

Also on  November  4,  1998,  ITHC  acquired a customer  database  of 41,415  individual subscribers  from Combined  Telecommunications  Consultancy,  Ltd. (CTC) in exchange for
1,000 (5,688,570,  as adjusted,) shares of ITHC common stock and an $800,000  promissory note payable  November 4, 1999 (and  subsequently  extended until July 1, 2001 as to the remaining  balance  due).  CTC is  partially  owned by a former  officer and director of
ITHC.  This  is  an  electronically  archived  database  containing  41,415  individual,
comma-delimited   records  of  residential  and  business   accounts  of  long  distance
telephone  subscribers.  The  domiciles  of these  accounts  are all located  within the
United  States.  Approximately  90% of these  accounts  have an  affinity  to a  foreign country, and the accounts are held by persons of Russian,  Romanian,  Czech,  Slovakian,
Slovenian, Polish, Bulgarian, German, Japanese and Filipino national origin.

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

Note 4 - Long-Term Debt

Long-term debt consists of the following:
                                                              June 30,        September 30,
                                                                1999              1999
                                                             -----------      -----------
8% unsecured  promissory  notes  payable,  principal and
 interest due upon maturity at July 2000  ..............     $ 1,300,000      $ 1,300,000

8% unsecured  promissory  note  payable,  principal  and
 interest due upon maturity at November 2000  ..........            --            300,000
                                                             -----------      -----------
                                                               1,300,000        1,600,000
Less current portion ...................................        (700,000)      (1,300,000)
                                                             -----------      -----------

                                                             $   600,000      $   300,000
                                                             ===========      ===========

Note 5 - Amortization of Customer Databases and Goodwill

The Company  changed its method of amortizing  customer  databases  and goodwill  during fiscal  2000.  Previously  the Company  did not begin to amortize it customer  databases
until  the  migration  of  these  names  into  active  customers  had  begun.   However,
effective  July 1, 1999 as a result of the  significant  uncertainties  surrounding  the commencement of the migration process,  the Company has reflected  amortization of these databases over their estimated  remaining  useful lives of 4.33 years (through  November
1, 2003).  Additionally,  the Company changed the estimated  useful live of the goodwill acquired in connection  with the  acquisition of the net assets of Cognigen  Corporation from 20 years to 5 years.  The  effects  of these  corrections  on  previously  reported quarterly  amounts  was  approximately  $83,000 of  additional  amortization  expense as follows:

                                                     Loss Per  Stockholders'
                                      Net Loss        Share       Equity
                                    ------------  ------------ -------------
Three months ended September 30,
 1999, as reported .............     (6,262,675)       (.26)     214,896
Three months ended September 30,
 1999, as adjusted .............     (6,345,675)       (.26)     131,896

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

Results of Operations for Cognigen for the Three Months Ended September 30, 1998

Revenue
   Prepaid cards and pins ...........     $ 222,762
   Commissions ......................        74,360
                                          ---------
      Total revenue .................       297,122

Operating expenses
   Prepaid cards and pins ...........       123,899
   Commissions ......................        63,599
   Sales, general and administrative        144,977
                                          ---------
      Total operating expenses ......       332,475
                                          ---------

Loss from operations and before taxes       (35,353)

Income taxes ........................          --
                                          ---------

Net loss ............................     $ (35,353)
                                          =========

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

General and  administrative  operating  expenses  increased  $6,402,312,  or 4,416%,  to
$6,547,289  during the three months ended  September 30, 1999 from  $144,977  during the three months ended  September 30,  1998.  This increase is primarily due to the addition of staff and the  charge  for stock  options  granted  to non  employees  and  increased amortization expense.

The Company  incurred a loss from  operations of  $6,310,125  for the three months ended
September  30,  1999  compared  with a loss from  operations  of  $35,353  for the three months  ended  September  30,  1998.  The primary  increase in the loss from  operations during  the  current  period is mostly  related  to the  increased  staff  costs and the charge for stock options granted to non employees.

Net interest  expense for the three months ended September 30, 1999 of $35,550  compares to net interest  expense  during the same three months ended  September  30, 1998 of $0.
The reason for this  increase is due to  increased  borrowings  during the three  months ended  September 30, 1999.  After  interest  expense,  the net loss for the three months ended  September 30, 1999 was  $6,345,675,  or $(.26) per share,  compared to a net loss of $35,353 for the three months ended September 30, 1998.

Liquidity and Capital Resources:

The Company has funded its operations to date primarily  from  shareholder  advances and stock  subscriptions  received.  At September  30,  1999,  the Company had cash and cash equivalents of approximately $286,199 and a working capital deficit of $1,081,447.

Cash  used by the  Company  for  operating  activities  during  the three  months  ended
September 30, 1999 was  approximately  $229,338.  A primary component of the use of cash during the three months was the Company's  net loss of $6,345,675  adjusted for non-cash adjustments of depreciation and  amortization of approximately  $97,908 and stock option expense of  $5,836,724.  Sources of  operating  cash were the  increase in payables  and deferred  revenue  of  $86,717  and  $1,926,  respectively.  Additional  sources of cash include  $21,248 from the acquisition of Cognigen.  Additional  sources and uses of cash during  the three  months  ended  September 30,  1999  included  net  proceeds  from the receipt of stock  subscriptions  of $884,289,  proceeds  from notes  payable of $125,000 and payments on notes payable of $315,000.

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
January 31, 2001