Form 10-Q/A
period 1999-12-31
COGNIGEN NETWORKS INC
filed 2001-02-02
CIK 726293

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
                              Yes_____    No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares  outstanding of each of the issuer's  classes of common equity, as of the latest practicable date.

                                               Outstanding at
                    Class                    December 31, 1999
         -------------------------          -------------------

        Common Stock, $.001 par value            32,500,000

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

Signatures

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Operations

                                                                Three Months Ended
                                                                    December 31,
                                                           ------------------------------
                                                               1998              1999
                                                           -------------     ------------
                                                                               (Restated)
Revenue
  Prepaid cards and pins .............................     $       --        $    318,705
  Commissions ........................................             --             490,074
  Other ..............................................             --               2,370
  Allowances .........................................             --             (12,402)
                                                           -------------     ------------
   Total revenue .....................................             --             798,747
                                                           -------------     ------------

Operating expenses
  Prepaid cards and pins .............................             --             236,954
  Marketing commissions ..............................             --             396,570
  Sales, general and administrative ..................             --             571,664
                                                           -------------     ------------
   Total operating expenses ..........................             --           1,205,188
                                                           -------------     ------------

Loss from operations .................................             --            (406,441)

Other income (expense)
  Other income .......................................             --              16,727
  Interest expense ...................................          (16,953)          (32,700)
                                                           -------------     ------------

Loss before income taxes .............................          (16,953)         (422,414)

Income taxes .........................................            4,132              --
                                                           -------------     ------------

Net loss .............................................     $    (12,821)     $   (422,414)
                                                           =============     ============

Loss per common share - basic and diluted ............     $       --        $       (.01)
                                                           =============     ============

Weighted average number of common shares outstanding -
 basic and diluted ...................................            2,000        32,500,000
                                                           =============     ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Operations

                                                                 Six Months Ended
                                                                    December 31,
                                                           ------------------------------
                                                                1998             1999
                                                           -------------     ------------
                                                                             (Restated)
Revenue
  Prepaid cards and pins .............................     $       --        $    763,795
  Commissions ........................................             --             935,207
  Other ..............................................             --               2,370
  Allowances .........................................             --             (17,781)
                                                           -------------     ------------
   Total revenue .....................................             --           1,683,591
                                                           -------------     ------------

Operating expenses
  Prepaid cards and pins .............................             --             539,591
  Commissions ........................................             --             741,613
  Sales, general and administrative ..................             --           7,118,953
                                                           -------------     ------------
   Total operating expenses ..........................             --           8,400,157
                                                           -------------     ------------

Loss from operations .................................             --          (6,716,566)

Other income (expense)
  Other income .......................................             --              16,727
  Interest expense ...................................          (33,906)          (68,250)
                                                           -------------     ------------

Loss before income taxes .............................          (33,906)       (6,768,089)

Income taxes .........................................            8,264              --
                                                           -------------     ------------

Net loss .............................................     $    (25,642)     $ (6,768,089)
                                                           =============     ============

Loss per common share - basic and diluted ............     $       --        $       (.24)
                                                           =============     ============

Weighted average number of common shares outstanding -
 basic and diluted ...................................            2,000        28,314,262
                                                           =============     ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                      Unaudited Consolidated Balance Sheets

                                                                            June 30,        December 31,
                                                                              1999             1999
                                                                         -------------      -----------
                                                                                              (Restated)

                                           Assets
Current assets
  Cash ..............................................................     $       --        $  2,765,570
  Accounts receivable ...............................................             --             346,777
  Advances to related party .........................................             --             435,000
  Inventory .........................................................             --              35,665
  Other current assets ..............................................             --             153,348
                                                                          -------------      -----------
   Total current assets .............................................             --           3,736,360
                                                                          -------------      -----------

Property and equipment ..............................................             --             225,500
                                                                          -------------      -----------

Other assets
  Deposits and other assets .........................................             --              10,591
  Goodwill, net .....................................................             --             192,397
  Customer databases, net ...........................................        1,300,000         1,150,000
  Deferred tax asset ................................................           16,551            16,605
                                                                          -------------      -----------
   Total other assets ...............................................        1,316,551         1,369,593
                                                                          -------------      -----------

Total assets ........................................................     $  1,316,551      $  5,331,453
                                                                          =============      ===========

                       Liabilities and Stockholders' (Deficit) Equity

Current liabilities
  Interest payable ..................................................     $     67,814      $    136,064
  Current portion of long-term debt .................................          700,000           690,000
  Accounts payable ..................................................             --              94,095
  Deferred revenue ..................................................             --              95,486
  Commissions payable ...............................................             --             242,968
  Payroll taxes payable .............................................             --              76,657
  Income taxes payable ..............................................             --              13,770
                                                                          -------------      -----------
   Total current liabilities ........................................          767,814         1,349,040

Long-term debt ......................................................          600,000              --
                                                                          -------------      -----------
   Total liabilities ................................................        1,367,814         1,349,040

Stockholders' (deficit) equity
  Common stock, $.01 (June) and $.001 (December) par
   value, 10,000 shares authorized; 2,000 shares issued
   and outstanding at June 30, 1999 and 50,000,000
   shares authorized; 32,500,000 issued and outstanding
   and 49,808,966 to be issued at December 31, 1999 .................               20            82,308
  Additional paid in capital ........................................             --          10,909,477
  Accumulated deficit ...............................................          (51,283)       (7,009,372)
                                                                          -------------      -----------
   Total stockholders' (deficit) equity .............................          (51,263)        3,982,413
                                                                          -------------      -----------

Total liabilities and stockholders' (deficit) equity ................     $  1,316,551      $  5,331,453
                                                                          =============      ===========

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Cash Flows

                                                               Six Months Ended
                                                                  December 31,
                                                           ----------------------------
                                                              1998              1999
                                                           -----------      -----------
                                                                             (Restated)
Cash flows from operating activities
  Net loss ...........................................     $   (25,642)     $(6,768,089)
                                                           -----------      -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities
   Depreciation and amortization .....................            --            183,597
   Stock options granted for services to non employees            --          5,836,724
   Changes in assets and liabilities
     Receivables .....................................            --            (67,270)
     Inventory .......................................            --            (10,589)
     Other current assets ............................            --           (152,596)
     Intangible assets ...............................          (8,264)          (9,076)
     Interest payable ................................          33,906           68,250
     Accounts payable ................................            --             90,837
     Deferred revenue ................................            --             23,723
     Commissions payable .............................            --             58,700
     Payroll taxes payable ...........................            --             26,254
                                                           -----------      -----------
                                                                25,642        6,048,554
                                                           -----------      -----------
      Net cash used in operations ....................            --           (719,535)
                                                           -----------      -----------

Cash flows from investing activities
  Capital expenditures ...............................            --           (158,363)
  Advances to related parties ........................            --           (435,000)
  Cash acquired in acquisition .......................            --             21,248
                                                           -----------      -----------
      Net cash used in investing activities ..........            --           (572,115)
                                                           -----------      -----------

Cash flows from financing activities
  Payment for stock ..................................            --           (190,000)
  Proceeds from subscriptions received ...............            --          5,157,220
  Payments on notes payable ..........................            --           (910,000)
                                                           -----------      -----------
      Net cash provided by financing activities ......            --          4,057,220
                                                           -----------      -----------

Net increase in cash .................................            --          2,765,570

Cash and cash equivalents-beginning of period ........            --               --
                                                           -----------      -----------

Cash and cash equivalent-end of period ...............     $      --        $ 2,765,570
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

Intangible Assets

Intangible  assets are stated at cost and consist of goodwill  and customer databases  and are  amortized  using  the  straight-line  method  over five years.

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

Note 4 - Long-Term Debt

Long-term debt consists of the following:
                                                               June 30,       December 31,
                                                                 1999              1999
                                                             -----------      -----------
8% unsecured  promissory  notes  payable,  principal and
 interest due upon maturity at July 2000  ..............     $ 1,300,000      $   510,000

8% unsecured  promissory  note  payable,  principal  and
 interest due upon maturity at November 2000  ..........            --            180,000
                                                             -----------      -----------
                                                               1,300,000          690,000
Less current portion ...................................        (700,000)        (690,000)
                                                             -----------      -----------

                                                             $   600,000      $      --
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

                                                          Loss Per   Stockholders'
                                            Net Loss       Share        Equity
                                          ----------      --------   ------------
Three months ended December 31, 1999,
 as reported ........................       (339,414)       (.01)     4,148,413
Three months ended December 31, 1999,
 as adjusted ........................       (422,414)       (.01)     3,982,413
Six months ended December 31, 1999,
 as reported ........................     (6,602,089)       (.24)     4,148,413
Six months ended December 31, 1999,
 as adjusted ........................     (6,768,089)       (.24)     3,982,413

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

                  Unaudited Results of Operations for Cognigen

                                                 Three Months    Six Months
                                                     Ended         Ended
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

General  and  administrative  operating  expenses  increased  $495,852,  or
654%,  to $571,664  during the three  months  ended  December 31, 1999 from
$75,812  during the three months ended  December  31, 1998.  This  increase is  primarily  due to the  addition  of  staff  and  associated  costs  and increased amortization expense.

The  Company  incurred a loss from  operations  of  $406,441  for the three months ended  December 31, 1999 compared with  operating  income of $29,905 for the three months  ended  December  31,  1998.  The primary  decrease in operating  income  during  the  current  period  is mostly  related  to the increased staff costs.

Net  interest  expense  for the three  months  ended  December  31, 1999 of
$32,700  compares  to net  interest  expense  during the same three  months ended  December  31,  1998 of $0. The reason  for this  increase  is due to increased  borrowings  during the three  months  ended  December  31, 1999.
After  interest  expense,  the net loss for the three months ended December
31,  1999 was  $422,414,  or $(.01)  per share,  compared  to net income of
$29,905 for the three months ended December 31, 1998.

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

General and  administrative  operating expenses  increased  $6,898,164,  or
3,124%,  to $7,118,953  during the six months ended  December 31, 1999 from
$220,789  during the six months ended  December 31, 1998.  This increase is primarily  due to the  addition  of staff and the charge for stock  options granted to non employees.

The Company  incurred a loss from  operations of  ($6,716,566)  for the six months ended  December 31, 1999 compared  with an operating  loss of $5,448 for the six months  ended  December  31,  1998.  The  primary  increase  in operating  loss  during  the  current  period  is  mostly  related  to  the increased  staff  costs and the  charge  for stock  options  granted to non employees.

Net  interest  expense  for the  six  months  ended  December  31,  1999 of
$68,250  compares  to net  interest  expense  during the six  months  ended
December  31, 1998 of $0. The reason for this  increase is due to increased borrowings  during the six months ended  December 31, 1999.  After interest expense,  the net loss  for the six  months  ended  December  31,  1999 was
$6,768,089,  or $(.24)  per share,  compared  to net loss of $5,448 for the six months ended December 31, 1998.

Liquidity and Capital Resources:

The Company has funded its operations to date  primarily  from  shareholder advances  and stock  subscriptions  received.  At December  31,  1999,  the
Company  had cash and cash  equivalents  of  approximately  $2,765,570  and working capital of $2,387,320.

Cash used by the Company  for  operating  activities  during the six months ended December 31, 1999 was  approximately  $719,535.  A primary  component of the use of cash  during  the six months  was the  Company's  net loss of
$6,768,089   adjusted  for  non-cash   adjustments  of   depreciation   and
amortization  of  approximately   $183,597  and  stock  option  expense  of
$5,836,724.   Additional   uses  of  operating  cash  for  the  six  months
included  increases  in  the  Company's  accounts  receivable  of  $67,270, inventory of $10,589,  other  current  assets of $152,596  and  intangibles and other  assets of $9,076.  Sources of  operating  cash were the increase in payables  and deferred  revenue of $244,041  and $23,723,  respectively.
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

By: /s/Darrell H. Hughes
    Darrell H. Hughes
    President and Chief Executive
    Officer

By: /s/ David G. Lucas
    David G. Lucas
    Chief Financial Officer

Denver, Colorado
January 31, 2001