Form 10QSB/A
period 2000-03-31
COGNIGEN NETWORKS INC
filed 2001-02-02
CIK 726293

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

                                 (206) 297-6151
                           (Issuer's Telephone number)

                                       N/A
------------------------------------------------------------------------------------
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

                                                               Outstanding at
                   Class                                       March 31, 2000
   --------------------------------                           -------------------------

    Common Stock, $.001 par value                                   44,989,102

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

                          Quarter Ended March 31, 2000

                                  FORM 10-QSB/A

Part I - FINANCIAL INFORMATION

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statement of Stockholder's Equity (Deficit)

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Signatures

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Operations

                                                               Three Months Ended
                                                                   March 31,
                                                         ------------------------------
                                                              1999             2000
                                                         ------------      ------------
                                                                             (Restated)
Revenue
  Prepaid cards and pins ...........................     $       --        $     82,632
  Marketing commissions ............................             --             707,193
  Other ............................................             --             129,504
  Allowances .......................................             --             (10,731)
                                                         ------------      ------------
   Total revenue ...................................             --             908,598
                                                         ------------      ------------

Operating expenses
  Prepaid cards and pins ...........................             --             170,798
  Marketing commissions ............................             --             457,062
  Selling, general and administrative ..............             --             886,662
                                                         ------------      ------------
   Total operating expenses ........................             --           1,514,522
                                                         ------------      ------------

Loss from operations ...............................             --            (605,924)

Other income (expense)
  Other income .....................................             --              42,452
  Interest expense .................................          (16,953)          (39,517)
                                                         ------------      ------------

Loss before income taxes ...........................          (16,953)         (602,989)

Income taxes .......................................            4,132              --
                                                         ------------      ------------

Net loss ...........................................     $    (12,821)     $   (602,989)
                                                         ============      ============

Loss per common share - basic and diluted ..........     $       --        $      (0.01)
                                                         ============      ============

Weighted average number of common shares outstanding
 - basic and diluted ...............................       14,411,039        82,287,546
                                                         ============      ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Operations

                                                                Nine Months Ended
                                                                      March 31,
                                                           ------------------------------
                                                                1999              2000
                                                           -------------     ------------
                                                                               (Restated)
Revenue
  Prepaid cards and pins .............................     $       --        $    846,427
  Marketing commissions ..............................             --           1,642,400
  Other ..............................................             --             131,874
  Allowances .........................................             --             (28,512)
                                                           -------------     ------------
   Total revenue .....................................             --           2,592,189
                                                           -------------     ------------

Operating expenses
  Prepaid cards and pins .............................             --             710,389
  Marketing commissions ..............................             --           1,198,675
  Selling, general and administrative ................             --           8,005,615
                                                           -------------     ------------
   Total operating expenses ..........................             --           9,914,679
                                                           -------------     ------------

Loss from operations .................................             --          (7,322,490)

Other income (expense)
  Other income .......................................             --              59,179
  Interest expense ...................................          (50,859)         (107,767)
                                                           -------------     ------------

Loss before income taxes .............................          (50,859)       (7,371,078)

Income taxes .........................................           12,396              --
                                                           -------------     ------------

Net loss .............................................     $    (38,463)     $ (7,371,078)
                                                           =============     ============

Loss per common share - basic and diluted ............     $       --        $      (0.10)
                                                           =============     ============

Weighted average number of common shares outstanding -
 basic and diluted ...................................       14,411,039        76,736,355
                                                           =============     ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                      Unaudited Consolidated Balance Sheets

                                                                            June 30,          March 31,
                                                                              1999              2000
                                                                          ------------      ------------
                                                                                             (Restated)
                                     Assets
Current assets
  Cash ..............................................................     $       --        $  1,983,745
  Accounts receivable ...............................................             --             160,569
  Advances - related party ..........................................             --             570,000
  Employee receivable ...............................................             --              20,000
  Commissions receivable ............................................             --             399,764
  Inventory .........................................................             --              66,808
  Other current assets ..............................................             --             108,698
                                                                          ------------      ------------
   Total current assets .............................................             --           3,309,584
                                                                          ------------      ------------

Property and equipment, net .........................................             --             254,038
                                                                          ------------      ------------

Other assets
  Deposits and other assets .........................................             --              10,590
  Goodwill, net .....................................................             --             181,708
  Customer databases, net ...........................................        1,300,000         1,075,000
  Deferred tax asset ................................................           16,551            16,605
                                                                          ------------      ------------
   Total other assets ...............................................        1,316,551         1,283,903
                                                                          ------------      ------------

Total assets ........................................................     $  1,316,551      $  4,847,525
                                                                          ============      ============

                 Liabilities and Stockholders' (Deficit) Equity
Current liabilities
  Interest payable ..................................................     $     67,814      $    165,564
  Current portion of long-term debt .................................          700,000           510,000
  Accounts payable ..................................................             --              22,906
  Deferred revenue ..................................................             --             149,262
  Commissions payable ...............................................             --             289,691
  Payroll taxes payable .............................................             --             124,424
  Income taxes payable ..............................................             --              13,387
                                                                          ------------      ------------
   Total current liabilities ........................................          767,814         1,275,234

Long-term debt ......................................................          600,000           180,000
                                                                          ------------      ------------
   Total liabilities ................................................        1,367,814         1,455,234

Stockholders' (deficit) equity
  Common stock $.001 par value, 50,000,000 shares
   authorized; 14,411,039 and 44,989,102 issued and
   outstanding at June 30, 1999 and March 31, 2000,
   respectively, and 37,298,444 to be issued at March ...............               20            82,287
   31, 2000
  Additional paid in capital ........................................             --          10,732,365
  Accumulated deficit ...............................................          (51,283)       (7,422,361)
                                                                          ------------      ------------
   Total stockholders' (deficit) equity .............................          (51,263)        3,392,291
                                                                          ------------      ------------

Total liabilities and stockholders' (deficit) equity ................     $  1,316,551      $  4,847,525
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

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

       Unaudited Consolidated Statement of Shareholders' Equity (Deficit)
                    For the Nine Months Ended March 31, 2000

                                        Common Stock
                                  ----------------------------                                             Total
                                                                    Additional                         Shareholders'
                                                                      Paid-in        Accumulated          Equity
                                    Shares           Amount           Capital          Deficit           (Deficit)
                                  -----------     ------------     ------------      ------------      ------------
                                                                                      (Restated)

Balance June 30, 1999 ......       11,377,137     $         20     $       --        $    (51,283)     $    (51,263)

Stock issued in connection
 with the acquisition of
 Cognigen assets (Note 5) ..       42,664,260               55           30,000              --              30,055
 and employment agreements

Reverse acquisition (Note 5)       15,757,047           69,723         (261,957)             --            (192,234)
Common stock issued for cash
 net of $727,474 of expenses       12,489,102           12,489        5,127,598              --           5,140,087
 (Note 6)

Options issued for services
 to non-employees (Note 6) .             --               --          5,836,724              --           5,836,724

 Net loss ..................             --               --               --          (7,371,078)       (7,371,078)
                                  -----------     ------------     ------------      ------------      ------------

Balance, March 31, 2000 ....       82,287,546     $     82,287     $ 10,732,365      $ (7,422,361)     $  3,392,291
                                  ===========     ============     ============      ============      ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.
                   (FORMERLY SILVERTHORNE PRODUCTION COMPANY)

                 Unaudited Consolidated Statements of Cash Flows

                                                                 Nine Months Ended
                                                                             March 31,

                                                                1999            2000
                                                                             (Restated)
Cash flows from operating activities
  Net loss .............................................     $   (38,463)     $(7,371,078)
                                                             -----------      -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities
   Depreciation and amortization .......................            --            270,013
   Stock  options  granted and stock issued to employees
    for services to non employees ......................            --          5,836,724
   Stock issued in connection  with the  acquisition  of
    Cognigen assets and employment agreements ..........            --             30,000
   Changes in assets and liabilities
     Receivables .......................................            --           (300,826)
     Inventory .........................................            --            (41,732)
     Other current assets ..............................            --           (107,946)
     Interest payable ..................................          50,859           97,750
     Accounts payable ..................................            --             93,669
     Deferred revenue ..................................            --             77,499
     Intangible assets .................................            --             (9,075)
     Commissions payable ...............................            --            105,423
     Income taxes payable ..............................            --               (383)
                                                             -----------      -----------
                                                                  50,859        6,051,116
                                                             -----------      -----------
      Net cash used in operations ......................          12,396       (1,319,962)
                                                             -----------      -----------

Cash flows from investing activities
  Capital expenditures .................................            --           (187,628)
  Cash acquired in acquisition .........................            --             21,248
  Advances to related party ............................            --           (570,000)
                                                             -----------      -----------
      Net cash used in investing activities ............         (12,396)        (736,380)
                                                             -----------      -----------

Cash flows from financing activities
  Net proceeds from stock issuance .....................            --          5,140,087
  Distribution related to reverse acquisition ..........            --           (190,000)
  Payments on notes payable ............................            --           (910,000)
                                                             -----------      -----------
      Net cash provided by financing activities ........            --          4,040,087
                                                             -----------      -----------

Net increase in cash ...................................            --          1,983,745

Cash and cash equivalents-beginning of period ..........            --               --
                                                             -----------      -----------

Cash and cash equivalent-end of period .................     $      --        $ 1,983,745
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

Note 2 - Long-Term Debt

Long-term debt consists of the following:
                                                              June 30,         March 31,
                                                                1999             2000
                                                             -----------      -----------
8% unsecured  promissory  notes  payable,  principal and
 interest due upon maturity in July 2000  ..............     $ 1,300,000      $   510,000

8% unsecured  promissory  note  payable,  principal  and
 interest due upon maturity in November 2000  ..........            --            180,000
                                                             -----------      -----------
                                                               1,300,000          690,000
      Less current portion of long-term debt ...........        (700,000)        (510,000)
                                                             -----------      -----------

                                                             $   600,000      $   180,000
                                                             ===========      ===========

Note 3 - Business Acquisitions

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

The  combined  aggregate  purchase  price  of  the  Company's  acquisition  of  Cognigen
Switching  ($3,287,397)  and  Cognigen  ($300,055)  have been  allocated  to the  assets acquired  and  liabilities  assumed  based  on the  fair  market  values  on the date of acquisition, as follows:

Cash ........................     $    34,900
Accounts receivable .........         318,521
Property and equipment ......         205,777
Goodwill - Cognigen .........         213,770
Goodwill - Cognigen Switching       3,596,164
Deposits and other ..........         103,719
Accounts payable ............         (41,910)
Accrued expenses ............        (408,872)
Debt ........................        (434,617)
                                  -----------

                                  $ 3,587,452
                                  ===========

Note 4 - Stockholders' Equity

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

Note 5 - Related Party Activities

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

Note 7 - Amortization of Customer Databases and Goodwill

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

                                                         Loss Per  Stockholders'
                                            Net Loss       Share      Equity
                                         -----------    ----------  ----------
Three months ended March 31, 2000, as
 reported ...........................       (519,989)       (.01)   3,641,291
Three months ended March 31, 2000, as
 adjusted ...........................       (602,989)       (.01)   3,392,291
Nine months ended March 31, 2000, as
 reported ...........................     (7,138,078)       (.09)   3,641,291
Nine months ended March 31, 2000, as
 adjusted ...........................     (7,371,078)       (.10)   3,392,291

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

                         Unaudited Results of Operations

                                   Unaudited Results of             Unaudited Results of
                                       Operations for                    Operations
                                        The Company                     for Cognigen
                                --------------------------------------------------------------
                                Three Months     Nine Months     Three Months      Nine Months
                                   Ended            Ended            Ended           Ended
                                   March 31,       March 31,        March 31,       March 31,
                                    2000             2000             1999            1999
                                -----------      -----------      -----------      -----------
Revenue
  Prepaid cards and pins ..     $    82,632      $   846,427      $   226,616      $   657,003
  Marketing commissions ...         707,193        1,642,400          277,596          434,707
  Other ...................         129,504          131,874             --               --
  Allowances ..............         (10,731)         (28,512)            --               --
                                -----------      -----------      -----------      -----------
   Total revenue ..........         908,598        2,592,189          504,212        1,091,710

Operating expenses
  Prepaid cards and pins ..         170,798          710,389          193,883          450,007
  Marketing commissions ...         457,062        1,198,675          205,334          321,367
  Sales, general and
  administrative ..........         886,662        8,005,615          138,234          359,023
                                -----------      -----------      -----------      -----------
   Total operating expenses       1,514,522        9,914,679          537,451        1,130,397
                                -----------      -----------      -----------      -----------

Loss from operations ......        (605,924)      (7,322,490)         (33,239)         (38,687)

Other income (expense)
  Other income ............          42,452           59,179             --               --
  Interest expense ........         (39,517)        (107,767)            --               --
                                -----------      -----------      -----------      -----------

Net income (loss) .........     $  (602,989)     $(7,371,078)     $   (33,239)     $   (38,687)
                                ===========      ===========      ===========      ===========

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

General and administrative  operating expenses increased $748,428,  or 541%, to $886,662 during the three  months  ended March 31,  2000 from  $138,234  during the three  months ended March 31, 1999.  This  increase is due to  increased  salaries of $164,706 or 182%
as a result of more  headcount,  increased legal and  professional  expenses of $101,031 or 131%  due to  acquisitions  and  increased  commissions  paid of  $51,200  or 13% and increased amortization expense.

The Company  incurred a loss from  operations  of $605,924  for the three  months  ended
March 31, 2000  compared  to $33,239 for the three  months  ended  March 31,  1999.  The decrease  in  operating  loss  during  the  current  period is  directly  related to the increase in general and administrative expenses discussed above.

Net  interest  income for the three  months  ended March 31, 2000 of $2,935  compares to net  interest  income  during  the same three  months  ended  March 31,  1999 of $0. The reason  for this  increase  is due to larger  cash  balances  earning  interest  from an increase in deposits.  After  interest  income,  the net loss for the three months ended
March 31, 2000 was $602,989,  or $.01 loss per share,  compared to net income of $33,239 for the three months ended March 31, 1999.

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

General and  administrative  operating  expenses  increased  $7,646,592,  or 2,129%,  to
$8,005,615  during the nine months  ended March 31, 2000 from  $359,023  during the nine months  ended March 31,  1999.  This  increase  is due to a non-cash  charge for options granted to  non-employees  of  $5,836,724  in addition to increased  salaries  resulting from  significant  Company  growth  and  increased  legal and  professional  costs  from business  acquisitions and related public filings and increased  amortization expense of
$270,013.

The Company  incurred a loss from  operations  of  $7,322,490  for the nine months ended
March 31, 2000  compared  with an  operating  loss of $38,687 for the nine months  ended
March 31,  1999.  The  increase in  operating  loss during the period is also related to the increase in general and administrative costs discussed above.

Net  interest  expense for the nine months  ended March 31, 2000 of $48,588  compares to net interest  expense  during the nine months ended March 31, 1999 of $0. The reason for this increase is due to an increase in outstanding  debt.  After interest  expense,  the net loss for the nine  months  ended March 31,  2000 was  $7,371,078,  or $0.10 loss per share, compared to net loss of $38,687 for the nine months ended March 31, 1999.

Liquidity and Capital Resources:

The Company has funded its operations to date primarily  from  shareholder  advances and stock  subscriptions  received.  At  March  31,  2000,  the  Company  had  cash and cash equivalents of $1,983,745 and working capital of $2,034,350.

Cash used by the Company for  operating  activities  during the nine months  ended March
31,  2000  was  $1,319,962.  A  primary  component  of the use of cash  during  the nine months was the Company's net loss of $7,371,078  adjusted for non-cash  adjustments  for depreciation  and  amortization  of $270,013  and stock  option  expense of  $5,836,724.
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