Form 10KSB/A
period 2000-06-30
COGNIGEN NETWORKS INC
filed 2001-02-02
CIK 726293

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

                         Commission file number 0-11730

                             COGNIGEN NETWORKS, INC.
                 (Name of small business issuer in its charter)

               COLORADO                                84-0189377
-----------------------------------              ----------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 7001 Seaview Avenue, N.W., Suite 210, Seattle, Washington            98117
-----------------------------------------------------------      -------------
         (Address of principal executive offices)                  (Zip Code)

                                 (206) 297-6151
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                  common stock
                                (Title of class)

   Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during  the past 12 months  (or for such  shorter period that the  registrant  was required to file such  reports),  and (2) has been
subject to such filing requirements for the past 90 days.               Yes
__|X|__.....No   ____
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

      Transitional Small Business Disclosure Format   Yes    ____       No__|X|__

                                 TABLE OF CONTENTS

PART II

Item 7......Financial Statements

Part III

Item 9.     Directors,   Executive   Officers,   Promoters  and  Control   Persons;
            Compliance with Section 16(a) of the Exchange Act

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

Denver, Colorado
January 20, 2000

                                                        /s/ Comiskey & Company
                                                            Comiskey & Company
                                                      PROFESSIONAL CORPORATION

                             COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheet
                                  June 30, 2000
                                   (Restated)

                                        Assets
Current assets
    Cash .........................................................   $    717,344
    Accounts receivable, net of allowance for doubtful accounts of
     $5,000 ......................................................         61,046
    Commissions receivable, net of allowance for doubtful accounts
     of $25,000 ..................................................        538,163
    Employee receivable ..........................................          1,661
    Inventory ....................................................        133,486
    Other current assets .........................................        417,028
    Deferred tax asset - current .................................           --
                                                                     ------------
          Total current assets ...................................      1,868,728
                                                                     ------------

Property, plant and equipment, net of accumulated depreciation of
 $363,121 .......................................................         486,291
                                                                     ------------
Other assets
    Deposits and other assets ....................................         88,552
    Goodwill, net of $154,917 of amortization ....................      3,655,017
    Customer databases, net of $300,000 of amortization ..........      1,000,000
    Deferred tax asset - non current .............................           --
                                                                     ------------
          Total other assets .....................................      4,743,569
                                                                     ------------

Total assets .....................................................   $  7,098,588
                                                                     ============
                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable .............................................   $     97,420
    Other accrued liabilities ....................................        108,324
    Interest payable .............................................        239,421
    Commissions payable ..........................................        326,681
    Payroll taxes payable ........................................         21,179
    Current portion of capital leases ............................        106,551
    Current portion of notes payable .............................        315,000
                                                                     ------------
          Total current liabilities ..............................      1,214,576
                                                                     ------------

Long-term portion of capital leases ..............................         12,152
Long-term portion of notes payable ...............................        510,000
                                                                     ------------
          Total liabilities ......................................      1,736,728
                                                                     ------------

Commitments and Contingencies

Stockholders' equity
  Common stock $.001 par value, 50,000,000 shares
   authorized; 46,980,547 issued and outstanding at
   June 30, 2000, and 37,298,444 to be
   issued shares (2000) ..........................................         84,278
    Additional paid-in capital ...................................     13,594,051
    Accumulated deficit ..........................................     (8,316,469)
                                                                     ------------
          Total stockholders' equity .............................      5,361,860
                                                                     ------------

Total liabilities and stockholders' equity .......................   $  7,098,588
                                                                     ============

                 See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Operations

                                                 For the Years Ended
                                                       June 30,
                                            ----------------------------
                                                1999             2000
                                            ------------     -----------
                                                     (Restated)
Revenue
    Prepaid cards and pins ..............   $       --         1,138,165
    Marketing commissions ...............           --         2,598,008
    Other ...............................           --            63,540
                                            ------------     -----------
          Total revenue .................           --         3,799,713
                                            ------------     -----------

Operating expenses
    Prepaid cards and pins ..............           --           950,727
    Marketing commissions ...............           --         1,657,195
    Selling, general and administrative .           --         8,734,444
    Depreciation and amortization .......           --           561,510
                                            ------------     -----------
          Total operating expenses ......           --        11,903,876
                                            ------------     -----------

Loss from operations ....................           --        (8,104,163)

Interest expense ........................        (67,814)       (144,492)
                                            ------------     -----------

Loss before income taxes ................        (67,814)     (8,248,655)

Income taxes ............................         16,531         (16,531)
                                            ------------     -----------

Net loss ................................   $    (51,283)   $ (8,265,186)
                                            ============     ===========

Loss per common share - basic and diluted   $       --      $      (0.11)
                                            ============     ===========

Weighted average number of common shares
  basic and diluted .....................     11,377,137      78,549,437
                                            ============     ===========

                 See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

               Consolidated Statements of Stockholders' Equity
                   From July 24, 1998 through June 30, 2000

                                                                                                                                Total
                                                                   Common Stock            Additional                       Stockholders'
                                                             --------------------------      Paid-in        Accumulated       (Deficit)
                                                               Shares         Amount         Capital          Deficit          Equity
                                                             ----------    ------------    ------------    ------------    ------------
                                                                                                             (Restated)
Balance July 24, 1998 (inception) ......................           --      $       --      $       --      $       --      $       --

Common stock issued for intangible assets ..............     11,377,137              20            --              --                20

Net loss for the period July 24, 1998 to June 30, 1999 .           --              --              --           (51,283)        (51,283)
                                                             ----------    ------------    ------------    ------------    ------------

Balance June 30, 1999 ..................................     11,377,137              20            --           (51,283)        (51,263)

Stock issued in connection with Cognigen acquisition
 and employment agreement ..............................     42,664,260              55          30,000            --            30,055

Reverse acquisition ....................................     15,757,047          69,723        (261,957)           --          (192,234)

Common stock issued for cash net of $727,474 in expenses     12,489,102          12,489       5,127,598            --         5,140,087

Value of options issued for services ...................           --              --         6,022,004            --         6,022,004

Retirement of stock at cost ............................        (50,000)            (50)        (18,950)           --          (19,000)

Stock issued in connection with  acquisition of Cognigen      2,041,445           2,041       2,695,356            --         2,697,397

Net loss ...............................................           --              --              --        (8,265,186)     (8,265,186)
                                                             ----------    ------------    ------------    ------------    ------------

Balance at June 30, 2000 ...............................     84,278,991    $     84,278      13,594,051      (8,316,469)      5,361,860
                                                             ==========    ============    ============    ============    ============

                See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Cash Flows

                                                               June 30,
                                                     --------------------------
                                                         1999            2000
                                                     -----------    -----------
                                                                     (Restated)
Cash flows from operating activities
  Net loss .......................................   $   (51,283)   $(8,265,186)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net cash
  Depreciation and amortization ..................          --          561,510
  Stock options granted to non-employees and stock
   issued to employees for services ..............          --        6,052,004
  Deferred taxes .................................       (16,531)        16,531
  Changes in assets and liabilities
   Receivables ...................................          --          218,461
   Commission receivable .........................          --         (484,149)
   Inventory .....................................          --         (108,410)
   Other current assets ..........................          --         (340,120)
   Accounts payable ..............................          --           53,276
   Other accrued expenses ........................        67,814        218,919
   Other assets ..................................          --          (89,971)
                                                     -----------    -----------
                                                          51,283      6,098,051
                                                     -----------    -----------
     Net cash used in operations .................          --       (2,167,135)
                                                     -----------    -----------

Cash flows from investing activities
  Capital expenditures ...........................          --         (400,594)
  Cash paid in business acquisitions net of cash
   acquired ......................................          --         (555,100)
                                                     -----------    -----------
     Net cash used in investing activities .......          --         (955,694)
                                                     -----------    -----------

Cash flows from financing activities
  Net proceeds from stock issuance ...............          --        5,140,087
  Distribution related to reverse acquisition ....          --         (190,000)
  Payments on notes payable ......................          --       (1,090,000)
  Payment on capital leases ......................          --             (914)
  Retirement of stock ............................          --          (19,000)
                                                     -----------    -----------
     Net cash used in financing activities .......          --        3,840,173
                                                     -----------    -----------

Net increase in cash .............................          --          717,344

Cash and cash equivalents - beginning of period ..          --             --
                                                     -----------    -----------

Cash and cash equivalents - end of period ........   $      --      $   717,344
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

The  Company was  incorporated  in May 1983 in the State of Colorado to engage in the  cellular  radio and  broadcasting  business and to engage in any other lawful  activity  permitted  under  Colorado  law.  In June 1988,  the Company changed  its  name  to  Silverthorne  Production  Company  (Silverthorne)  and
commenced  operations  in the oil  and gas  industry.  These  operations  were discontinued  in 1989.  Since  1989,  Silverthorne  has  attempted  to  locate acquisition  prospects and negotiate an  acquisition.  Silverthorne's  pursuit of  an  acquisition  did  not  materialize  until  August 20, 1999,  with  the
purchase   of  the  assets  of   Inter-American   Telecommunications   Holding
Corporation  (ITHC),  which was  accounted for as a reverse  acquisition.  The surviving entity changed its name to Cognigen Networks, Inc. on July 12, 2000.

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
                                                            ----------

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

Note 3 - Amortization of Customer Databases and Goodwill

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
Additionally,  the Company  changed the estimated  useful live of the goodwill acquired  in  connection  with the  acquisition  of the net assets of Cognigen
Corporation  from 20 years to 5 years.  The  effects of these  corrections  on previously reported quarterly amounts was as follows:

                                               Net             Loss        Stockholders'
                                              Loss           Per Share        Equity
                                           ------------    -------------   -------------

June 30, 2000, as previously reported      $(7,933,186)    $   (.10)       $ 5,693,860

Correction to amortization expense            (332,000)        (.01)          (332,000)
                                           -----------     --------        -----------

June 30, 2000, as adjusted                 $(8,265,186)    $   (.11)       $ 5,361,860
                                           ===========     ========        ===========

The effect of this correction on previously  reported quarterly amounts was as follows:

                           Net Loss        Loss Per Share      Stockholders' Equity
                       ---------------   ------------------   -----------------------

Three months ended
 September 30, 1999,
 as reported              $(6,262,675)         $(.26)              $214,896
                          ===========          =====             ==========

Three months ended
 September 30, 1999,
 as adjusted              $(6,345,675)         $(.26)              $131,896
                          ===========          =====             ==========

Three months ended
 December 31, 1999,
 as reported              $  (339,414)         $(.01)            $4,148,413
                          ===========          =====             ==========

Three months ended
 December 31, 1999,
 as adjusted              $  (422,414)         $(.01)            $3,982,413
                          ===========          =====             ==========

Six months ended
 December 31, 1999,
 as reported              $(6,602,089)         $(.23)            $4,148,413
                          ===========          =====             ==========

Six months ended
 December 31, 1999,
 as adjusted              $(6,768,089)         $(.24)            $3,982,413
                          ===========          =====             ==========

Three months ended
 March 31, 2000,
 as reported              $  (519,989)         $(.01)            $3,641,291
                          ===========          =====             ==========

Three months ended
 March 31, 2000
 as adjusted              $  (602,989)         $(.01)            $3,392,291
                          ===========          =====             ==========

Nine months ended
 March 31, 2000,
 as reported              $(7,138,078)         $(.09)            $3,641,291
                          ===========          =====             ==========

Nine months ended
 March 31, 2000
 as adjusted              $(7,371,078)         $(.10)            $3,392,291
                          ===========          =====             ==========

Note 4 - Property and Equipment

Property and Equipment consists of the following:
                                                             June 30,
                                                               2000
                                                           -----------

    Furniture and fixtures                                 $    19,063
    Computer equipment                                         137,905
    Equipment                                                  373,281
    Leasehold Improvements                                     180,996
    Software                                                   138,167
                                                           -----------
                                                               849,412
    Less accumulated depreciation                             (363,121)
                                                           -----------

           Total                                           $   486,291
                                                           ===========

Note 5 - Notes Payable

Notes payable consists of the following:
                                                                       June 30,
                                                                         2000
                                                                     -------------

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
 due upon maturity at February 12, 2001.                                  315,000
                                                                     ------------
                                                                          825,000

Less current portion                                                     (315,000)
                                                                     ------------

                                                                     $    510,000
                                                                     ============

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

      Year Ending June 30,                                    Amount
      --------------------                                 -----------

            2001                                               114,417
            2002                                                13,024
            2003                                                 3,372
                                                           -----------
            Total                                              130,813
            Less amount representing interest                  (12,110)
                                                           -----------
            Present value of minimum lease payments            118,703
            Less current portion                              (106,551)
                                                           -----------

            Long-term capital lease obligation             $    12,152
                                                           ===========

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

                                                              June 30,
                                                      ------------------------
                                                        1999            2000
                                                      ----------     ---------

   Current                                           $      -        $      -
   Deferred                                            (16,531)         16,531
                                                     ---------       ---------

                                                     $ (16,531)      $  16,531

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

                                                                     June 30,
                                                                        2000
                                                                     ---------

   Current deferred tax asset                                        $    9,325
   Current deferred tax liability                                            -
   Valuation allowance                                                   (9,325)
                                                                     ----------

                                                                     $       -
                                                                     ==========

   Long-term deferred tax asset                                      $  713,487
   Long-term deferred tax liability                                          -
   Valuation allowance                                                 (713,487)
                                                                     ----------

                                                                     $       -
                                                                     ==========

Rate Reconciliation

The  reconciliation  of income tax expense  (benefit)  by applying the Federal statutory rates to the Company's effective income tax rate is as follows:

                                                              June 30,
                                                      ------------------------
                                                        1999            2000
                                                      ----------     ---------

Federal statutory rate                                  (25.0)%        (34.0)%
State tax on income, net of federal income
 tax benefit                                             (3.3)          (3.3)
Nondeductible expenses                                    3.9           28.1
Valuation allowance                                        -             9.4
                                                      ----------     ---------

                                                        (24.4)%          0.2%
                                                      ==========     =========

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

Total shares  issued in  connection  with the  acquisition  of these  customer databases and the initial  capitalization  of ITHC were 2,000  (11,377,137  as adjusted),  including  500  (2,844,285  as adjusted)  shares  issued to ITC in
connection  with  its  anticipated   backroom  support  function.   The  2,000
(unadjusted)  shares  issued were  recorded at their nominal par value ($.001)
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
                                                      -------------------------
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

                                                                  June 30,
                                                        ----------------------------
                                                             1999           2000
                                                        -------------  -------------

Net loss - as reported                                     $(51,283)     $(8,265,180)
Net loss - pro forma                                       $(51,283)     $(9,777,529)
Basic loss per share - as reported                         $   (0.0)     $     (0.11)
Basic loss per share - pro forma                           $   (0.0)     $     (0.12)

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

      Year Ending June 30,                                    Amount
      --------------------                                  ---------

               2001                                         $   87,688
               2002                                             62,049
               2003                                             12,514
                                                            ----------

                                                            $  162,251
                                                            ==========

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

       Name  and Position                Age           Director Since
---------------------------------     ---------       -----------------

Jimmy L. Boswell                          58             September 2000
Executive  Vice President and
Director

Troy D. Carl                              34             September 2000
Vice President of Sales and
Marketing and Director

Darrell H. Hughes                         55             January 2000
Chairman of the Board, President
and Director

David L. Jackson                          62             1990
Senior Vice President of Corporate
and Public Affairs, Secretary
and Director

David G. Lucas                            60             September 2000
Treasurer, Chief Financial Officer
 and Director

Executive Officers

Our  executive  officers  are Jimmy L.  Boswell,  Troy D. Carl,  Darrell H. Hughes,
David L. Jackson and David G. Lucas

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

Background

Name of Director or Officer  Principal Occupation for Last Five Years

Jimmy L. Boswell             Mr. Boswell has been our Executive  Vice President  since
                             July 2000, our  Chief Operating Officer since August 1999,
                             one   of  our  directors  since  September  2000, was our
                             President  from  August  1999 to June 2000 and was one of
                             our directors from August 1999 to January 2000. From July
                             1999  to  the  present,  Mr.  Boswell  has  also been the
                             President, Chief Operating Office and a director of ITHC,
                             the net assets of which we acquired in August 1999.  From
                             January  1998  to  the present, Mr. Boswell has also been
                             the President, Chief Executive Officer and a director  of
                             CST, a long distance national and international telephone
                             carrier that we acquired in  April  2000.   From  November
                             1993 to September 1997, Mr. Boswell was the Vice President
                             of  Engineering  and  Chief Technical  Officer  of Gateway
                             U.S.A., Inc., an international telecommunications company.
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

David L. Jackson             Mr.  Jackson  has  been  our  Senior  Vice  President  of
                             Corporate and Public Affairs or our Vice  President since
                             August 1999 and our Secretary  since  August 1999 and was
                             our Treasurer from August 1999 to July 2000, our President
                             and Chairman of the Board from 1996 to August 1999,   our
                             Vice President from 1995 to 1996 and our President and the
                             Chairman  of the  Board  from  1990 to 1992.  From  August
                             1999 to the present, Mr. Jackson has also been a director
                             and  the  Secretary  of ITHC,  the net assets of which we
                             acquired in August 1999.  Mr. Jackson has been a licensed
                             real estate  broker in California since 1991.  Mr. Jackson graduated  with  a  bachelor of arts degree from Northwest
                             Nazarene  University  and with a Juris Doctor degree from
                             the University of Denver,  College of Law.  Mr.   Jackson
                             was admitted to practice law in the United States Federal
                             Courts and various state courts. He practiced in Colorado
                             until 1997 when  his name  was  removed  as a result   of
                             disbarment  from  the  list  of  attorneys  authorized to
                             practice  law  in  the  Colorado  Courts. The transaction
                             involved  that  led  to the  disbarment  was the  sale of
                             Mr.  Jackson's  personal  residence wherein he financed a
                             portion of the  purchaser's  down payment as a carry-back
                             loan,  without security  therefor.  Neither the purchaser
                             nor the seller  disclosed  the   carry-back  financing to
                             purchaser's lender. The Colorado Supreme Court determined
                             that Mr. Jackson  had a duty to inform  the   purchaser's
                             lender of the  carry-back  financing, notwithstanding the
                             fact the  purchaser  was not  required to qualify for the
                             primary loan.  Mr.  Jackson is an   arbitrator in dispute
                             resolution  of commercial and labor law.  He has been  on
                             the roster of arbitrators of the  Federal  Mediation  and
                             Conciliation Service of the United States Governmentsince
                             March 1994.

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

Dated:  January 31, 2001
                                          COGNIGEN NETWORKS, INC.

                                          /s/ Darrell H. Hughes
                                          -----------------------------------------
                                          Darrell  H.   Hughes,   Chairman  of  the
                                          Board,   President  and  Chief  Executive
                                          Officer

                                          /s/ David G. Lucas
                                          -----------------------------------------
                                          David G. Lucas
                                          Treasurer,  Chief  Financial  Officer and
                                          Principal Accounting Officer

      In  accordance  with the  Exchange  Act,  this  report has been signed by the following  persons on behalf of the  registrant  and in the  capacities  and on the dates indicated.

      SIGNATURE                           TITLE             DATE
     ----------------------             ---------------   ------------------

      /s/ Jimmy L. Boswell
      Jimmy L. Boswell                    Director          January 31, 2001

      /s/ Troy D. Carl
      Troy D. Carl                        Director          January 31, 2001

      /s/ Darrell H. Hughes
      Darrell H. Hughes                   Director          January 31, 2001

      /s/ David L. Jackson
      David L. Jackson                    Director          January 31, 2001

      /s/ David G. Lucas
      David G. Lucas                      Director          January 31, 2001