Form 10QSB/A
period 2000-09-30
COGNIGEN NETWORKS INC
filed 2001-02-02
CIK 726293

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from to

                         Commission File Number 0-11730

                             COGNIGEN NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

                   Colorado                             84-0189377
        ------------------------------              ---------------------
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

                                                         Outstanding at
                   Class                              September 30, 2000
              ----------------                       --------------------

       Common Stock, $.001 par value                     47,002,547

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

Management's Discussion and Analysis or Plan of Operation

Signatures

                            COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Operations

                                                                  Three Months Ended
                                                                     September 30,
                                                            -----------------------------
                                                                1999              2000
                                                            ------------       ----------
                                                                      (Restated)
Revenue
  Prepaid cards and pins .............................   $    445,090    $    181,212
  Call back and switching services ...................           --           118,792
  Commissions ........................................        445,133         871,647
  Allowances .........................................         (5,379)          5,059
                                                         ------------    ------------
   Total revenue .....................................        884,844       1,176,710
                                                         ------------    ------------

Operating expenses
  Prepaid cards and pins .............................        302,637         130,830
  Call back and switching services ...................           --           129,569
  Marketing Commissions ..............................        345,043         457,217
  Sales, general and administrative ..................      6,547,289       1,026,672
                                                         ------------    ------------
   Total operating expenses ..........................      7,194,969       1,744,288
                                                         ------------    ------------

Loss from operations .................................     (6,310,125)       (567,578)

Other income (expense)
  Interest expense ...................................        (35,550)        (19,650)
                                                         ------------    ------------

Loss before income taxes .............................     (6,345,675)       (587,228)

Income taxes .........................................           --              --
                                                         ------------    ------------

Net loss .............................................   $ (6,345,675)   $   (587,228)
                                                         ============    ============

Loss per common share - basic and diluted ............   $       (.26)   $       (.01)
                                                         ============    ============

Weighted average number of common shares outstanding -
 basic and diluted ...................................     24,123,524      84,278,991
                                                         ============    ============

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Balance Sheet

                                                                  June 30,      September 30,
                                                                    2000            2000
                                                                 ------------    ------------
                                                                                   (Restated)
                                         Assets
Current assets
  Cash .......................................................   $    717,344    $    275,630
  Accounts receivable, net of allowance for doubtful .........         61,046         215,392
  Commissions receivable, net of allowance for doubtful ......        538,163         676,795
  Employee receivable ........................................          1,661           2,957
  Inventory ..................................................        133,486         128,229
  Other current assets .......................................        417,028         473,450
                                                                 ------------    ------------
      Total current assets ...................................      1,868,728       1,772,453

Property, plant and equipment, net of accumulated
 depreciation of $363,121 at June 30, 2000 and $430,592
 at September 30, 2000 .......................................        486,291         422,472
                                                                 ------------    ------------

Other assets
  Deposits and other assets ..................................         88,552         100,867
  Goodwill, net ..............................................      3,655,017       3,506,103
  Customer databases, net of $300,000 and $375,000 of ........      1,000,000         925,000
  Deferred tax asset - non current ...........................           --              --
                                                                 ------------    ------------
      Total other assets .....................................      4,743,569       4,531,970
                                                                 ------------    ------------

Total assets .................................................   $  7,098,588    $  6,726,895
                                                                 ============    ============

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ...........................................   $     97,420    $    198,423
  Other accrued liabilities ..................................        108,324          88,561
  Interest payable ...........................................        239,421         256,354
  Commissions payable ........................................        326,681         470,389
  Payroll taxes payable ......................................         21,179          24,108
  Current portion of capital leases ..........................        106,551          77,276
  Current portion of notes payable ...........................        315,000         825,000
                                                                 ------------    ------------
      Total current liabilities ..............................      1,214,576       1,940,111
                                                                 ------------    ------------

Long-term portion of capital leases ..........................         12,152          12,152
Long-term portion of notes payable ...........................        510,000            --
                                                                 ------------    ------------
      Total liabilities ......................................      1,736,728       1,952,263
                                                                 ------------    ------------

Commitments and contingencies

Stockholders' equity
  Common stock $.001 par value, 50,000,000 shares ............         84,278          84,278
  Additional paid-in capital .................................     13,594,051      13,594,051
  Accumulated deficit ........................................     (8,316,469)     (8,903,697)
                                                                 ------------    ------------
      Total stockholders' equity .............................      5,361,860       4,774,632
                                                                 ------------    ------------

Total liabilities and stockholders' equity ...................   $  7,098,588    $  6,726,895
                                                                 ============    ============

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                            Three Months Ended
                                                               September 30,
                                                         --------------------------
                                                            1999           2000
                                                         -----------    -----------
                                                                (Restated)
Cash flows from operating activities
  Net loss ...........................................   $(6,345,675)   $  (587,228)
                                                         -----------    -----------
  Adjustments to reconcile net loss to net cash
   Depreciation and amortization .....................        99,908        291,385
   Stock options granted for services to non employees     5,836,724           --
   Changes in assets and liabilities
     Accounts receivable .............................        88,979       (154,346)
     Commissions receivable ..........................          --         (138,632)
     Inventory .......................................         4,083          5,257
     Other assets ....................................          --          (57,718)
     Deposits ........................................          --          (12,315)
     Interest payable ................................        35,550         16,933
     Accounts payable ................................        11,887        101,003
     Accrued expenses ................................          --          (19,763)
     Deferred revenue ................................         1,926           --
     Commissions payable .............................        35,844        143,708
     Payroll taxes payable ...........................         3,436          2,929
                                                         -----------    -----------
                                                           6,118,337        178,441
                                                         -----------    -----------
      Net cash used in operations ....................      (227,338)      (408,787)
                                                         -----------    -----------

Cash flows from investing activities
  Cash acquired in acquisition .......................        21,248           --
  Purchases of fixed assets ..........................          --           (3,652)
  Advances to related party ..........................      (200,000)          --
                                                         -----------    -----------
      Net cash provided by (used by) investing .......      (178,752)        (3,652)
                                                         -----------    -----------

Cash flows from financing activities
  Proceeds from subscriptions received ...............       884,289           --
  Payments on notes payable ..........................      (315,000)          --
  Proceeds from notes payable ........................       125,000           --
  Payments on capital leases .........................          --          (29,275)
                                                         -----------    -----------
      Net cash provided by financing activities ......       694,289        (29,275)
                                                         -----------    -----------

Net increase in cash and cash equivalents ............       288,199       (441,714)

Cash and cash equivalents-beginning of period ........          --          717,344
                                                         -----------    -----------

Cash and cash equivalents-end of period ..............   $   288,199    $   275,630
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

Note 6 - Amortization of Customer Databases and Goodwill

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

                                                              Loss Per      Stockholders'
                                            Net Loss           Share           Equity
                                         --------------     -------------   -------------

Three months ended September 30,
 2000, as reported                          (512,228)            (.01)       5,149,632
Three months ended September 30,
 2000, as adjusted                          (587,228)            (.01)       4,774,632
Three months ended September 30,
 1999, as reported                        (6,262,675)           (.26)         214,896
Three months ended September 30,
 1999, as adjusted                        (6,345,675)           (.26)         131,896

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

Liquidity and Capital Resources:

The Company has funded its operations to date primarily  from  shareholder  advances and stock  subscriptions  received.  At September 30, 2000, the Company had cash and cash equivalents of $275,630 and negative working capital of $167,658.

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