Form 10QSB
period 2000-12-31
COGNIGEN NETWORKS INC
filed 2001-02-20
CIK 726293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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

                                                 Outstanding at
                Class                           December 31, 2000
  --------------------------------------   ---------------------------
     Common Stock, $.001 par value                  47,002,547

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X

                             COGNIGEN NETWORKS, INC.

                         Commission File Number: 0-11730

                         Quarter Ended December 31, 2000

                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Signatures

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Operations

                                           Three Months Ended               Six Months Ended
                                               December 31,                    December 31,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
Revenue
  Telecommunications ................   $    393,071    $    318,705    $    693,075    $    763,795
  Marketing commissions .............      1,048,879         490,074       1,920,526         935,207
  Other revenue .....................        129,652            --           129,652            --
  Allowances ........................         (2,629)        (10,032)          2,430         (15,411)
                                        ------------    ------------    ------------    ------------
    Total revenue ...................      1,568,973         798,747       2,745,683       1,683,591
                                        ------------    ------------    ------------    ------------

Operating expenses
  Telecommunications products .......        264,158         236,954         524,557         539,591
  Marketing commissions .............        580,964         396,570       1,038,181         741,613
  Selling, general and administrative        956,050         463,067       1,691,337       6,935,356
  Depreciation and amortization .....        374,550         108,597         665,935         183,597
                                        ------------    ------------    ------------    ------------
    Total operating expenses ........      2,175,722       1,205,188       3,920,010       8,400,157
                                        ------------    ------------    ------------    ------------

Loss from operations ................       (606,749)       (406,441)     (1,174,327)     (6,716,566)

Other income (expense)
  Other income ......................           --            16,727            --            16,727
  Interest expense ..................        (19,722)        (32,700)        (39,372)        (68,250)
                                        ------------    ------------    ------------    ------------

Loss before income taxes ............       (626,471)       (422,414)     (1,213,699)     (6,768,089)
                                        ------------    ------------    ------------    ------------

Income taxes ........................           --              --              --              --

Net loss ............................   $   (626,471)   $   (422,414)   $ (1,213,699)   $ (6,768,089)
                                        ============    ============    ============    ============

Loss per common share - basic and
 diluted ............................   $       (.01)   $       (.01)   $       (.01)   $       (.21)
                                        ============    ============    ============    ============

Weighted average number of common
 shares outstanding - basic and
 diluted ............................     84,300,991      32,500,000      84,300,991      32,500,000
                                        ============    ============    ============    ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheet

                                                                           June 30,       December 31,
                                                                             2000             2000
                                                                         ------------     -----------
                                     Assets                                         (Unaudited)
Current assets
  Cash ...............................................................   $    717,344    $    214,179
  Accounts receivable, net of allowance for doubtful accounts of
   $5,000 ............................................................         61,046         250,325
  Commissions receivable, net of allowance for doubtful accounts
   of $25,000 ........................................................        538,163         773,668
  Employee receivable ................................................          1,661            --
  Inventory ..........................................................        133,486         127,466
  Other current assets ...............................................        417,028         414,355
                                                                         ------------     -----------
        Total current assets .........................................      1,868,728       1,779,993
                                                                         ------------     -----------

Property, plant and equipment, net of accumulated depreciation of
 $363,121 at June 30, 2000 and $497,897 at December 31, 2000 .........        486,291         366,089
                                                                         ------------     -----------

Other assets
  Deposits and other assets ..........................................         88,552         104,355
  Goodwill, net of $154,917 (June 30, 2000) and $535,910 (December 31,
   2000) of amortization .............................................      3,655,017       3,274,024
  Customer databases, net of $300,000 (June 30, 2000) and $450,000
   (December 31, 2000) of amortization ...............................      1,000,000         850,000
                                                                         ------------     -----------
        Total other assets ...........................................      4,743,569       4,228,379
                                                                         ------------     -----------

Total assets .........................................................   $  7,098,588    $  6,374,461
                                                                         ============     ===========

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ...................................................   $     97,420    $    350,361
  Other accrued liabilities ..........................................        108,324         104,258
  Interest payable ...................................................        239,421         242,721
  Commissions payable ................................................        326,681         559,083
  Payroll taxes payable ..............................................         21,179          20,090
  Current portion of capital leases ..................................        106,551          61,775
  Current portion of notes payable ...................................        315,000         825,000
                                                                         ------------     -----------
        Total current liabilities ....................................      1,214,576       2,163,288

Long-term portion of capital leases ..................................         12,152           6,012
Long-term portion of notes payable ...................................        510,000          35,000
                                                                         ------------     -----------
        Total liabilities ............................................      1,736,728       2,204,300
                                                                         ------------     -----------

Commitments and contingencies

Stockholders' equity
  Common stock $.001 par value, 50,000,000 shares authorized;
   46,980,547 and 47,002,547 issued and outstanding at June 30, 2000
   and December 31, 2000 and 37,298,444 to be issued shares (2001) ...         84,278          84,300
  Additional paid-in capital .........................................     13,594,051      13,616,029
  Accumulated deficit ................................................     (8,316,469)     (9,530,168)
                                                                         ------------     -----------
        Total stockholders' equity ...................................      5,361,860       4,170,161
                                                                         ------------     -----------

Total liabilities and stockholders' equity ...........................   $  7,098,588    $  6,374,461
                                                                         ============     ===========

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                                  Six Months Ended
                                                                     December 31,
                                                              --------------------------
                                                                 1999            2000
                                                              -----------    -----------
Cash flows from operating activities
  Net loss ................................................   $(6,768,089)   $(1,213,699)
                                                              -----------    -----------
  Adjustments to reconcile net loss to net cash provided by
   operating activities
  Stock options granted for services to non-employees .....     5,836,724           --
  Stock based compensation to employees ...................          --           22,000
    Depreciation and amortization .........................       183,597        665,935
    Changes in assets and liabilities
      Accounts receivable .................................       (67,270)      (189,279)
      Commissions receivable ..............................          --         (235,505)
      Employee receivable .................................          --            1,661
      Inventory ...........................................       (10,589)         6,020
      Other current asset .................................      (161,672)         2,673
      Deposits and other assets ...........................          --          (15,803)
      Interest payable ....................................        68,250          3,300
      Accounts payable ....................................        90,837        252,941
      Commissions payable .................................        58,700        232,402
      Deferred revenue ....................................        23,723           --
      Other accrued expenses ..............................        26,254         (5,155)
                                                              -----------    -----------
                                                                6,048,554        741,190
                                                              -----------    -----------
        Net cash used in operations .......................      (719,535)      (472,509)
                                                              -----------    -----------

Cash flows from investing activities
  Capital expenditures ....................................      (158,363)       (14,740)
  Advances to related parties .............................      (435,000)          --
  Cash acquired in acquisition ............................        21,248           --
                                                              -----------    -----------
        Net cash provided by investing activities .........      (572,115)       (14,740)
                                                              -----------    -----------

Cash flows from financing activities
  Proceeds from subscriptions received ....................     5,157,220           --
  Payment for stock .......................................      (190,000)          --
  Proceeds from notes payable .............................          --           35,000
  Payments on notes payable ...............................      (910,000)       (50,916)
                                                              -----------    -----------
        Net cash provided by (used by) financing activities     4,057,220        (15,916)
                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents ......     2,765,570       (503,165)

Cash and cash equivalents-beginning of period .............          --          717,344
                                                              -----------    -----------

Cash and cash equivalents-end of period ...................   $ 2,765,570    $   214,179
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

Note 2 - Summary of Significant Accounting Policies

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring  adjustments,  have  been  made to (a)  the  results  of  consolidated operations for the three and six month periods ended December 31, 2000 and 1999, respectively,  (b) the consolidated  balance sheet at December 31, 2000 and June
30,  2000 and (c) the  consolidated  statements  of cash flows for the six month periods  ended  December 31, 2000 and 1999,  respectively,  in order to make the financial statements not misleading.

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

The results for the six-month period ended December 31, 2000 may not necessarily be indicative of the results for the fiscal year ended June 30, 2001.

Note 3 - Basis of Presentation

All per share  amounts  reflect  the  37,298,444  shares the Company has a legal obligation to issue in the future in connection with the reverse  acquisition of
Inter-American  Telecommunications  Holding  Corporation  ("ITHC") and have been treated as outstanding from the date of acquisition.

Note 4 -Stockholders' Equity

The Company issued 22,000 shares of common stock to employees  valued at $22,000 as stock based compensation.

Note 5 - Stock Options

In August 1999 and March 2000, the Company issued a total of 32,400,000  options entitling the holders to purchase the Company's common stock at $0.46 per share.
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

Note 6 - Customer Databases

The Company maintains two customer databases,  which were originally compiled in
October 1998.  These  customer  databases  were acquired in connection  with the initial capitalization of Inter-American  Telecommunications Holding Corporation
(ITHC),  which  acquired  from  Telkiosk,  Inc. and Combined  Telecommunications
Consultancy,  LTD (CTC)  customer  databases  valued at $500,000  and  $800,000, respectively,  through the issuance of $500,000  and $800,000 in notes  payable, and by issuing 500  (2,844,285  as adjusted)  and 1,000  (5,688,570 as adjusted)
shares  of common  stock,  respectively.  ITHC also  issued  500  (2,844,285  as
adjusted)   shares  of  common   stock  to   Inter-American   Telecommunications
Corporation (ITC) as part of its initial  capitalization for backroom support to be  provided to ITHC in the  future.  The  customer  databases  were  originally recorded  at their  predecessor  cost of  $1,300,000,  with the shares of common stock  issued  being  recorded at their  nominal par value  ($.001) of $20.  The
Company  intends to migrate these names into active long  distance  customers of
Cognigen  Switching  Technologies,   Inc.  (CST),  the  Company's  wholly  owned
subsidiary.  The  Company's  plans for the  solicitation  process are  currently underway and the Company plans to be completed by October 2001. In October 2000, the Company also entered into an option  agreement  with an entity formed by the entities,  which  originally  sold  the  Company's  customer  databases  to  the
Company's  predecessor.  The agreement provides that if the Company has not been able to establish at least 5,000 active telecommunications  subscribers from the combined  lists by March 30,  2001,  the  Company  has the option to require the entity to repurchase  the customer  lists from the Company to enable the Company to recover its investment in these databases.

Note 7 - Amortization of Customer Databases and Goodwill

The Company  changed its method of  amortizing  customer  databases and goodwill during  fiscal  2000.  Previously  the  Company  did not begin to  amortize  its customer  databases until the migration of these names into active customers had begun.  However,  effective  July  1,  1999  as  a  result  of  the  significant uncertainties surrounding the commencement of the migration process, the Company has reflected  amortization of these  databases over their  estimated  remaining useful lives of 4.33 years (through November 1, 2003). Additionally, the Company changed the estimated  useful life of the goodwill  acquired in connection  with the  acquisition  of the net assets of Cognigen  Corporation  from 20 years to 5 years. The effects of these corrections on previously reported quarterly amounts was as follows:

                                                                                    Stockholders'
                                                      Net Loss     Loss Per Share      Equity
                                                    -----------    --------------    -----------

Three months ended December 31, 1999,
 as reported .....................................  $  (339,414)   $         (.01)   $ 4,148,413
                                                    ===========    ==============    ===========

Three months ended December 31, 1999,
 as adjusted .....................................  $  (422,414)   $         (.01)   $ 3,982,413
                                                    ===========    ==============    ===========

Six months ended December 31, 1999,
 as reported .....................................  $(6,602,089)   $         (.20)   $ 4,148,413
                                                    ===========    ==============    ===========

Six months ended December 31, 1999,
 as adjusted .....................................  $(6,768,089)   $         (.21)   $ 3,982,413
                                                    ===========    ==============    ===========

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

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999.

Total  revenue for the three  months  ended  December  31,  2000 was  $1,568,973 compared to $798,747 for the three months ended December 31, 1999. Total revenue for the 2000 period  consisted of $393,071  related to prepaid  cards,  pins and call switching services and $1,048,879 related to commissions. Total revenue for the comparable  period in 1999  consisted of $318,705  related to prepaid cards, pins and call  switching  services  and  $490,074  related to  commissions.  The
$558,805,   or  114%,   increase  in  commissions  is  due  to  an  increase  of
approximately  44,700 new agents and a larger product mix. The $74,366,  or 23%, increase in revenue  from  prepaid  cards and pins is due to an increase in call switching services of $212,101 a new service offset by increased  competition in the other services.

Operating costs related to prepaid cards,  pins and call switching  services for the three months ended December 31, 2000 increased $27,204,  or 11%, to $264,158 from $236,954  during the three months ended December 31, 1999.  Operating costs related to  commissions  for the three months ended  December 31, 2000 increased
$184,394,  or 47%, to  $580,964  from  $396,570  during the three  months  ended
December 31, 1999. The increase in commission expense is directly related to the increases in sales revenue.

General and administrative  operating expenses increased  $492,983,  or 106%, to
$956,050  during the three months ended  December 31, 2000 from $463,067  during the three months ended  December  31,  1999.  This  increase is due to increased salaries  as a  result  of more  headcount.  Depreciation  and  amortization  of
$374,550 for the three months ended  December 31, 2000  increased  $265,953 from
$108,597 in 1999.  This resulted from increases in  amortization of goodwill and customer lists.

The Company  incurred a loss from  operations  of $606,749  for the three months ended December 31, 2000 compared to $406,441 for the three months ended December
31, 1999. The increase in operating  loss during the period is directly  related to the increased  depreciation  and  amortization  during the three months ended
December 31, 2000.

Interest  expense  decreased  $12,978,  or 40%, to $19,722 for the three  months ended  December 31, 2000 from  $32,700 for the three  months ended  December 31,
1999.  The  reduction  is a result of the  payoff of a  portion  of debt.  After interest expense,  the net loss for the three months ended December 31, 2000 was
$626,471,  or $.01 loss per share,  compared to a net loss of $347,414,  or $.01 loss per share, for the three months ended December 31, 1999.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999.

Total revenue for the six months ended December 31, 2000 was $2,745,683 compared to $1,683,591 for the six months ended December 31, 1999.  Total revenue for the
2000  period  consisted  of  $693,074  related to prepaid  cards,  pins and call switching services and $1,920,526 related to commissions.  Total revenue for the comparable  period in 1999 consisted of $763,795 related to prepaid cards,  pins and call switching  services and $935,207 related to commissions.  The $985,319, or 105%,  increase in commissions is due to an increase of approximately  44,700 new agents and a larger  product mix. The  $70,720,  or 9%,  decrease in revenue from  prepaid  cards and pins is due to increased  competition  and offset by an increase in call switching services of $330,906, a new service.

Operating costs related to prepaid cards,  pins and call switching  services for the six months ended  December 31, 2000  decreased  $15,034,  or 3%, to $524,557 from $539,591  during the six months ended  December 31, 1999.  Operating  costs related to  commissions  for the six months ended  December  31, 2000  increased
$296,568,  or 40%,  to  $1,038,181  from  $741,613  during the six months  ended
December 31, 1999. The increase in commission expense is directly related to the increases in sales revenue.

General and administrative  operating expenses decreased $5,244,019,  or 76%, to
$1,691,337  during the six months ended December 31, 2000 from $6,935,356 during the six months ended  December 31, 1999.  This  decrease is due to $5,836,724 of stock based compensation for the six months ended December 31, 1999 that was not repeated in the six months  ended  December  31, 2000 and is offset by increased
salaries  of  $204,733  as  a  result  of  more  headcount.   Depreciation   and
amortization  of $665,935 for the six months ended  December 31, 2000  increased
$482,338 from $183,597 in 1999.  This resulted from increases in amortization of goodwill and customer lists.

The Company  incurred a loss from  operations of  $1,174,327  for the six months ended December 31, 2000 compared to $6,716,566 for the six months ended December
31, 1999. The decrease in operating  loss during the period is directly  related to the  expense of stock  options  granted  for  services  to  non-employees  of
$5,836,724 recognized during the six months ended December 31, 1999.

Interest expense decreased $28,878,  or 42%, to $39,372 for the six months ended
December 31, 2000 from $68,250 for the six months ended  December 31, 1999.  The reduction  is a result  of the  payoff  of a  portion  of debt.  After  interest expense, the net loss for the six months ended December 31, 2000 was $1,213,699, or $.01 loss per share, compared to a net loss of $6,768,089, or $.21 per share, for the six months ended December 31, 1999.

Liquidity and Capital Resources

The Company has funded its operations to date primarily from stock subscriptions received.  At December 31, 2000,  the Company had cash and cash  equivalents  of
$214,179 and negative working capital of $383,295.

Cash used by the Company for  operating  activities  during the six months ended
December 31, 2000 was  $472,509.  A primary  component of the use of cash during the six months was the Company's  net loss of  $1,213,699  adjusted for non-cash adjustments for depreciation  and  amortization of $665,935.  Additional uses of operating cash for the six months included  increases in the Company's  accounts receivable  of $189,279,  commissions  receivable  of $235,505,  other assets of
$15,803,  and  accrued  expenses  of  $5,155.  The uses in  operating  cash were partially offset by cash provided of $252,941 from accounts payable, $232,402 of commissions payable, and inventory, interest payable and other current assets of
$6,020,  $3,300 and $2,673,  respectively.  Cash used for  investing  activities includes  $14,740 for the  purchase of fixed  assets  offset by a related  party advance of $35,000. Additional uses of cash during the six months ended December
31, 2000 include payments on notes payable and capital leases of $50,916.

The Company  currently has three notes payable and various  capital  leases with total  outstanding  balances of $927,787 at December 31, 2000.  Two of the notes are due July 1, 2001 and one is due March 20, 2001.  The Company has  maturities of capital leases and notes payable of $886,775  required during the next twelve months

Cash generated from operations was not sufficient to meet the Company's  working capital  requirements for the six months ended December 31, 2000, and may not be
sufficient  to  meet  the  Company's   working  capital   requirements  for  the
foreseeable  future.  As a result,  the  Company  is  exploring  various  bridge
financing  and/or   additional   equity  financing  to  meet  current  operating
requirements  until  operations can generate  sufficient cash for the Company to become self-sustaining. There can be no assurances that the Company will be able to secure  additional  debt or equity  financing or that operations will produce adequate  cash flows to allow the  Company to meet all of the  Company's  future obligations.  However,  management  believes the Company will be  successful  in producing  sufficient cash flows from all collective sources to continue for the next twelve months.

The Company has no significant planned capital expenditures covering the next twelve months.

The Company maintains two customer databases originally compiled in October 1998
containing   archived   names  with   historical   records   of  long   distance
telecommunication  service  users,  to which we  intend  to  devote  substantial efforts  during the next twelve months to transform  these names into active CST customer  accounts.  The Company has been in  negotiations  with a telemarketing firm to assist in the  transformation  of these names into active accounts.  The
Company  anticipates  an  initial  cost  of  approximately   $93,000  for  these
telemarketing  services and have received a verbal commitment from a third party to assist in funding these telemarketing costs, as necessary.

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
February 19, 2001