Form 10QSB
period 2001-03-31
COGNIGEN NETWORKS INC
filed 2001-05-16
CIK 726293

sform_10q0103.htm
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2001

                                    OR

              ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to ___________

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
                   Class                       March 31, 2001

        Common Stock, $.001 par value            47,002,547

Transitional Small Business Disclosure Format (Check one):  Yes _____  No  X

                          COGNIGEN NETWORKS, INC.

                      Commission File Number: 0-11730

                       Quarter Ended March 31, 2001

                               FORM 10-QSB

Part I - FINANCIAL INFORMATION

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Signatures

Part II - OTHER INFORMATION

Item 3. Defaults on Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

                          COGNIGEN NETWORKS, INC.

              Unaudited Consolidated Statements of Operations

                                      Three Months Ended           Nine Months Ended
                                            March 31,                   March 31,
                                  --------------------------    -------------------------
                                        2001          2000          2001           2000
                                  -----------   -----------     -----------    ----------
                                                 (Restated)                   (Restated)
Revenue
  Telecommunications               $  642,264    $   82,632     $1,335,339     $  846,427
  Marketing commissions             1,121,679       707,193      3,042,205      1,642,400
  Other revenue                       133,295       129,504        262,947        131,874
  Allowances                           (6,010)      (10,731)        (3,580)       (28,512)
                                   ----------    ----------     ----------     ----------
   Total revenue                    1,891,228       908,598      4,636,911      2,592,189
                                   ----------    ----------     ----------     ----------

Operating expenses
  Telecommunications products         472,535       170,798        997,092        710,389
  Marketing commissions               775,322       457,062      1,813,503      1,198,675
  Selling, general and
   administrative                   1,000,482       771,231      2,691,819      7,688,821
  Depreciation and amortization       328,214       115,431        994,149        316,794
                                   ----------    ----------     ----------     ----------
   Total operating expenses         2,576,553     1,514,522      6,496,563      9,914,679
                                   ----------    ----------     ----------     ----------

Loss from operations                 (685,325)     (605,924)    (1,859,652)    (7,322,490)

Other income (expense)
  Other income                             -         42,452             -          59,179
  Interest expense                    (21,546)      (39,517)       (60,918)      (107,767)
                                   ----------    ----------     ----------     ----------

Loss before income taxes             (706,871)     (602,989)    (1,920,570)    (7,371,078)

Income taxes                               -             -              -              -
                                   ----------    ----------     ----------     ----------

Net loss                           $ (706,871)   $ (602,989)   $(1,920,570)   $(7,371,078)
                                   ==========    ==========    ===========    ===========

Loss per common share - basic
 and diluted                       $     (.01)   $     (.01)   $      (.02)   $      (.10)
                                   ==========    ==========    ===========    ===========

Weighted average number of
 common shares outstanding -
 basic and diluted                 84,300,991    82,287,546    84,300,991     76,736,355
                                   ==========    ==========    ==========     ==========

                          COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheet

                                                             June 30,        March 31,
                                                              2000             2001
                                                          -------------   --------------
                                                            (Restated)      (Unaudited)
                                         Assets
Current assets
  Cash                                                      $   717,344     $   201,329
  Restricted cash                                                    -            4,022
  Accounts receivable, net of allowance for doubtful
   accounts of $45,000                                           61,046         349,712
  Commissions receivable, net of allowance for doubtful
   accounts of $25,000                                          538,163         771,326
  Employee receivable                                             1,661              -
  Inventory                                                     133,486         105,317
  Other current assets                                          417,028         228,658
                                                            -----------     -----------
      Total current assets                                    1,868,728       1,660,364
                                                            -----------     -----------

Property, plant and equipment, net of accumulated
 depreciation of $363,121 at June 30, 2000 and $560,780
 at March 31, 2001                                              486,291         315,760
                                                            -----------     -----------

Other assets
  Deposits and other assets                                      88,552         244,797
  Other receivable                                                   -           85,803
  Goodwill, net of $154,917 (June 30, 2000) and
   $726,407 (March 31, 2001) of amortization                  3,655,017       3,083,527
  Customer databases, net of $300,000 (June 30, 2000)
   of amortization                                            1,000,000              -
                                                            -----------     -----------
      Total other assets                                      4,743,569       3,414,127
                                                            -----------     -----------

Total assets                                                $ 7,098,588     $ 5,390,251
                                                            ===========     ===========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $    97,420     $   655,117
  Other accrued liabilities                                     108,324         129,874
  Interest payable                                              239,421           3,559
  Commissions payable                                           326,681         699,675
  Payroll taxes payable                                          21,179          18,338
  Current portion of capital leases                             106,551          38,899
  Current portion of notes payable                              315,000         346,499
                                                            -----------     -----------
      Total current liabilities                               1,214,576       1,891,961

Long-term portion of capital leases                              12,152              -
Long-term portion of notes payable                              510,000          35,000
                                                            -----------     -----------
      Total liabilities                                       1,736,728       1,926,961
                                                            -----------     -----------

Commitments and contingencies

Stockholders' equity
  Common stock $.001 par value, 50,000,000 and
   300,000,000 shares authorized; 46,980,547 and
   47,002,547 issued and outstanding at June 30, 2000
   and March 31, 2001 and 37,298,444 to be issued
   shares (2001)                                                 84,278          84,300
  Additional paid-in capital                                 13,594,051      13,616,029
  Accumulated deficit                                        (8,316,469)    (10,237,039)
                                                            -----------     -----------
      Total stockholders' equity                              5,361,860       3,463,290
                                                            -----------     -----------

Total liabilities and stockholders' equity                  $ 7,098,588     $ 5,390,251
                                                            ===========     ===========

                          COGNIGEN NETWORKS, INC.

              Unaudited Consolidated Statements of Cash Flows

                                                                Nine Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                               2000           2001
                                                          ------------     -----------
                                                            (Restated)
Cash flows from operating activities
  Net loss                                                 $(7,371,078)    $(1,920,570)
                                                           -----------     -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Depreciation and amortization                              270,013         994,149
   Bad debt                                                        -           40,000
   Stock  options  granted and stock issued to employees
    for services to non employees                           5,836,724          22,000
   Stock issued in connection  with the  acquisition  of
    Cognigen assets and employment agreements                  30,000              -
   Changes in assets and liabilities
     Accounts receivable                                     (300,826)       (328,666)
     Commissions receivable                                        -         (233,163)
     Employee receivable                                           -            1,661
     Inventory                                                (41,732)         28,169
     Other current assets                                    (107,946)        188,370
     Deposits and other assets                                     -         (156,245)
     Interest payable                                          97,750         (56,665)
     Accounts payable                                          93,669         557,697
     Deferred revenue                                          77,499              -
     Intangible assets                                         (9,075)             -
     Commissions payable                                      105,423         372,994
     Accrued expenses                                              -           18,709
     Income taxes payable                                        (383)             -
                                                           ----------      ---------
                                                            6,051,116       1,409,010
                                                           ----------      ----------
      Net cash used in operations                          (1,319,962)       (471,560)
                                                           ----------      ----------

Cash flows from investing activities
  Capital expenditures                                       (187,628)        (27,128)
  Cash acquired in acquisition                                 21,248              -
  Advances to related party                                  (570,000)             -
                                                           ----------      ---------
      Net cash provided by (used in) investing
       activities                                            (736,380)        (27,128)
                                                           ----------      ----------

Cash flows from financing activities
  Net proceeds from stock issuance                          5,140,087              -
  Distribution related to reverse acquisition                (190,000)             -
  Capital accrued interest                                         -           31,499
  Proceeds from notes payable                                      -           35,000
  Payments on notes payable                                  (910,000)        (79,804)
                                                           ----------      ----------
      Net cash provided by (used in) financing
       activities                                           4,040,087         (13,305)
                                                           ----------      ----------

Net increase (decrease) in cash                             1,983,745        (511,993)

Cash and cash equivalents-beginning of period                      -          717,344
                                                           ----------      ----------

Cash and cash equivalent-end of period                     $1,983,745      $  205,351
                                                           ==========      ==========

Supplemental disclosures of cash flow information:
      Cash paid for  interest  for the nine months ended March 31, 2000 and
      March 31, 2001 was $107,767 and $60,918, respectively.
      Non-cash investing and financing activities (Note 8).

                          COGNIGEN NETWORKS, INC.

           Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

Cognigen  Networks,  Inc  (the  Company)  is  engaged  in the  business  of providing  telecommunications  products and  services to both  domestic and
worldwide  markets.   The  Company's  activities  include  selling  prepaid
calling cards,  providing call switching  services,  and Internet marketing via over 100,000  independent  agents, of  telecommunications  products and services such as; pagers,  computers,  security systems, and other personal enabling technologies.

Note 2 - Summary of Significant Accounting Policies

In the opinion of management,  all  adjustments,  consisting only of normal recurring  adjustments,  have been made to (a) the results of  consolidated operations  for the three and nine month  periods  ended March 31, 2001 and
2000,  respectively,  (b) the consolidated  balance sheet at March 31, 2001 and June 30,  2000 and (c) the  consolidated  statements  of cash flows for the nine month  periods  ended  March 31, 2001 and 2000,  respectively,  in order to make the financial statements not misleading.

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

The  results  for the  nine-month  period  ended  March  31,  2001  may not necessarily  be  indicative  of the results for the fiscal year ending June
30, 2001.

Note 3 - Basis of Presentation

All per share amounts reflect the 37,298,444  shares the Company has issued
in   connection   with   the   reverse    acquisition   of   Inter-American
Telecommunications  Holding  Corporation  (ITHC),  and have been treated as outstanding from the date of acquisition.

Note 4 - Stockholders' Equity

In December  2000,  the Company  issued  22,000  shares of common  stock to employees valued at $22,000 as stock based compensation. On March 15, 2001, the stockholders adopted an Amendment to the Articles of Incorporation that increased the number of shares of common  stock  authorized from 50,000,000 to 300,000,000 and authorized  20,000,000 shares of preferred stock with no par value.

Note 5 - Stock Options

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
Telkiosk,  Inc.  and  Combined  Telecommunications  Consultancy,  LTD (CTC)
customer databases valued at $500,000 and $800,000,  respectively,  through the issuance of $500,000 and $800,000 in notes payable,  and by issuing 500
(2,844,285 as adjusted) and 1,000  (5,688,570 as adjusted) shares of common stock,  respectively.  ITHC also issued 500 (2,844,285 as adjusted)  shares of common stock to Inter-American  Telecommunications  Corporation (ITC) as
part of its initial  capitalization  for backroom support to be provided to
ITHC in the future.  The customer  databases  were  originally  recorded at their  predecessor  cost of  $1,300,000,  with the  shares of common  stock issued  being  recorded  at their  nominal  par value  ($.001) of $20.  The
Company intends to migrate these names into active long distance  customers of Cognigen Switching Technologies,  Inc. (CST), the Company's wholly owned
subsidiary.   The  Company's  plans  for  the   solicitation   process  are
currently  on hold.  In October  2000,  the Company  also  entered  into an option  agreement with an entity formed by the entities,  which  originally sold the Company's  customer  databases to the Company's  predecessor.  The agreement  provided  that if the Company had not been able to  establish at least 5,000 active  telecommunications  subscribers from the combined lists by  March 30,  2001,  the  Company  had the option to require the entity to repurchase  the  customer  lists from the  Company to enable the Company to recover  its  investment  in these  databases.  The Company was not able to establish a 5,000  customer base from the lists through March 31, 2001 and, therefore,  returned the databases to the provider. For consideration,  the
Company  received  the  elimination  of  the  remaining  debt  and  accrued interest  associated with the lists,  and received a note receivable in the amount of $85,803,  making up the difference between the remaining value of the lists less the note payable and accrued interest.

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

                                                            Loss Per      Stockholders'
                                           Net Loss          Share           Equity
                                         -------------    -----------     -------------
Three months ended March 31, 2000, as
 reported                                    (519,989)          (.01)       3,641,291
Three months ended March 31, 2000, as
 adjusted                                    (602,989)          (.01)       3,392,291
Nine months ended March 31, 2000, as
 reported                                  (7,138,078)          (.09)       3,641,291
Nine months ended March 31, 2000, as
 adjusted                                  (7,371,078)          (.10)       3,392,291

Note 8 - Non-Cash Investing and Financing Activities

In March 2000,  the  Company  returned  customer  lists with a net value of
$775,000 and received in consideration  the elimination of debt of $510,000 and accrued  interest of $179,197  associated with the lists and received a note receivable of $85,803.

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

Overview

The  Company is engaged in the  business  of  providing  telecommunications products  and  services to  worldwide  markets.  The  Company's  activities include selling prepaid calling cards,  providing call switching  services,
and  Internet  marketing  of  telecommunications   products  and  services,
pagers, computers and other products and services.

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

Three Months Ended March 31, 2001  Compared to Three Months Ended March 31,
2000

Total  revenue for the three months ended March 31, 2001 was  $1,891,228 as compared  to  $908,598  for the  three  months  ended  March 31,  2000,  an increase  of  $982,630  or  108%.  The  telecommunications  portion  of the revenue increased  $559,632 or 677% from $82,632 for the three months ended
March 31,  2000 to $642,264  for the three  months  ended  March 31,  2001.
These  results  were  generated  by  the  offering  of new  product  lines,
Cognidial,  Cognitalk  and  Cognidial  Global  by  the  Cognigen  Switching
Technologies  subsidiary.  The marketing  commissions increased $414,486 or
59% from  $707,193 for the three months ended March 31, 2000 to  $1,121,679 for the three  months ended March 31,  2001.  This  increase was the direct result of an  increase  of over  55,321 new agents  from  41,529  agents at
March 31, 2000 to 96,850 at March 31, 2001.

Operating costs for telecommunications  products increased $301,737 for the quarter  ended March 31,  2001 as  compared to the quarter  ended March 31,
2000 or 176% as  compared to a 677% increase in revenue for the  comparable quarters.  Marketing  commissions  increased  $318,260  when  comparing the quarter  ended March 31, 2001 with the quarter  ended March 31, 2000.  This is again,  a direct result of the increase in agent  performance  resulting in the increase in revenue.

General  and   administrative   operating  costs  increased  $229,251  when
comparing  the  quarters  ended  March  31,  2001  and  2000.  The  primary contributors to this increase were acquisition costs of $50,000,  travel of
$55,981,  software costs of $28,563,  insurance costs of $19,301,  employee benefits  of $15,237,  consulting  fees of  $19,835,  telephone  charges of
$14,644,   offset  in  part  by   reductions  in  bad  debts  of  ($7,708).
Depreciation  and amortization  costs increased  $212,783 from $115,431 for the three  months  ended March 31, 2000 to  $328,214  for the three  months ended March 31,  2001.  The primary  cause of this  increase is a change in the  amortization  of  goodwill  and  customer  lists and the  addition  of property,  plant and  equipment.  Salaries  paid during the three  quarters changed only $9,337 or 2.8% from  $334,441 for the quarter  ended March 31,
2000 to $343,778 for the quarter ended March 31, 2001.

Interest  income was absent  from the  quarter  ended March 31, 2001 due to use of the reserve funds that were previously  invested.  Interest  expense decreased  $17,971 from $39,517 in the 2000 quarter  compared to $21,546 in the 2001  quarter.  This  reduction in interest expense  resulted  from the payoff of a portion of the debt.  After interest expense,  the net loss for the three  months ended March 31, 2001 was $706,871, or $.01 loss per share compared to a net loss of $602,989, or $.01 loss per share for the  quarter ended March 31, 2000.

Nine Months  Ended March 31, 2001  Compared to Nine Months  Ended March 31,
2000.

Total  revenue  for the nine months  ended  March 31,  2001 was  $4,636,911 compared to  $2,592,189  for the nine months  ended March 31,  2000.  Total revenue  for the 2001 period  consisted  of  $1,335,339  related to prepaid
cards,  pins  and  call  switching   services  and  $3,042,205  related  to
commissions.  Total revenue for the comparable  period in 2000 consisted of
$846,427  related to prepaid cards,  pins and call  switching  services and
$1,642,400  related to  commissions.  The $1,399,805 or 85.2%,  increase in commissions is due to an increase of approximately  55,321 new agents and a larger  product  mix.  The  $488,912  or 57.8%  increase  in  revenue  from telecommunication  services  was  due  primarily  to  increased  volume  in domestic and international switching services.

Operating costs related to prepaid cards, pins and call switching  services for the nine months  ended March 31, 2001  increased  $286,703,  or 40%, to
$997,092  from  $710,389  during the nine months ended March 31, 2000 which was due to the  increase  in  revenue  volume  in the  switching  services.
Operating  costs related to commissions for the nine months ended March 31,
2001 increased  $614,828,  or 51%, to $1,813,503 from $1,198,675 during the nine months ended March 31, 2000.  The  increase in  commission  expense is directly related to the increases in sales revenue.

General and  administrative  operating  expenses  decreased  $4,997,002  to
$2,691,819  during the nine months  ended  March 31,  2001 from  $7,688,821 during the nine  months  ended  March 31,  2000.  This  decrease  is due to
$5,836,724 of stock based  compensation for the nine months ended March 31,
2000 that was not  repeated in the nine months  ended March 31, 2001 and is offset by  increased  salaries  of $64,308  as a result of more  headcount.
Depreciation  and  amortization of $994,149 for the nine months ended March
31, 2001  increased  $677,355  from  $316,794 in 2000.  This  resulted from increases in amortization of goodwill and customer lists.

The Company  incurred a loss from  operations  of  $1,859,652  for the nine months  ended March 31, 2001  compared  to  $7,322,490  for the nine months ended March 31, 2000.  The decrease in operating  loss during the period is directly  related to the expense of stock  options  granted for services to non-employees of $5,836,724  recognized  during the nine months ended March
31, 2000.

Interest expense decreased $46,849,  or 43%, to $60,918 for the nine months ended March 31,  2001 from  $107,767  for the nine  months  ended March 31,
2000.  The  reduction  is a result  of the  payoff  of a  portion  of debt.
There was no  interest  income for the nine  months  ended  March 31,  2001 compared  to  $59,179  for the nine  months  ended  March 31,  2000.  After interest  expense,  the net loss for the nine  months  ended March 31, 2001 was  $1,920,570,  or  $.02  loss  per  share,  compared  to a net  loss  of
$7,371,078, or $.10 per share, for the nine months ended March 31, 2000.

Cash flow for the nine  months  ended  March  31,  2001 was  $(511,993)  as compared to the nine months  ended  March 31,  2000 of  $(3,156,342)  after eliminating  the  proceeds  from stock sale of  $5,140,087,  which shows an improvement of $2,644,349 when comparing the two periods' operations.

Liquidity and Capital Resources

The Company has funded its operations to date  primarily  from  shareholder advances and stock subscriptions  received.  At March 31, 2001, the Company had cash and cash  equivalents of $205,351 and negative  working capital of
$231,597,  an  improvement  of $151,698  from the  previous  quarter  ended
December 31, 2000.

Cash used by the Company for  operating  activities  during the nine months ended March 31, 2001 was $471,560.  A primary  component of the use of cash during the nine months was the Company's  net loss of  $1,920,570  adjusted for non-cash  adjustments for  depreciation  and  amortization of $994,149.
Additional  uses of operating cash for the nine months  included  increases in the Company's accounts  receivable of $328,666,  commissions  receivable of  $233,163,  both  representing  increased  business,  deposits and other assets of $156,245,  and decreased  interest  payable of $56,665.  The uses in operating cash were  partially  offset by cash provided of $557,697 from accounts payable,  $372,994 of commissions  payable,  and inventory,  stock based compensation, bad debt and other  current assets of $28,169, $22,000,
$40,000  and  $188,370,  respectively.  Cash  used for investing activities consists of $27,178 for the  purchase of fixed  assets.  Additional sources of cash during the  nine months  ended March 31, 2001 include proceeds from notes payable of $35,000 and capitalized interest of $31,499.

The Company  currently  has two notes  payable of $346,499  and $35,000 and various  capital  leases  totaling  $38,899 at March 31, 2001.  The Company has  maturities  of capital  leases and notes  payable of $385,398 required during the next twelve months.

Cash  generated  from  operations  was not sufficient to meet the Company's working capital  requirements for the nine months ended March 31, 2001, and may not be sufficient to meet the Company's  working  capital  requirements for the foreseeable  future. As a result,  the Company is exploring various bridge  financing  and/or  additional  equity  financing  to  meet  current operating  requirements  until operations can generate  sufficient cash for the Company to become self-sustaining.  There can be no assurances that the
Company will be able to secure  additional debt or equity financing or that operations  will produce  adequate  cash flows to allow the Company to meet all of the Company's future obligations.  However,  management believes the
Company  will be  successful  in producing  sufficient  cash flows from all collective sources to continue for the next twelve months.

The Company has no significant  planned capital  expenditures  covering the next twelve months.

                          Commission File Number:
                      Quarter Ended December 31, 2000
                                Form 10-QSB

                        PART II - OTHER INFORMATION

Item 3. Defaults on Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

At a meeting of the Shareholders of the Company held on March 15, 2001, the following items were approved, as indicated by the vote stated following each item:

1.    Article THIRD of the Articles of Incorporation of the Company was
      amended to delete any reference contained in the Article THIRD to an area of business in which the Company no longer engages and to change the wording of the provision in the current Article THIRD that confers upon the Company all of the rights, powers and privileges conferred on
      Colorado corporations.

      For:        Against:    Abstain:    Not voted:
      31,756,935  522,845     12,597            1,796,124

2.    Amended the Article FOURTH of the Articles of Incorporation of the
      Company which, among other things, increased the authorized shares of common stock of the Company from 50,000,000 shares to 300,000,000 shares of $0.001 par value common stock and authorized 20,000,000 shares of no par value preferred stock:

      For:        Against:    Abstain:    Not voted:
      31,342,216  661,458     288,703     1,796,124

3.    Adopted an amendment to Section (d)(ii) of Article EIGHTH of the
      Articles of Incorporation of the Company to change the vote required to amend the Articles of Incorporation to a majority of a quorum:

      For:        Against:    Abstain:    Not voted:
      31,406,009  565,090     321,278     1,796,124

4.    Adopted a new article NINTH of the Articles of Incorporation of the
      Company which limits the liability of the directors of the Company under certain circumstances:

      For:        Against:    Abstain:    Not voted:
      33,210,732  561,917     315,917     1,796,124

5.    Authorized the Board of Directors of the Company to adopt an amendment to the Company's Articles of Incorporation at such time as the Board of
      Directors deems it appropriate to effectuate a one-for-seven or a one-for-nine reverse split of the Company's outstanding common stock, the exact split to be determined by the Board of Directors of the
      Company:

      For:        Against:    Abstain:    Not voted:
      30,435,782  3,384,407   278,312     1,796,124

6.    Approved the Company's 2001 Incentive and Nonstatutory Stock Option
      Plan:

      For:        Against:    Abstain:    Not voted:
      31,432,775  566,310     293,272     1,796,124

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

      (3)  Articles of Amendment to the Articles of Incorporation dated March 15, 2001

      (10) 2001 Incentive and Non-statutory Stock Option Plan

b)    Reports on Form 8-K

      None

                                SIGNATURES

In accordance  with the  requirements  of the Exchange Act, the  registrant caused  this  report  to be  signed  on  its  behalf  by  the  undersigned, thereunto duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/Darrell H. Hughes
    Darrell H. Hughes
    President and Chief Executive
    Officer

By: /s/David G. Lucas
    David G. Lucas
    Chief Financial Officer

Denver, Colorado
May 15, 2001