Form 10KSB
period 2001-06-30
COGNIGEN NETWORKS INC
filed 2001-10-01
CIK 726293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934.

                     For the fiscal year ended June 30, 2001

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934.

          For the transition period from _____________ to _____________

                         Commission file number 0-11730

                             COGNIGEN NETWORKS, INC.
                 (Name of small business issuer in its charter)

       COLORADO                                          84-1089377
      ----------                                        ------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      7001 Seaview Avenue, N.W., Suite 210
      Seattle, Washington                                  98117
      -------------------                                  -----
      (Address of principal executive offices)          (Zip Code)

                                 (206) 297-6151
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock

                                (Title of class)

      Check  whether the issuer (1) filed all reports  required to be filed by  Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such  shorter  period  that the  registrant  was  required to file such reports),  and (2) has been  subject to such  filing  requirements  for the
past 90 days.           Yes    |X|              No   ____
                               ---

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  _____

      State issuer's revenue for its most recent fiscal year:  $6,759,918

      The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 26, 2001, computed by reference to the closing price on the OTC Bulletin Board was $4,833,094.

      The number of shares outstanding of each of the issuer's classes of common equity on September 26, 2001, was 86,500,991.

                       Documents Incorporated by Reference
The information required by Items 9 through 12 is incorporated by reference to the issuer's definitive proxy statement that the issuer plans to file in connection with its next Annual Meeting of Shareholders involving the election of directors.  The issuer plans to file the definitive proxy statement with the Commission on or before October 28,
2001.

      Transitional Small Business Disclosure Format   Yes    ____       No   |X|
                                                                             ---

===========================================================================

                                TABLE OF CONTENTS

PART I

Item 1.     Description of Business

Item 2.     Description of Property

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Item 6.     Management's Discussion and Analysis or Plan of Operation

Item 7.     Financial Statements

Item 8.     Changes in and Disagreements with Accountants
                   On Accounting and Financial Disclosure

PART III

Item 9.     Directors, Executive Officers, Promoters and Control
                   Persons;
                   Compliance With Section 16(a) of the Exchange Act*

Item 10     Executive Compensation*

Item 11     Security Ownership of Certain Beneficial Owners and
                   Management*

Item 12     Certain Relationships and Related Transactions*

Item 13     Exhibits and Reports on Form 8-K*

*     The information required by Items 9 through 12 is incorporated by reference to the issuer's definitive proxy statement that the issuer plans to file in connection with its next Annual Meeting of Shareholders involving the election of directors.  The issuer plans to file the definitive proxy statement with the Commission on or before October 28,
2001.

PART I

Forward Looking Statements.

      The discussion in this report contains forward looking statements, including, without limitation, statements relating to Cognigen Networks,
Inc. and its wholly-owned subsidiary, Cognigen Switching Technologies,
Inc. ("CST").  Although we believe that the expectations reflected in the forward looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  The forward looking statements involve risks and uncertainties that affect our business, financial condition and results of operations, including without limitation, our possible inability to obtain additional financing, lack of agent growth, the possible loss of key personnel, rate changes, fee policy or application changes, technological changes and increased competition.  Many of these risks are beyond our control.  We are not entitled to rely on the safe harbor provisions of Section 27A of the
Securities Act of 1933, as amended, or Section 21E of the Securities
Exchange Act of 1934, as amended, when making forward looking statements.

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

      We currently operate in two divisions.  The first division consists of direct and indirect sales of telecommunications and personal technology services.  The second division is our carrier division.  The first division is a multifaceted network marketing organization which utilizes the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology based products and services.  Through a network of more than 135,000 independent agents, we have sold directly or facilitated the sale of third party products and services to more than 550,000 customers and subscribers worldwide.
Products such as discount domestic and international long distance services, prepaid calling cards and paging, wireless communications, computers and Internet-based telecommunications products make up a major portion of our products.  We have contractual agreements with a variety of product and service vendors that provide us with a commission percentage of any sale made through one of our supported web sites.  Our web-based marketing division sells the products and services of industry leaders such as AT&T Wireless, WorldCom, Sprint, Verizon, Global
Crossing, DISH Network and Qwest.  Our marketing engine is fueled by distribution channels through an Internet presence and through our corps of independent agents and affiliate groups each with their own customized
Web site.  The other division is our wholly owned subsidiary, Cognigen
Switching Technologies, Inc. (CST), which is discussed in more detail below.

      In the mid 1990's, operating as Cognigen Communications, we recognized the marketing potential of the Internet and formed what we believe is one of the first companies to create a marketing operation based exclusively on the Internet.  The initial concept, which remains the foundation of our growth, was to expand marketing potential by increasing the number of independent agents working within our corporate network while at the same time continuing to increase the number of products and services that these agents could provide to our worldwide customer base.  To facilitate the manageable growth of this network and to be able to provide the agents with the support and marketing edge necessary for success, we developed and deployed the "self replicating"
web page.  This proprietary technology automatically created a high content, personalized set of e-commerce web pages for each new agent, at the time the agent becomes a member of our network.  Additionally, an
Internet accessible "private site" is instantly created for the new agent.  Each agent can view the agent's records, activity and account status on which the agent is working.  The private site also contains customer detail status, recommended training sources, frequently asked questions and agent benefits.  We also adopted a strategy of enabling each agent to sell telecommunications services and to recruit new agents.  The original agent receives a sales commission override on sales generated by the agents thus recruited.  Our commission structure and plan enables our agents to earn money without the necessity of developing a subordinate agent base.  Lately, we have been adding 5,000 to 6,000 agents each month.  Over the past 24 months, we have observed a positive contribution correlation between the number of our agents and our revenue.

      In addition to the Internet-based agent network and CST's direct sales efforts, we are engaged in an effort to develop and support a variety of affiliate program offerings.  In these programs, large affiliate organizations such as industry service providers and a variety of membership or club related businesses can be utilized for commission sharing.  We currently have contracts for these programs that represent affiliate/affinity populations in excess of 600,000 potential buyers.  As in any program of this nature, actual participation and buying rates will be a small subset of the target audience, but higher than non-affiliated web surfers.

      CST is licensed by the Federal Communications Commission ("FCC") as a global facilities-based/global resale services national and international carrier.  CST provides our customer base and other direct clients with a wide variety of discount international, phone card and private switching telephonic services.  CST, through its multi-mode enhanced services platform, provides its customers with discounted domestic and international long distance voice and fax service, international direct dialing, domestic and international prepaid calling cards and international toll-free access.  CST provides these services to our proprietary customer base of approximately 19,000 individual accounts.  CST has three fully programmable Cisco-VLO4K multi-protocol circuit switches, with a combined capability of more than 60 million minutes of traffic per month, at its headquarters in San Luis Obispo,
California.  With additional modest enhancement and CST's incumbent technology, we are well positioned to deliver the next generation of enhanced packet telephony services to both individual subscribers and enterprise clients.  Targeted functionalities would include services such as:  VOIP, unified messaging, voice, video and data conferencing and integrated wireless applications.

      During the year ended June 30, 2001, two customers accounted for
15% and 10%, respectively, of our revenue.

Competition

      We compete with all of the companies for whom we sell products as an agent, a number of companies that are network marketed
telecommunication companies, switching companies and with all providers who retail telecommunications and personal communications products over the Internet.  Many of our competitors are larger and have greater capital resources than do we.

Regulation

      We are not currently subject to any governmental regulations as an
Internet  marketer of telecommunications and technology based products and services.  CST is regulated by the FCC as a Section 214, domestic and international facilities based carrier.

Employees

      As of June 30, 2001, we had  21 full time employees and three part time employees based in our offices and facilities in Seattle,
Washington, San Luis Obispo, California and Albuquerque, New Mexico.  We
also had three consultants.

Item 2.  Description of Property.

      We lease approximately 3,457 square feet of office space at 7001
Seaview Avenue, N.W., Suite 210, Seattle, Washington  98117, pursuant to a lease that will terminate in December 2001 and that currently requires monthly rental payments of approximately $3,025.  We also lease approximately 1,007 square feet of office space at 6751 Academy Road, NE,
Suite B, Albuquerque, New Mexico 87109, pursuant to a lease that will terminate in March 2003 and that currently requires monthly rental payments of $1,390.49.  CST leases approximately 3,218 square feet of office space at 3220 South Higuera Street, Suite 103, San Luis Obispo,
California 93401, pursuant to a lease that will terminate in April 2002 and that currently requires monthly rental payments of $5,934.

Item 3.  Legal Proceedings.

      We are the plaintiff in a civil action entitled Cognigen Networks,
Inc. v. Robert Scott Haas; File No. 00-21209-NZ, Circuit Court for the
County of Grand Traverse, State of Michigan.  We filed a Motion for a
Temporary Restraining Order, a Preliminary Injunction and a Conversion to
a Permanent Injunction against Mr. Haas.  We sought to restrain and prohibit Mr. Haas from contacting our affiliates and customers and other third parties doing business with us; to cease utilizing our agent and customer data bases, and to cease converting our confidential information for the defendant's use.  Both the Preliminary and Permanent Injunctions
were granted by the court in May 2001.

      We were joined as a defendant along with several other telecom companies in a patent infringement case filed by Cygnus
Telecommunications Technology, LLC in February 2001.  The plaintiff alleges that we and others used its patented technology to operate a callback system for long distance calls and claims damages in an unspecified amount.  The original case was filed in the US District Court for the Northern District of California, subsequently moved to the US
District Court in Illinois, and is presently assigned to the US District
Court for the Central District of California, West Los Angeles Division
under case number 01-05943-DT-AIJX (C.D. CA).  We have filed responsive pleadings and a motion to dismiss the case upon the grounds that the wrong party was joined in the action.  The case is still in the discovery phase.  We believe the plaintiff's claims are without merit and that we will prevail.

      In August 2001, we filed a civil action in the US District Court for the Western District of Washington against Pharmaceutical Outcomes
Research, A/K/A in 2001 claiming unfair trademark competition and trademark dilution.  The defendant has accepted service and we are awaiting defendant's responsive pleadings.  Concurrently, a Petition for
Dispute Resolution No. WIPO D-2001-1094, was filed by us against this same defendant with the World Intellectual Property Organization in
Geneva, Switzerland.  That petition alleges a disputed domain registration.  We believe we will prevail in both cases bases on the priority of registration and the worldwide public use the defendant has made of our trademarks.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of our security holders during our fourth fiscal quarter ended June 30, 2001.

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

                                         High Closing Bid   Low Closing Bid
                                         ----------------   ---------------

      Quarter ended June 30, 2001             $0.30             $0.15
      Quarter ended March 31, 2001            $0.52             $0.0782
      Quarter ended December 31, 2000         $0.2812           $0.1875
      Quarter ended September 30, 2000        $1.00             $0.625

      Quarter ended June 30, 2000             $1.28125          $0.75
      Quarter ended March 31, 2000             2.625             1.25
      Quarter ended December 31, 1999          3.625             0.8125
      Quarter ended September 30, 1999:        1.00              0.1875

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

      As of June 30, 2001, there were approximately 1,342 holders of record of our common stock.  The number of holders of record does not include holders whose securities are held in street name.

      We have never paid and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We intend to retain any earnings for use in our business operations and in the expansion of our business.

      On August 20, 1999, we completed the first closing of the
acquisition of all of the assets of ITHC in exchange for 29,242,953 shares of our common stock.  On December 27, 1999, we agreed with ITHC that the total number of shares of our common stock that were to be issued at the first closing was 11,742,953 shares rather than 29,242,953 shares and that the total number of shares to be issued by us to ITHC at the second closing is 37,298,444 shares.  We issued 2,200,000 shares of our common stock as finders' fees in connection with the second closing of this transaction.  The 37,298,444 shares and the 2,200,000 shares were issued in June 2001, after we amended our Articles of Incorporation to increase our authorized shares of common stock.  The 37,298,444 shares were issued in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended ("Securities
Act").  ITHC and the finders had available to them full information concerning us and the certificates representing the shares have a legend prohibiting transfer unless the shares are registered under the
Securities Act or the transfer is exempt from the registration requirements thereof.  No underwriter was involved in the transaction.

      In August 2000, we issued 22,000 shares of our common stock to one employee (20,000 shares) and one agent (2,000 shares) for services rendered.  The 22,000 shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.  The two persons had available to them full information concerning us and the certificates representing the shares have a legend prohibiting transfer unless the shares are registered under the Securities Act or the transfer is exempt from the registration requirements thereof.  No underwriter was involved in this transaction.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Overview

      We are an Internet enabled marketer of long distance telephone and personal communication services and a licensed, facilities based interstate and international long distance carrier.  We receive commissions from sales of these services through agents, affiliates and affinity groups, from telecommunications sales of prepaid calling cards and from the sale of call switching services.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

      Total revenue for the fiscal year ended June 30, 2001, was
$6,759,918 compared to $3,799,713 for the fiscal year ended June 30,
2000, an increase of $2,960,205, or 78%.  Commission revenue increased to
$4,256,073 for fiscal 2001 compared to $2,589,008 for fiscal 2000, an increase of $1,667,065, or 64%.  This increase was partially the result of adding 63,336 agents in fiscal 2001, to 113,789 on June 30, 2001 from
50,453 on June 30, 2000.  In addition, we added our first five (5)
affiliate and affinity programs in fiscal 2001.  Telecommunications revenue increased to $2,141,322 for fiscal 2001 compared to $1,138,165 for fiscal 2000, an increase of $1,003,157, or 88%.  This increase was generated by new product offerings including Cognidial and Cognitalk and an increase in active telecommunications customers, to 18,810 on June 30,
2001 from 2,983 on June 30, 2000.  The increase of 15,827 represented a
530% increase.  Other revenue and allowances increased to $362,523 in fiscal 2001 from $63,540 in fiscal 2000 as a result of revenue generated primarily by payments from our agents for advertising and specialized web services.

      Operating expenses related to commission revenue in the fiscal year ended June 30, 2001, increased to $2,704,894 from $1,657,195 in the fiscal year ended June 30, 2000, an increase of $1,047,699, or 63%.
During the same period we realized a 64% increase in commission revenue.
Telecommunications services operating expenses increased in fiscal 2001 to $1,539,813 from $950,727 in fiscal 2000, an increase of $589,086, or
62%.  During the same period, we realized an 88% increase in telecommunications revenue.  Selling, general and administrative (SG&A)
expenses decreased in fiscal 2001 to $3,792,762, from $8,734,444 in fiscal 2000, a decrease of $4,941,682, or 56%.  This decrease resulted primarily from a fiscal 2000 charge to income of $6,052,004 for certain stock based compensation.  With this item removed from fiscal 2000, SG&A expenses for fiscal 2000 would have been $2,682,440, resulting in an increase of only $1,110,322 in fiscal 2001, or 41%, compared to a total revenue increase of 78% in fiscal 2001.  Depreciation and amortization increased for fiscal 2001 to $1,219,984, from $561,510 in fiscal 2000, or by $658,474.  This increase was due to the increased amortization of goodwill from the purchase of CST in April 2000 and increased depreciation for the switches acquired.

      The loss from operations decreased for the fiscal year ended June
30, 2001, to a loss of $2,497,535 as compared to a loss of $8,104,163 for the fiscal year ended June 30, 2000, a decrease of $5,606,628.  This decrease was primarily the result of the $6,052,004 of stock based compensation recorded in fiscal 2000.  Without this compensation item, the operating loss in fiscal 2000 would have been $2,052,159.  Thus, the loss from operations was higher in fiscal 2001 by $445,376.  As a percent of revenues, the loss declined in fiscal 2001 to 37% from 54% in fiscal
2000.  In addition, in fiscal 2001, we increased revenue by 78% to approximately $6.8 million from approximately $3.8 million in fiscal 2000 with an increase in operating costs of only 22% over fiscal 2000, excluding the stock based compensation expense of fiscal 2000.

      Interest expense decreased in the fiscal year ended June 30, 2001, to $67,847, from $144,492 in the fiscal year ended June 30, 2000, or by
$76,645.  This decrease resulted from the return of a customer list in consideration for the cancellation of a note and accrued interest.

      Our net loss after taxes for fiscal 2001 was $2,602,407 compared to
$8,265,186 in fiscal 2000, a decrease of $5,662,779.  This decrease was primarily the result of $6,052,004 of stock based compensation recorded in fiscal 2000 as compared to $22,000 recorded in fiscal 2001.  The net loss per share decreased in fiscal 2001 to $.03 per share from a net loss of $.11 per share in fiscal 2000.  There was a relatively small increase in outstanding stock to 84,939,908 average shares in fiscal 2001 compared to 78,549,437 average shares in fiscal 2000.

      The loss before interest, taxes, depreciation and amortization
(EBITDA) improved in the fiscal year ended June 30, 2001 to a loss of
$1,277,551 from a loss of $7,542,653 in the fiscal year ended June 30,
2000.  The improvement in EBITDA is primarily due to less stock based compensation recorded in fiscal 2001.

Liquidity and Capital Resources

      We have funded our operations primarily from stock subscriptions received and operations.  At June 30, 2001, we had cash and cash equivalents of $296,947 and negative working capital of $405,115.  There was an improvement in cash and cash equivalents of $91,597 in the fourth quarter compared to the third quarter of fiscal 2001.

      Cash used by us for operating activities during the year ended June
30, 2001, was $179,963.  The major contributor to this use was the net loss for the fiscal year of $2,602,407 before adjustments for non-cash items of depreciation and amortization of $1,220,539 and stock based compensation to employees of $22,000.  Additional uses of cash for the fiscal year include increases in accounts receivable of $238,308 and commissions receivable of $308,749.  The uses in cash were partially offset by cash provided by decreases in other current assets of $209,986, increased accounts payable of $567,508, increased commissions payable of
$611,242, and increases of inventory, deposits, other accrued expenses, deferred revenue and a note receivable of $89,623, $46,096, $92,172,
$60,519 and $50,000 respectively.  Cash used for investing activities was
$38,563 used in the purchase of capital assets.  Additional reductions in cash during the fiscal year included the payment of capital leases of
$106,871 and payments of notes payable of $95,000.

      At June 30, 2001, we have a note payable in the amount of $301,499 that currently is in default and capital leases of $11,832 which will have to be paid during the next 12 months.

      Cash generated from operations was not sufficient to meet our working capital requirements for the fiscal year ended June 30, 2001, and may not be sufficient to meet our working capital requirements for the foreseeable future.  However, we realized cash generated from operations in the fourth quarter of fiscal 2001 of $291,597 compared to $471,560 of net cash used for the nine months ended March 31, 2001.  These positive trends are continuing into the first quarter of fiscal 2002.
Nevertheless, we are looking at various financing and equity opportunities to meet current operating and capital requirements until we can be sustained by cash flow from its operations.  There can be no assurance that we will be able to secure additional debt or equity financing or that operations will produce adequate cash flows to allow us to meet all of its future obligations.  However, management believes that we will be successful in producing sufficient cash flow from all sources to continue for the next 12 months.

Company Formation

      We were incorporated on May 6, 1983, in Colorado.  On August 20,
1999, we completed the acquisition of all of the net assets of ITHC in exchange for an aggregate of 49,041,397 shares of our common stock.  For financial statement purposes, this business combination was accounted for as an additional capitalization of ITHC (a reverse acquisition in which
ITHC was the accounting acquirer).  For accounting purposes, ITHC is considered the surviving entity and the historical financial statements prior to the acquisition are those of ITHC.

      On April 15, 2000, we acquired the outstanding stock of CST for
2,041,445 shares and $590,000 in previous cash advances to CST for a total purchase price of $3,287,397.  This transaction was accounted for as a purchase.  Intangible assets acquired are being amortized over five years.

Forward-Looking Statements

      Certain of the information discussed herein, and in particular in this section entitled "Management's Discussion and Analysis," contains forward-looking statements that involve risks and uncertainties that might adversely affect the operating results of us in the future in a material way.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurance can be given that such expectations will prove to be correct.  The forward-looking statements involve risks and uncertainties that affect our business, financial condition and results of operations, including without limitation, our possible inability to obtain additional financing, lack of agent growth, the possible loss of key personnel, rate changes, fee policy or application changes, technological changes and increased competition.  Many of these risks are beyond our control.  We are not entitled to rely on the safe harbor provisions of Section 27A of the
Securities Act of 1933, as amended, or Section 21E of the Securities
Exchange Act of 1934, as amended, when making forward-looking statements.

Item 7. Financial Statements.

      Reference is made to the financial statements, the reports thereon and the notes thereto included as a part of this Annual Report on Form
10-KSB, which financial statements, reports and notes are incorporated herein by reference.

                             COGNIGEN NETWORKS, INC.

                        Consolidated Financial Statements
                             June 30, 2001 and 2000

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
Seattle, Washington

We have audited the  accompanying  consolidated  balance  sheet of Cognigen
Networks,  Inc.  and  subsidiaries  as of June 30,  2001,  and the  related consolidated  statements  of  operations,  stockholders'  equity  and  cash
flows  for  the  two  years  then  ended.  These   consolidated   financial
statements  are  the  responsibility  of  the  Company's  management.   Our
responsibility  is to express an  opinion on these  consolidated  financial statements based on our audit.

We conducted our audit in  accordance  with  auditing  standards  generally accepted in the United  States of America.  Those  standards  require  that we plan  and  perform  the  audit  to  obtain  reasonable  assurance  about
whether  the  consolidated   financial  statements  are  free  of  material
misstatement.  An  audit  includes  examining,  on a test  basis,  evidence supporting  the  amounts  and  disclosures  in the  consolidated  financial statements.  An audit also  includes  assessing the  accounting  principles used and  significant  estimates made by management,  as well as evaluating the  overall  consolidated  financial  statement  presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the consolidated  financial  statements  referred to above present  fairly,  in all  material  respects,  the  financial  position  of
Cognigen  Networks,  Inc. and  subsidiaries  as of June 30,  2001,  and the results  of their  operations  and their  cash flows for the two years then ended, in conformity with accounting  principles  generally accepted in the
United States of America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

August 16, 2001
Denver, Colorado

                             COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheet

                                 June 30, 2001

                                     Assets
Current assets
   Cash .........................................................     $    296,947
   Accounts receivable, net of allowance for doubtful
    accounts of $65,219 .........................................          299,354
   Commissions receivable, net of allowance for doubtful
    accounts of $57,000 .........................................          846,912
   Employee receivable ..........................................           38,870
   Note receivable - related party ..............................           35,803
   Inventory, net of allowance of $30,000 .......................           43,863
   Other current assets .........................................          207,042
                                                                      ------------
     Total current assets .......................................        1,768,791
                                                                      ------------

Property, plant and equipment, net of accumulated depreciation
 of $596,671 ....................................................          291,303
                                                                      ------------

Other assets
   Deposits and other assets ....................................           42,456
   Goodwill, net of amortization of $916,905 ....................        2,893,029
                                                                      ------------
     Total other assets .........................................        2,935,485
                                                                      ------------

Total assets ....................................................     $  4,995,579
                                                                      ============

                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable .............................................     $    664,928
   Accrued liabilities ..........................................          195,090
   Commissions payable ..........................................          937,923
   Deferred revenue .............................................           65,829
   Current portion of capital leases ............................            8,637
   Current portion of notes payable .............................          301,499
                                                                      ------------
     Total current liabilities ..................................        2,173,906

Long-term portion of capital leases .............................            3,195
Deferred tax liability ..........................................           37,025
                                                                      ------------
     Total liabilities ..........................................        2,214,126

Commitments and contingencies

Stockholders' equity
   Common stock $.001 par value, 300,000,000 shares authorized;
    86,500,991 issued and outstanding at June 30, 2001 ..........           86,500
   Additional paid-in capital ...................................       13,613,829
   Accumulated deficit ..........................................      (10,918,876)
                                                                      ------------
     Total stockholders' equity .................................        2,781,453
                                                                      ------------

Total liabilities and stockholders' equity ......................     $  4,995,579
                                                                      ============

                See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Operations

                                                               For the Years Ended
                                                                      June 30,
                                                           ------------------------------
                                                               2000              2001
                                                           ------------      ------------
                                                            (Restated)
Revenue
   Marketing commissions .............................     $  2,598,008      $  4,580,651
   Telecommunications ................................        1,138,165         2,141,322
   Other .............................................           63,540            37,945
                                                           ------------      ------------
     Total revenue ...................................        3,799,713         6,759,918
                                                           ------------      ------------

Operating expenses
   Marketing commissions .............................        1,657,195         2,704,894
   Telecommunications ................................          950,727         1,539,813
   Selling, general and administrative ...............        8,734,444         3,792,207
   Depreciation and amortization .....................          561,510         1,220,539
                                                           ------------      ------------
     Total operating expenses ........................       11,903,876         9,257,453
                                                           ------------      ------------

Loss from operations .................................       (8,104,163)       (2,497,535)

Interest expense .....................................          144,492            67,847
                                                           ------------      ------------

Loss before income taxes .............................       (8,248,655)       (2,565,382)

Income taxes .........................................          (16,531)          (37,025)
                                                           ------------      ------------

Net loss .............................................     $ (8,265,186)     $ (2,602,407)
                                                           ============      ============

Loss per common share - basic and diluted ............     $      (0.11)     $      (0.03)
                                                           ============      ============

Weighted average number of common shares outstanding -
 basic and diluted ...................................       78,549,437        84,939,908
                                                           ============      ============

                 See notes to consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                 Consolidated Statements of Stockholders' Equity

                             June 30, 2001 and 2000

                                                                                                                                        Total
                                                                      Common Stock               Additional                          Stockholders'
                                                             ------------------------------        Paid-in          Accumulated       (Deficit)
                                                                 Shares           Amount           Capital            Deficit           Equity
                                                             ------------      ------------      ------------      ------------      ------------

Balance June 30, 1999 ..................................       11,377,137      $         20      $       --        $    (51,283)     $    (51,263)

Stock issued in  connection  with  Cognigen  acquisition
 and employment agreements .............................       42,664,260                55            30,000              --              30,055

Reverse acquisition ....................................       15,757,047            69,723          (261,957)             --            (192,234)

Common stock issued for cash net of $727,474 in expenses       12,489,102            12,489         5,127,598              --           5,140,087

Value of options issued for services ...................             --                --           6,022,004              --           6,022,004

Retirement of stock at cost ............................          (50,000)              (50)          (18,950)          (19,000)

Stock issued in connection with  acquisition of Cognigen
 Switching .............................................        2,041,445             2,041         2,695,356              --           2,697,397

Net loss ...............................................             --                --                --          (8,265,186)       (8,265,186)
                                                             ------------      ------------      ------------      ------------      ------------

Balance at June 30, 2000 ...............................       84,278,991            84,278        13,594,051        (8,316,469)        5,361,860

Common stock issued to employee ........................           22,000                22            21,978              --              22,000

Stock issued for finders' fee related to work completed
 on the reverse acquisition ............................        2,200,000             2,200            (2,200)             --                --

Net loss ...............................................             --                --                --          (2,602,407)       (2,602,407)
                                                             ------------      ------------      ------------      ------------      ------------

Balance at June 30, 2001 ...............................       86,500,991      $     86,500      $ 13,613,829      $(10,918,876)     $  2,781,453
                                                             ============      ============      ============      ============      ============

                See notes to consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                     Consolidated Statements of Cash Flows

                                                                For the Years Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2000             2001
                                                            -----------      -----------

Cash flows from operating activities
  Net loss ............................................     $(8,265,186)     $(2,602,407)
                                                            -----------      -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Depreciation and amortization ......................         561,510        1,220,539
   Stock options granted to non-employees and stock
    issued to employees for services ..................       6,052,004           22,000
   Deferred taxes .....................................          16,531           37,025
   Changes in assets and liabilities
     Accounts receivable ..............................         218,461         (238,308)
     Commissions receivable ...........................        (484,149)        (308,749)
     Employee receivable ..............................            --            (37,209)
     Note receivable - related party ..................            --             50,000
     Inventory ........................................        (108,410)          89,623
     Other current assets .............................        (340,120)         209,986
     Accounts payable .................................          53,276          567,508
     Commissions payable ..............................         326,681          611,242
     Deferred revenue .................................         (66,453)          60,519
     Other accrued expenses ...........................         (41,309)          92,172
     Other assets .....................................         (89,971)          46,096
                                                            -----------      -----------
                                                              6,098,051        2,422,444
                                                            -----------      -----------
      Net cash used in operations .....................      (2,167,135)        (179,963)
                                                            -----------      -----------

Cash flows from investing activities
  Capital expenditures ................................        (400,594)         (38,563)
  Cash paid in business acquisitions net of cash
   acquired ...........................................        (555,100)            --
                                                            -----------      -----------
      Net cash used in investing activities ...........        (955,694)         (38,563)
                                                            -----------      -----------

Cash flows from financing activities
  Net proceeds from stock issuance ....................       5,140,087             --
  Distribution related to reverse acquisition .........        (190,000)            --
  Payments on notes payable ...........................      (1,090,000)         (95,000)
  Payment on capital leases ...........................            (914)        (106,871)
  Retirement of stock .................................         (19,000)            --
                                                            -----------      -----------
      Net cash provided by (used in) financing
       activities .....................................       3,840,173         (201,871)
                                                            -----------      -----------

Net increase (decrease) in cash .......................         717,344         (420,397)

Cash and cash equivalents - beginning of period .......            --            717,344
                                                            -----------      -----------

Cash and cash equivalents - end of period .............     $   717,344      $   296,947
                                                            ===========      ===========

Cash paid for interest was $19,834 (2000) and $116,024 (2001).
Cash paid for income taxes was $0 in 2000 and 2001.

Non-cash investing and financing activities (Note 10).

                See notes to consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                   Notes to Consolidated Financial Statements

Note 1 -  Description  of Business and Summary of  Significant  Accounting
      Policies

The Company was  incorporated  in May 1983 in the State of Colorado to engage in the cellular radio and  broadcasting  business and to engage in any other lawful activity  permitted  under Colorado law. In June 1988,  the Company  changed its name to Silverthorne  Production Company (Silverthorne) and commenced operations in the oil and gas industry.  These operations were  discontinued in 1989. Since
1989,  Silverthorne has attempted to locate acquisition  prospects and negotiate an  acquisition.  Silverthorne's  pursuit of an acquisition  did not materialize until  August 20, 1999,  with the  acquisition  of the assets of  Inter-American
Telecommunications  Holding  Corporation  (ITHC),  which was  accounted for as a reverse acquisition. The surviving entity changed its name to Cognigen Networks,
Inc. on July 12, 2000.

Cognigen  Networks,  Inc.  (the Company) is engaged in the business of providing telecommunications  products and services to worldwide  markets.  The  Company's activities  include  selling  prepaid  calling  cards,  providing call switching services,  and Internet marketing of  telecommunications  products and services, pagers, and computers.

Principles of Consolidation

These consolidated  financial  statements include the accounts of ITHC, Cognigen
Corporation  (Cognigen),   Cognigen  Switching   Technologies,   Inc.  (Cognigen
Switching)  and the Company.  For the year ended June 30,  2000,  the results of operations  of Cognigen  Switching are included from April 15, 2000 through June
30, 2000.  All  significant  intercompany  balances and  transactions  have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents  include cash on hand and in checking and savings accounts at financial institutions. On occasion these balances exceed federally  insured limits.  At June 30, 2000 and 2001, the
Company had  approximately  $709,000 and  $223,000,  respectively,  in excess of federally insured limits.

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

Commissions Receivable

Commissions    receivable    represent    amounts   due   from   providers   for
telecommunication   services  used  by  subscribers.   Typically  providers  pay
commissions due to the Company sixty days after the usage month-end to allow for billing and collection.

An  allowance  for  doubtful  accounts  of  $57,000  at June  30,  2001 has been established by the Company to provide for potential  uncollectible  accounts and is deemed to be adequate by management based on historical results.

The Company had commissions from two vendors that generated 15% and 10% of total revenue and made up 26% and 23% of commissions  receivable at June 30, 2001. The
Company had one vendor that  generated  22% of total  revenue for the year ended
June 30, 2000.

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

Note 1 -  Description  of Business and Summary of  Significant  Accounting
      Policies (continued)

Advertising Costs

Advertising  costs are expensed as  incurred.  Total  advertising  costs for the years ended June 30, 2000 and 2001, were $200,127 and $119,142, respectively.

Recently Issued Accounting Pronouncements

SFAS No. 133,  "Accounting for Derivative  Instruments  and Hedging  Activities"
requires  companies  to record  derivatives  on the  balance  sheet as assets or liabilities,  measured  at fair market  value.  Gains or losses  resulting  from changes in the values of those  derivatives  are  accounted for depending on the use of the  derivative  and whether it qualifies for hedge  accounting.  The key criterion for hedge accounting is that the hedging  relationship  must be highly effective in achieving offsetting changes in fair value or cash flows. Statement
133 is effective  for fiscal  years  beginning  after June 15, 2000.  Management believes  that the  adoption  of SFAS 133 will  have no  material  effect on the
Company's financial statements.

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

In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business  Combinations" and
"Goodwill  and other  Intangible  Assets".  Statement  141 requires all business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the purchase  method.  Under the  guidance of Statement  142,  goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test.  Statement 142 is effective for financial  statement  dates beginning after  January 1, 2001.  The  Company  anticipates  adoption  of this  statement starting in the quarter  ending  September 30, 2001. As allowed under  Statement
142, the Company  will  reclassify  to goodwill  certain  recognized  intangible assets that do not meet the criteria for  recognition  apart from goodwill.  The
Company also, as allowed under Statement 142, will no longer amortize  goodwill.
Goodwill will be tested for  impairment at the time of adoption and on an annual basis.  As allowed under  Statement  142, the Company will complete its goodwill impairment  test within the first six months of the fiscal year.  As a result of
Statement 142, the Company will no longer be recognizing  approximately $916,000 in annual amortization expense related to goodwill.

Note 2 - Basis of Presentation

All common stock share amounts have been  retroactively  adjusted to reflect the ratio of shares issued by the Company in connection with the reverse acquisition of ITHC.  The ratio of shares  issued of 5,688.57  shares of the Company to each share of ITHC stock  represents  54,041,397 newly issued shares and shares to be issued in exchange for 9,500 shares of ITHC common stock.

All per share  amounts  for June 30,  2000  reflect  the  37,298,444  shares the
Company has a legal  obligation  to issue in the future in  connection  with the reverse  acquisition of ITHC, and have been treated as outstanding from the date of  acquisition.  During the year ended June 30, 2001,  the Company issued these
shares  after  the  stockholders   adopted  an  Amendment  to  the  Articles  of
Incorporation  that  increased  the number of shares of common stock  authorized from  50,000,000 to 300,000,000  and authorized  20,000,000  shares of preferred stock with no par value.

Note 3 - Property and Equipment

Property and equipment consists of the following at June 30, 2001:

    Furniture and fixtures                                  $   18,415
    Computer equipment                                         172,965
    Equipment                                                  377,431
    Leasehold Improvements                                     180,996
    Software                                                   138,167
                                                            ----------
                                                               887,974
    Less accumulated depreciation                             (596,671)
                                                            ----------

           Total                                            $  291,303
                                                            ==========

Note 4 - Note Receivable - Related Party

As  described  in Note 8, the Company  received  an $85,803  note from a related party in conjunction with the return of the customer lists to the related party.
The note has an 8.5% interest rate and is due on March 31, 2002.  The balance at
June 30, 2001 is $35,803.

Note 5 - Notes Payable

Notes payable consist of the following at June 30, 2001:

12% secured promissory note payable, principal and
 interest were due February 12, 2001.  The Company is
 currently in default on this note but making monthly
 principal and interest payments in varying amounts.        $  301,499
                                                            ----------
                                                               301,499

Less current portion                                          (301,499)
                                                            ----------

                                                            $       -
                                                            ==========

Note 6 - Capital Lease Obligations

The Company leases certain equipment under non-cancelable lease agreements.  The monthly payments on these leases range from $332 to $7,227,  including interest, and these leases  expire in various  years  through  2003.  The  property  under capital  leases as of June 30,  2001,  has a cost of  $266,378  and  accumulated depreciation of $261,021.

The future  minimum  lease  payments  under  capital  leases and the net present values of the future minimum lease payments are as follows:

      Year Ending June 30,                                    Amount
      --------------------                                -------------

            2002                                             $  20,337
            2003                                                 3,372
                                                             ---------
            Total                                               23,709
            Less amount representing interest                  (11,877)
                                                             ---------
            Present value of minimum lease payments             11,832
            Less current portion                                (8,637)
                                                             ---------

            Long-term capital lease obligation               $   3,195
                                                             =========

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

The  components  of the provision for income tax expense at June 30, 2001 are as follows:

            Current                                          $      -
            Deferred                                            37,025
                                                             ---------

                                                             $  37,025
                                                             =========

The deferred income tax assets and liabilities  result  primarily from differing depreciation and amortization periods of certain assets,  provision for doubtful accounts,  net  operating  loss  carryforwards  and the  recognition  of certain expenses for financial statement purposes and not for tax purposes.  The Company has approximately  $3,680,000 of net operating loss carryforwards,  which expire in varying amounts through 2021 if unused.

The net current and  long-term  deferred  tax  liabilities  in the  accompanying balance sheet include the following items at June 30, 2001:

   Current deferred tax asset                               $   56,778
   Current deferred tax liability                                   -
   Valuation allowance                                         (56,778)
                                                            ----------

                                                            $       -

   Long-term deferred tax asset                             $1,375,762
   Long-term deferred tax liability                         (1,412,787)
   Valuation allowance                                              -
                                                            ---------

                                                            $  (37,025)
                                                            ==========

Note 7 - Income Taxes (continued)

Rate Reconciliation

The  reconciliation  of income tax expense  (benefit)  by  applying  the Federal statutory rates to the Company's effective income tax rate is as follows:

                                                                    June 30,
                                                           -------------------------
                                                                2000            2001
                                                           -----------     ---------

Federal statutory rate                                         (34.0)%         (34.0)%
State tax on income, net of federal income tax benefit          (3.3)           (3.3)
Nondeductible expenses                                          28.1            33.7
Valuation allowance                                              9.4             2.2
                                                             -------         -------

                                                                 0.2%           (1.4)%
                                                             =======         =======

Note 8 - Acquisition of Customer Databases

The Company  maintained  two customer  databases.  The customer  databases  were originally recorded at their predecessor cost of $1,300,000,  with the shares of common stock issued being  recorded at their  nominal par value  ($.001) of $20.
The Company intended to migrate these names into active long-distance  customers of Cognigen Switching,  the Company's wholly owned subsidiary.  In October 2000, the Company also entered into an option  agreement  with an entity formed by the entities that originally sold the Company's  customer databases to the Company's predecessor.  The  agreement  provided  that if the Company had not been able to establish at least 5,000 active telecommunications subscribers from the combined lists by March 30,  2001,  the  Company  had the option to require the entity to repurchase  the customer lists from the Company to enable the Company to recover its investment in these databases. The Company was not able to establish a 5,000 customer  base from the lists by March 31,  2001 and,  therefore,  returned  the databases  to the entity.  For  consideration,  the  remaining  debt and accrued interest  associated with the lists was canceled and the Company received a note receivable  in the  amount of  $85,803,  making up the  difference  between  the remaining value of the lists less the note payable and accrued interest.

Note 9 - Reverse Acquisition

On August 20, 1999,  the Company  completed  the  acquisition  of all of the net assets of ITHC in exchange for up to 49,041,397  shares of the Company's  common stock. For financial statement purposes, this business combination was accounted for as an additional capitalization of ITHC (a reverse acquisition in which ITHC was the accounting  acquirer).  ITHC is considered the surviving  entity and the historical  financial statements prior to the acquisition are those of ITHC. The
15,757,047  shares  reflected in the statement of  stockholders'  equity reflect those shares of the Company's common stock outstanding  immediately prior to the reverse  acquisition.  The Company's net book value prior to the transaction was
$0. The  issuance of the stock had to be  completed  in two  closings due to the limited  amount of authorized  stock  available for issuance under the Company's articles  of  incorporation.  The first  closing  resulted  in the  issuance  of
11,742,953 shares while the remaining  37,298,444 shares were to be issued after the  authorized  number of shares was increased.  The Company  issued  5,000,000 shares of the Company's common stock as a first installment for finders' fees in connection with the transaction to unrelated individuals. The shares were valued at  $1,900,000,  or $.38 per share,  and  reported on a net basis in  additional paid-in-capital.

Additionally  on  August  20,  1999,  ITHC  purchased  12,602,431  shares of the
Company's   common  stock  for  a  price  of  $190,000  from  certain   existing
shareholders of the Company. This was recorded as a charge to paid-in capital in the amount of $190,000.

The Company is the legal  survivor  and  changed its name to Cognigen  Networks,
Inc. in July 2000.

During the year ended June 30, 2001, the Company issued the remaining 37,298,444 shares in connection  with the second  closing of ITHC when the Company  amended the Articles of Incorporation as described in Note 2.

Note 10 - Stockholders' Equity

Preferred Stock

On March 15,  2001,  the  stockholders  adopted an  Amendment to the Articles of
Incorporation  that authorized  20,000,000  shares with no par value. As of June
30, 2001, no shares have been issued.

Common Stock Issuances

The Company issued  15,757,047 and 2,041,445  shares in connection  with various business acquisitions as described in Note 9.

In connection with certain ITHC executive  employment  agreements  11,377,366 as adjusted  shares of ITHC stock  valued at $30,000  were  issued in July 1999 for services provided by those key employees. In addition, 31,286,894 shares of ITHC stock were issued in connection with the acquisition of the assets of Cognigen.

Note 10 - Stockholders' Equity (continued)

Common Stock Issuances (continued)

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

In December  2000, the Company issued 22,000 shares of common stock to employees valued at $22,000 as stock-based compensation.

On March 15,  2001,  the  stockholders  adopted an  Amendment to the Articles of
Incorporation  that  increased  the number of shares of common stock  authorized from 50,000,000 to 300,000,000.

In March 2001, the Company issued  2,200,000 shares of common stock as the final installment  of finders' fees related to work performed on the completion of the reverse acquisition.  These shares were valued at $286,000,  or $0.13 per share, and reported on a net basis in additional paid-in capital.

Stock Options

The Company has  established  the 2001 Incentive and  Nonstatutory  Stock Option
Plan,  which  authorizes the issuance of up to 5,000,000 shares of the Company's common  stock.  The Plan will  remain in effect  until  2011  unless  terminated earlier by an action of the Board. All employees,  board members and consultants of the Company are eligible to receive  options under the Plan at the discretion of the Board.  Options  issued under the Plan vest  according to the  individual option agreement for each grantee.  No options were issued during the year ended
June 30, 2001.

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

Note 10 - Stockholders' Equity (continued)

Stock Options (continued)

Assumptions  used in the valuation of stock options include  volatility of 109%,
3-year lives,  dividend  yield of 0% and a risk-free  rate of 5.5%. The weighted average  remaining lives are 2.17 years with weighted average exercise prices of
$.46.

Had  compensation  cost for the Company's  stock options issued been  determined based on the fair  value  at the  grant  date  for  awards  consistent  with the provisions  of Statement  123, the  Company's  net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                June 30,
                                                       -------------------------
                                                           2000            2001
                                                       -----------     ---------

Net loss - as reported                                  $(8,265,180)    $       -
Net loss - pro forma                                    $(9,777,529)    $       -
Basic loss per share - as reported                      $     (0.11)    $       -
Basic loss per share - pro forma                        $     (0.12)    $       -

Note 11 - Non-Cash Investing and Financing Activities

During the year ended June 30, 2000:

The Company  acquired net assets of $86,230 and recorded  goodwill in the amount of  $213,770  by  issuing a note for  $300,000  in  connection  with a  business acquisition.

The  Company  acquired  the  outstanding  common  stock of a business by issuing
2,041,445  shares valued at $2,697,397  and having  previously  advanced cash of
$590,000.

During the year ended June 30, 2001:

The Company returned customer lists with a net value of $775,000 and received in consideration  the  cancellation  of debt of $510,000  and  accrued  interest of
$179,197 associated with the lists and received a note receivable of $85,803.

The Company  converted  $81,499 of accrued  interest  into the  promissory  note payable.

Note 12 - Operating Leases

The Company leases office space under operating lease agreements,  which provide for aggregate monthly payments of $11,274 and expire through March 2003.

      Year Ending June 30,                                    Amount
      --------------------                                  -----------

               2002                                         $  188,494
               2003                                            117,548
                                                            ----------

                                                            $  306,042
                                                            ==========

Rent expense under these  operating  leases totaled  $69,229 and $139,321 during the years ended June 30, 2000 and 2001, respectively.

Note 13 - Commitments and Contingencies

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

In August of 2000, the Company  entered into  additional  employment  agreements with other key  employees.  Under these  agreements,  the  employees are paid an annual  salary  ranging from $100,000 to $120,000,  receive  bonuses of $100,000 each, which have been pre-paid and are earned prorata over the two-year terms of the  agreements,  and the agreements  are subject to termination  with cause (as defined).  If the employee terminates the employee's  agreement without cause or if the Company  terminates  the  agreement  with cause,  the  employee  would be obligated  to pay all  remaining  amounts due under the  remaining  terms of the agreement, including a prorata share of the prepaid bonuses.

Consulting Agreements

The Company also has consulting  agreements with two individuals,  which provide for annual  compensation  of $175,000  and  $120,000  and have terms of four and three years expiring in June 2003 and November 2001, respectively.

Note 14 - Subsequent Events

Subsequent  to year  end,  various  individual  and  corporate  stockholders  of
Cognigen  Networks,  Inc. have  voluntarily  surrendered  to the Company,  stock options to purchase  24.4 million  shares of the  Company's  common  stock.  The cancellation  of these options  reduces the Company's  option overhang by 75.3%.
The surrendered options have an exercise price of $0.46 per share, and would not expire  until August 24, 2004.  The Company  originally  granted a total of 32.4
million  of  these  options  in  August  1999.   With  the  surrender  by  these
stockholders,  there remain  outstanding  options of 8.0 million shares at $0.46 that can be exercised until August 2004.

On March 15, 2001,  the Company's  stockholders  voted to authorize the Board of
Directors,  when  it  deemed  appropriate,  to  effectuate  a  one-for-seven,  a one-for-eight or a one-for-nine  reverse split of the Company's common stock. On
September  12,  2001,  the  Board  of  Directors  followed  the  mandate  of the stockholders and determined that the exact reverse split should be one-for-eight
(1:8). The Board of Directors  adopted the reverse split at this time as part of a comprehensive  plan that includes seeking increased equity  investment,  and a future  application  for listing of the  Company's  securities  on a major stock exchange.

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

                                    PART III

      The information required by Items 9 through 12 is incorporated by reference to our definitive proxy statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors.  We plan to file the definitive proxy statement with the Commission on or before October 28, 2001.

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

      3.1                     Articles of Incorporation filed on May 6, 1983
                              (incorporated by reference to Exhibit 3.1 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000.)

      3.2                     Articles of Amendment to Articles of Incorporation
                              filed on June 23, 1988 (incorporated by reference to
                              Exhibit 3.2 to our Annual Report on Form
                              10-KSB for the year ended June 30, 2000.)

      3.3                     Articles of Amendment to the Articles of
                              Incorporation filed on July 12, 2000
                              (incorporated by reference to Exhibit 3.3
                              to our Annual Report on Form 10-KSB for the
                              year ended June 30, 2000.)

      3.4                     Articles of Amendment to the Articles of
                              Incorporation filed on March 16, 2001
                              (incorporated by reference to our Quarterly
                              Report on Form 10-QSB for the quarter ended
                              March 31, 2001.)

      3.5                     Bylaws as amended through December 8, 1999
                              (incorporated by reference to Exhibit 3.1
                              to our Form 10-Q for the quarter ended
                              December 31, 1999.)

      10.1                    Employment Agreement dated August 1, 2000,
                              between Cognigen Networks, Inc. and Jimmy L.
                              Boswell. (incorporated by reference to Exhibit 10.1
                              to our Annual Report on Form 10-KSB, for
                              the year ended June 30, 2000.)

      10.2                    Employment Agreement dated August 1, 2000,
                              between Cognigen Networks, Inc. and David
                              G. Lucas.  (incorporated by reference to
                              Exhibit 10.2 to our Annual Report on Form
                              10-KSB for the year ended June 30, 2000.)

      10.3                    Employment Agreement dated October 5, 1999,
                              between Cognigen Networks, Inc. and Darrell
                              H. Hughes.  (incorporated by reference to
                              Exhibit 10.3 to our Annual Report on Form
                              10-KSB for the year ended June 30, 2000.)

      10.4                    Option to Sell Accounts Agreement dated
                              October 6, 2000, between Cognigen Networks,
                              Inc. and JVTEL.  (incorporated by reference
                              to Exhibit 10.4 to our Annual Report on
                              Form 10-KSB for the year ended June 30,
                              2000.)

      10.5                    Stock Purchase and Asset Sale Agreement
                              dated November 4, 1998, between
                              Inter-American Telecommunications
                              Corporation and Combined Telecommunications
                              Consultancy, Ltd.  (incorporated by
                              reference to Exhibit 10.5 to our Annual
                              Report on Form 10-KSB for the year ended
                              June 30, 2000.)

      10.6                    Stock Purchase and Asset Sale Agreement
                              dated July 1, 1999, between Inter-American
                              Telecommunications Corporation and Cognigen
                              Corporation.  (incorporated by reference to
                              Exhibit 10.6 to our Annual Report on Form
                              10-KSB for the year ended June 30, 2000.)

      10.7                    Form of Option to Purchase Common Stock
                              (incorporated by reference to Exhibit 10.7
                              to our Annual Report on Form 10-KSB for the
                              year ended June 30, 2000.)

      10.8                    2001 Incentive and Nonstatutory Stock
                              Option Plan (incorporated by reference to
                              Exhibit 10 to our Quarterly Report on Form
                              10-QSB for the quarter ended March 31,
                              2001.)

      10.9                    Promissory Note dated March 31, 2001 in the
                              amount of $85,803.00 from JVTEL to Cognigen
                              Networks, Inc.

      16                      Letter from Daniel Jankowski (incorporated by
                              reference to Exhibit 16.0 to our Current Report
                              on Form 8-K dated March 21, 2000)

      21                      Subsidiaries

      (b)  Reports on Form 8-K.

      There were no Current Reports on Form 8-K filed by us during the last quarter of the period covered by this report.

                                   SIGNATURES

      In  accordance  with  Section 13 or 15(d) of the  Exchange  Act,  the registrant  has  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

Dated:  September 26, 2001
                                          COGNIGEN NETWORKS, INC.

                                          /s/  Darrell H. Hughes
                                          ----------------
                                          Darrell H. Hughes, Chairman of
                                          the Board, President, and Chief
                                          Executive Officer

                                          /s/  David G.  Lucas
                                          --------------
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

      SIGNATURE                           TITLE             DATE
      ---------                           -----             ----

      /s/  Troy D. Carl
      -----------------
      Troy D. Carl                        Director         September 26, 2001

      /s/  Darrell H. Hughes
      ----------------------
      Darrell H. Hughes                   Director         September 26, 2001

      /s/  David L. Jackson
      ---------------------
      David L. Jackson                    Director         September 26, 2001

      /s/  David G. Lucas
      -------------------
      David G. Lucas                      Director          September 26, 2001

      /s/  Christopher R. Seelbach
      ----------------------------
      Christopher R. Seelbach             Director          September 26, 2001