Form 10KSB/A
period 2001-06-30
COGNIGEN NETWORKS INC
filed 2001-10-29
CIK 726293

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
(State or other jurisdiction of                                  (I.R.S.Employer
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

      The number of shares  outstanding of each of the issuer's  classes of common equity on
October 24, 2001, was 10,862,623.

      Transitional Small Business Disclosure Format   Yes    ____       No   |X|
                                                                             ---

============================================================================================

                                          PART III

Item 9.  Directors,  Executive  Officers,  Promoters and Control  Persons;  Compliance  With
         Section 16(a) of the Exchange Act.

Directors

The name,  position  with us, age of each of our  directors and the period during which each of our directors has served as one of our directors are as follows:

      Name and Position                           Age        Director Since

Troy D. Carl                                      35         September 2000
Vice President of Sales and Marketing and
Director

Darrell H. Hughes                                 56          January 2000
Chairman of the Board, President and Director

David L. Jackson                                  63              1990
Senior Vice President of Corporate and
Public Affairs, Secretary and Director

David G. Lucas                                    61         September 2000
Treasurer, Chief Financial Officer and
Director

Christopher R. Seelbach                           62          August 2001
Director

Executive Officers

      Our executive officers are Jimmy L. Boswell,  Troy D. Carl,  Darrell H. Hughes,  David
L. Jackson and David G. Lucas.

      Our  executive  officers are normally  appointed  annually at the first meeting of our
Board of Directors held after our annual  meeting of  shareholders.  Each executive  officer will hold office until his or her successor duly is elected and qualified,  until his or her death or  resignation  or until he or she shall be  removed in the  manner  provided  by our bylaws.

      There are no  arrangements  or  understandings  between any executive  officer and any other person pursuant to which any person was selected as an executive officer.

Background

Name of Director
or Officer                    Principal Occupation for Last Five Years

Troy D. Carl:          Mr. Carl has been one of our directors  since  September 2000 and our
                       Vice  President of Sales and Marketing  since May 2000.  Mr. Carl was the Vice  President of Sales and  Marketing of our Cognigen  Division
                       from  September  1999 to May 2000.  From  November  1996 to September
                       1999,  Mr.  Carl  was  a  Senior  Vice  President  of  World  Connect
                       Communications,  Inc. a network  marketing  company.  Prior  thereto,
                       Mr.   Carl  was  an   Assistant   Pastor  of   Believers   Center  of
                       Albuquerque.  Mr. Carl  graduated with a degree in theology from Word of Faith Bible College.

Darrell H. Hughes:     Mr.  Hughes has been one of our directors  since  January  2000,  our
                       Chairman  of the  Board  and our  President  since  July 2000 and our
                       Chief  Executive  Officer since October 1999. From April 1997 through
                       October  1999,  Mr.  Hughes was Vice  President  of Sales and Service
                       with AAA  Washington,  an automobile  association.  From October 1996 through March 1997,  Mr. Hughes was the Vice President of Engineering
                       with ITL, a long  distance  telecom  company.  From June 1996 through
                       October  1996,  Mr. Hughes was a Manager of Program  Development  for
                       Siemens   Communications,    Inc.,   a   worldwide   technology   and
                       communications  systems  provider.  From 1995 until 1996,  Mr. Hughes was the  Director of Sales in the  Northwest  for Ascom  Timeplex,  a
                       provider  of  voice,  video  and  data  communications.   Mr.  Hughes
                       graduated  with a  bachelor  degree  in  liberal  arts and a  masters degree in management from the University of Redlands.

David L. Jackson:      Mr.  Jackson  has been our Senior Vice  President  of  Corporate  and
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

David G. Lucas:        Mr. Lucas has been one of our directors  since  September  2000,  our
                       Treasurer  since  July 2000 and our  Chief  Financial  Officer  since
                       December  1999.  From July 1999 to the  present,  Mr.  Lucas also has been the Chief  Financial  Officer  and a director  of ITHC,  the net assets of which we  acquired in August  1999.  From April 1998 to the present,  Mr. Lucas has been the Vice  President of Finance of CST, a long distance  national and  international  telephone carrier that we acquired  in April  2000.  From July 1997  through  March  1998,  Mr.
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

Christopher Seelbach:  Mr.  Seelbach has been one of our directors  since August 2001.  From
                       1985 to the present,  Mr.  Seelbach has been  President of Seelbach &
                       Associates LLC, a management consulting  firm.  At various times from
                       1998 through May 2001, Mr. Seelbach served as a consultant, director,
                       Chief  Operating  Officer  and  acting  Chief  Financial  Officer  of
                       CallNOW.com, Inc., a telecommunications company.  From 1994 to  1998, he was an independent consultant, and served  as President  and Chief
                       Executive  Officer  of  Belcom,  Inc.,  a COMSTAT  telecommunications investment,  and  President  of  Skysat Communications Corporation, a
                       high-altitude  wireless  systems  development  company.  From 1992 to
                       1994 Mr. Seelbach was director and Chief Operating Officer of Viatel,
                       Inc.,  a  telecommunications  company.  He is a 1961  graduate of the
                       United  States Naval Academy with a B.S. in engineering  and received an M.B.A. from Columbia University in 1967.

Jimmy L. Boswell:      Mr. Boswell has been our Executive  Vice  President  since July 2000, our Chief  Operating  Officer  since August 1999,  was our  President from  August  1999 to June  2000  and was one of our  directors  from
                       August 1999 to January 2000 and from  September  2000 to August 2001.
                       From July 1999 to July 2001,  Mr.  Boswell also was the President and a director  of ITHC,  the net assets of which we  acquired  in August
                       1999.  From January 1998 to the  present,  Mr.  Boswell has also been the President,  Chief Executive Officer and a director of CST, a long
                       distance  national  and  international   telephone  carrier  that  we
                       acquired in April 2000.  From  November 1993 to September  1997,  Mr.
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

Consultant

      Kevin E.  Anderson is not one of our  executive  officers but makes and is expected to make a  significant  contribution  to our  business.  Mr.  Anderson,  who is 50,  has been a consultant to us and our Board of Directors  since August 1999 and the founder and President of  Cognigen  Corporation  since  1999.  Mr.  Anderson  may be deemed  to  control  us.  Mr.
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

      Based solely on a review of the Forms 3, 4 and 5 and amendments  thereto  furnished to us during  our fiscal  year ended June 30,  2001,  the  persons  who were  either one of our directors  or  officers  or who  beneficially  owned more than 10% of our  common  stock who failed  to file on a timely  basis  reports  required  by  Section  16(a) of the  Securities
Exchange Act of 1934 were: Jimmy L. Boswell,  Darrell H. Hughes,  David L. Jackson and David
G. Lucas,  each of whom failed to timely file a Form 4 for the month of September  2001,  in connection  with the  distribution by ITHC to its  shareholders of 37,298,441  shares of our common stock ITHC received as a result of the second  closing of our purchase of its assets;
Troy D.  Carl,  who  failed  to  timely  file a Form 5 for the year  ended  June  31,  2001, reporting  three  transactions  in September  2000; and ITHC,  which failed to timely file a
Form 4 for the month of August 2001 in connection  with its  distribution  of the 37,298,444 shares of our  common  stock pro rata to its  shareholders.  We are also aware that Kevin E.
Anderson,  the  Anderson  Family  Trusts #1 and #2 and Peter  Tilyou may have failed to file their respective Forms 4 or Forms 5 during our fiscal year ended June 30, 2001.

Item 10.    Executive Compensation.

      The following table provides  certain  information  pertaining to the  compensation we and our subsidiary paid during our last three fiscal years for services  rendered by Darrell
H. Hughes,  who was our Chief Executive Officer for our fiscal year ended June 30, 2001, and to our other executive  officers who were paid  compensation in excess of $100,000 by us and our subsidiary during our fiscal year ended June 30, 2001:

                                 Summary Compensation Table
                                 --------------------------

                                                                           Long Term
                                  Annual Compensation                     Compensation
                                  -------------------                        Awards
                                                                          ------------
                       Fiscal
    Name and            Year                                    Other       Securities
   Principal           Ended                                   Annual      Underlying      All Other
    Position          June 30,    Salary ($)     Bonus ($)    Comp ($)     Options (#)     Comp ($)
-----------------     --------    ----------     ---------    --------     -----------     ---------

Darrell H. Hughes       2001      $  125,000        --  --       -- --           -- --         -- --
President since         2000      $   88,542        --  --       -- --         200,000(a)      -- --
July 2000 and           1999           -- --        --  --       -- --           -- --         -- --
Chief Executive
Officer since
October 13, 1999

Troy D. Carl            2001      $   96,000         -- --    $ 61,554(c)        -- --         -- --
Vice President          2000      $   60,000         -- --    $ 20,533(c)        -- --         -- --
Sales and               1999           -- --         -- --       -- --           -- --         -- --
Marketing since
May 2000

David L. Jackson        2001      $  120,000         -- --       -- --           -- --         -- --
President and           2000      $   29,000         -- --    $ 24,000(b)      200,000(a)      -- --
Treasurer until         1999           -- --         -- --       -- --           -- --         -- --
August 20, 1999
and Vice
President and
Secretary since
August 20, 1997

David G. Lucas          2001      $   90,000     $ 100,000       -- --           -- --         -- --
Treasurer and           2000      $   82,500         -- --       -- --         200,000(a)      -- --
Chief Financial         1999           -- --         -- --       -- --           -- --         -- --
Office since
August 20, 1999

Jimmy L. Boswell        2001      $  120,000     $ 100,000       -- --           -- --         -- --
President and           2000      $  103,333         -- --       -- --         200,000(a)      -- --
Chief Operating         1999           -- --         -- --       -- --           -- --         -- --
Officer from
August 20, 1999
to July 2000 and
Executive Vice
President since
July 2000

      (a)   On August  25,  2000,  Messrs.  Hughes,  Jackson,  Lucas and  Boswell  were each granted a five year option to  purchase  200,000  shares of our common  stock at an exercise price of $3.68 per share.  During  September 2001,  each option was voluntarily  surrendered without compensation by Messrs. Hughes, Jackson and Lucas.  Mr. Boswell retained his option.

      (b)   The $24,000 was paid as  consulting  fees prior to the time Mr.  Jackson  became one of our employees.

      (c)   These amounts  represent  commissions  paid to Mr. Carl from sales by our agents who were in his down-line.

Option Grants In Last Fiscal Year

      No options were  granted to any  executive  officer  during our last fiscal year ended
June 30, 2001.

Aggregate Option Excercises In Last Fiscal Year And Fiscal Year End Option Values

      The following table provides  information  with respect to the unexercised  options to purchase our common stock held by Messrs.  Hughes,  Jackson, Lucas and Boswell at the end of
our last fiscal year ended June 30, 2001:

                       Number of Securities            Value of Unexercised
                      Underlying Unexercised               In-the-Money
                    Options at Fiscal Year End       Options at Fiscal Year End
      Name          Exercisable/Unexercisable       Exercisable/Unexercisable(1)
      ----          -------------------------       ----------------------------

Darrell H. Hughes          200,000 / 0                      $ 0 / $ 0
David L. Jackson           200,000 / 0                      $ 0 / $ 0

David G. Lucas             200,000 / 0                      $ 0 / $ 0
Jimmy L. Boswell           200,000 / 0                      $ 0 / $ 0

      (1)   The  closing  bid  price per  share on June 30,  2001 was  lower  than the $3.65 exercise price.

      None of the above  persons  exercised  any  options to  purchase  shares of our common stock  during  the fiscal  year  ended June 30,  2001.  Messrs.  Hughes,  Jackson  and Lucas voluntarily  surrendered their respective  options for no consideration in September,  2001.
Mr. Boswell retained his option.

Stock Option PlanExercisable/Unexercisable(1)

      We adopted an incentive and  non-statutory  option plan at the Shareholder  Meeting on
March 15, 2001.  The plan  authorizes  the granting of options to our  officers,  directors, employees and  consultants to purchase  shares of our common stock.  As of October 24, 2001, an option to purchase 50,000 shares of our common stock was outstanding under the plan.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

      The  following  table sets forth as of October 24,  2001,  the number of shares of our outstanding common stock  beneficially  owned by each of our current  directors,  sets forth the  number of shares  of our  outstanding  common  stock  beneficially  owned by all of our current executive  officers and directors as a group, and sets forth the number of shares of our outstanding  common stock owned by each person who owned of record,  or was known to own beneficially, more than five percent of the outstanding shares of our common stock:

                                Amount and Nature of
       Name and Address             Beneficial        Percent of Class
       ----------------             Ownership(1)       ----------------
                                    ------------

Darrell H. Hughes                     818,944                7.6%
Suite 210
7001 Seaview Avenue N.W.
Seattle, WA 98117

Troy D. Carl                          104,113 (2)            1.0%
6751-B Academy Road, N.E.
Albuquerque, NM  87109

David L. Jackson                      278,951                2.6%
6 Valencia Road
Orinda, CA  94563

David G. Lucas                        251,017                2.3%
Suite 304
3220 South Higuera Street
San Luis Obispo, CA  93401

Jimmy L. Boswell                      454,939 (3)            4.1%
Suite 304
3220 South Higuera Street
San Luis Obispo, CA 93401

All     current      executive      1,907,964 (4)           17.2%
officers  and  directors  as a
group (5 persons)

Cognigen Corporation                3,696,006 (5)           34.1%
2608 Second Avenue, Suite 108
Seattle, WA 98121

Anderson Family Trust #1            3,696,006 (5)(6)        34.1%
2608 Second Avenue, Suite 108
Seattle, WA  98120

Anderson Family Trust #2              250,000 (5)(6)         2.3%
2608 Second Avenue, Suite 108
Seattle, WA 98120

Kevin E. Anderson                   3,946,006 (5)(6)        36.3%
2608 Second Avenue, Suite 108
Seattle, WA 98120

Peter Tilyou                        4,698,293 (7)(8)        43.3%
2608 Second Avenue, Suite 108
Seattle, WA 98120

      (1)   Except as indicated  below,  each person has sole and voting  and/or  investment power over the shares listed.

      (2)   Includes 50,000 shares underlying a presently exercisable option.

      (3)   Includes 200,000 shares underlying a presently exercisable option.

      (4)   This total includes the shares specified in the above footnotes.

      (5)   Kevin E.  Anderson  and  members  of his  family  are the  beneficiaries  of the
Anderson Family Trust #1 which owns  approximately  98.9% of the outstanding common stock of
Cognigen  Corporation.  Mr. Anderson may be deemed to beneficially  own the 3,696,006 shares of the common stock that Cognigen Corporation may be deemed to beneficially own.

      (6)   Kevin E.  Anderson  and  members  of his  family  are the  beneficiaries  of the
Anderson  Family Trusts #1 and #2. Kevin E. Anderson may be deemed to  beneficially  own the shares of the common  stock  owned by the  Anderson  Family  Trusts #1 and #2. The  Anderson
Family  Trust #1 has entered  into a Letter of  Agreement  with us pursuant to which we have agreed to  repurchase  2,712,500  shares of our common  stock owned by the  Anderson  Family
Trust #1 in  consideration  for us agreeing to transfer to an affiliate of Kevin E. Anderson the right to become the up-line for our current agents. See "Item 12.  Certain Relationships and Related Transactions."

      (7)   Includes the shares owned by the Anderson  Family  Trusts #1 and #2 and Cognigen
Corporation;  215,138  shares owned by Telkiosk,  Inc.; and 537,149 shares owned by Combined
Telecommunications  Consultancy,  Ltd. ("CTC") all of which may be deemed to be beneficially owned by Peter  Tilyou.  Mr.  Tilyou  is the sole  trustee,  but not a  beneficiary,  of the
Anderson  Family Trusts #1 and #2. As managing  officer/director  of CTC and  Telkiosk,  Mr.
Tilyou has voting and investment  power over the shares of common stock  beneficially  owned by CTC and Telkiosk.  Mr. Tilyou is the beneficial  owner of 33% of the  outstanding  shares of Telkiosk and 25% of the outstanding shares of CTC.

      (8)   The information  pertaining to the shares of common stock  beneficially owned by
CTC and Telkiosk and the information  pertaining to Peter Tilyou's  relationship to both and to the  Anderson  Family  Trust #1 is  based  on our  shareholder  records  and  information provided to us by Peter Tilyou.

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

      As a result of ITHC's  receipt of the  11,742,953  shares of our common  stock and the previous  purchase of  12,602,431  shares of our common stock by ITHC from David L. Jackson,
Patricia A. Jackson,  Karrie R. Jackson and Eric J.  Sunsvold for a total of $190,000,  ITHC owned  24,385,384  shares,  or  approximately  54.0%,  of our  outstanding  shares of common stock.  Subsequently,  150,000  shares  were  transferred  by  ITHC to two  persons  who are affiliated with CCRI Corp. The two persons were  instrumental in CCRI Corp.  assisting us in raising  additional  capital.  We loaned ITHC  $190,000 to purchase the  12,602,431  shares.
The loan has not yet been repaid.  In May 2000, ITHC  distributed  the remaining  24,195,384 shares pro rata to its shareholders.

      The second  closing  between us and ITHC was held on June 15, 2001. At this closing we issued the  additional  37,298,444  shares to ITHC.  ITHC then  distributed  the  37,298,444 shares pro rata to its shareholders.

      The  assets  of  ITHC  consisted  of  electronically   archived  customer  data  bases
consisting  of  approximately  95,000  individual  residential  and  business  long-distance telephone service subscriber accounts;  agency,  reseller and other agreements and contracts
ITHC had with carriers,  switched resellers,  switchless  resellers,  consolidators or other providers  of  long-distance  and  local  telephone  service;  ITHC's  accounts  receivable, commissions  receivable,  future  commissions  that may be payable from any of the carriers, switched resellers, switchless resellers,  consolidators or other providers of long-distance
and  local  telephone   service;   ITHC's  computer  software,   proprietary   programs  and
applications,  computers, monitors, peripherals,  printers, copiers, telephone PABX systems, office furniture and fixtures,  office leases; customer data bases, customer lists and print and electronic  records  relating to customers;  ITHC's  inventories  and orders for prepaid telephone cards; ITHC's new accounts;  ITHC's websites,  pages, links and agreements as well as  ITHC's  Internet  domains  and  email  addresses;  agreements  with  ITHC's  agents  and subagents;  exclusive use and control of the name  "Cognigen"  and its attendant  copyright, trade name and  trademark  and service mark  registrations;  ITHC's  intellectual  property;
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

      On July 22,  1999,  ITHC and CST entered  into a Carrier  Service  Agreement  that was assumed by us in connection with the  acquisition by us of all of the assets of ITHC.  Under the  terms  of the  three-year  agreement,  ITHC  agreed  to  migrate  to CST  domestic  and
international   dial-around   and  call-back  long  distance   subscribers   pursuant  to  a
telemarketing  campaign to be conducted with ITHC's personnel.  CST agreed to provide office space,  long  distance  telephone  service,  PABX and  telephone  handsets,  at its cost, to support up to 12  telemarketing  personnel  and  workstations.  ITHC  agreed to provide  the computer  terminals and peripherals,  furniture and fixtures  required for the telemarketing personnel.  CST also  agreed to provide  customer  service  personnel.  CST agreed to charge
ITHC a rate to each  destination  equal to CST's  cost plus  15%.  The rate  charged  by CST included  all  switching  services.  CST also agreed to provide all  accounting  services in connection  with the  agreement.  All accounts  sent to CST by ITHC remained the property of
ITHC.  ITHC  provided  CST with  advance  payments of  approximately  $570,000 to help cover
CST's cost in providing  long  distance  services for  telemarketing,  customer  service and carrier transport for the accounts of ITHC that migrate to CST.

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
Boswell  received  381,750 shares of our common stock.  Immediately  following the exchange,
Mr. Boswell  beneficially  owned a total of 1,981,750 shares of our common stock,  including
1,600,000  shares  underlying  an option.  In addition,  a promissory  note in the amount of approximately  $87,548 that was payable to Mr.  Boswell by CST was  terminated  as a part of the exchange.

      David G. Lucas is our Treasurer and Chief  Financial  Officer and is a Director,  Vice
President  and Chief  Financial  Office of CST. Mr.  Lucas was one of the CST  shareholders.
Prior to the exchange,  Mr. Lucas  beneficially owned approximately 18.7% of the CST shares.
Pursuant to exchange,  Mr. Lucas received  381,750  shares of our common stock.  Immediately following  the exchange,  Mr. Lucas  beneficially  owned a total of 1,981,750  shares of our common stock,  including  1,600,000 shares underlying an option.  In addition,  a promissory note in the  amount  of  approximately  $49,177  that was  payable  to Mr.  Lucas by CST was terminated as a part of the exchange.

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
Telecommunications  Corp. (800,000 shares),  David L. Jackson (1,600,000  shares),  David G.
Lucas (1,600,000  shares) and Telkiosk,  Inc. (800,000  shares).  In September 2001, all the foregoing persons, except Mr. Boswell, who retained his option,  voluntarily surrendered all of their respective option rights, for no consideration.

      On October 11, 2000, we entered into an agreement with JVTEL, a joint venture  between
Telkiosk  and CTC,  that gave us the option to sell to JVTEL a  database  of  off-shore  and domestic  telephone service  subscribers that we acquired from ITHC.  According to the terms of the agreement,  in the event that we had not activated a minimum of 5,000 of the accounts by March 30,  2001,  we had the option to sell the  accounts  to JVTEL for  $1,300,000.  The
$1,300,000  was to be paid to us in such number of shares of our common  stock that is equal to  $1,300,000,  less the  forgiveness  of debt and interest due to JVTEL on March 30, 2001, divided by the closing bid price of our common stock on March 30,  2001.  On March 31, 2001, we  exercised  our  option to sell the  database  to JVTEL  because we had not  activated  a minimum of 5,000 of the accounts.  JVTEL  requested and we agreed that the purchase price of the accounts be paid by JVTEL forgiving the balance of the debt and accrued  interest in the total amount of $689,197 due from us to JVTEL and its joint  venturers and by us accepting a promissory  note in the amount of $85,803 that is payable on March 30, 2002,  with  interest at a rate of 8.5% per annum.

      We have employment  agreements  with Jimmy L. Boswell,  Darrell H. Hughes and David G.
Lucas  pursuant to which they are paid annual  salaries of  $120,000,  $125,000 and $90,000, respectively.  In addition,  Messrs.  Boswell and Lucas, who have employment agreements that commenced on August 1,  2000, and that  terminate on July 31, 2002,  were each paid $100,000 as an initial bonus in connection  with their  employment  agreements.  The initial bonus is deemed earned on a pro rata basis over the two year period of each  employment  agreement in the amount of $4,167 per month.  An early  termination of the  employment  agreements by the employees  without cause or by us with cause  obligates the employees to return the unearned portions of their initial  bonuses to us. In addition,  between  December 1999 and March 31,
2000,  we paid David L. Jackson a fee of $6,000 per month for  providing  services to us. On
April 1,  2000,  David L.  Jackson  became  one of our  employees  with an annual  salary of
$120,000.  We also have assumed  agreements with Kevin E. Anderson and Peter Tilyou pursuant to which Kevin E. Anderson  Consulting,  Inc. and CTC are paid or are to be paid  consulting fees of $14,583  and $10,000  per month,  respectively.  We  currently  owe CTC  $120,000 in unpaid consulting fees, plus interest.

      We also  currently owe CTC $50,000 in cash advanced by CTC to us, plus  interest,  and
$25,000 paid by CTC to an  independent  third party on our behalf,  plus  interest.  We also currently  owe CTC  $30,625,  plus  interest,  for the value of 35,000  shares of our common stock  transferred  by CTC to an  independent  third  party in  September  2000 to  settle a lawsuit.  In  addition,  we  owe  CTC  at  least  $35,000  in  unreimbursed  travel, lodging, telephone, expenses and per diem expenses.

      From June 15, 2001,  to September  25, 2001,  we paid  Christopher  R. Seelbach or his company, Seelbach & Associates, $13,750 in fees for providing consulting services to us.

      During our last two fiscal years ended June 30, 2001,  we paid Troy D. Carl a total of
$82,107  in  commissions  that he earned as a result of sales by our  agents who were in his down line.

      During our last two fiscal  years  ended June 30,  2001,  we paid the wife of Kevin E.
Anderson a total of  approximately  $26,619 in commissions  for sales made by our agents who were in her down-line.

      Kevin E.  Anderson  and members of his family are the  beneficiaries  of the  Anderson
Family  Trust #1.  Kevin E.  Anderson  may be deemed to  beneficially  own the shares of the common  stock owned by the  Anderson  Family  Trusts #1. The  Anderson  Family  Trust #1 has
entered  into a Letter of Agreement  with us pursuant to which we have agreed to  repurchase
2,712,500  shares of our common stock owned by the Anderson Family Trust #1 in consideration for us agreeing to transfer to an  affiliate  of Kevin E.  Anderson the rights to become the up-line  for  our current agents and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a base commission of 12%.  In addition, as a part of the transaction,  Kevin E. Anderson  Consulting,  Inc., would  cancel  the agreement pursuant to which we pay Kevin E. Anderson  Consulting,  Inc.  consulting fees of $14,583 per month, and
Kevin E. Anderson  would be retained for two years  at the rate of $1,000.00  per month as a consultant  to  our  management  for  up to 20  hours per month.  The Letter of Agreement is subject to the Anderson Family Trust #1 and us completing due diligence and the execution of a definitive agreement by November 15, 2001.

                                         SIGNATURES

      In accordance  with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 26, 2001

                                    COGNIGEN NETWORKS, INC.

                                    /s/  Darrell H. Hughes
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

SIGNATURE                           TITLE             DATE

      /s/  Troy D. Carl
      Troy D. Carl                        Director          October 26, 2001

      /s/  Darrell H. Hughes
      Darrell H. Hughes                   Director          October 26, 2001

      /s/  David L. Jackson
      David L. Jackson                    Director          October 26, 2001

      /s/  David G. Lucas
      David G. Lucas                      Director          October 26, 2001

      /s/  Christopher R. Seelbach
      Christopher R. Seelbach             Director          October 26, 2001