Form 10KSB/A
period 2001-06-30
COGNIGEN NETWORKS INC
filed 2001-11-07
CIK 726293

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
                                             ......

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

                                Amount and Nature
                                    of Beneficial
       Name and Address            Ownership (1)        Percent of Class
---------------------------     --------------------    ----------------

Darrell H. Hughes                     818,944                   7.6%
Suite 210
7001 Seaview Avenue N.W.
Seattle, WA 98117

Troy D. Carl                          104,113 (2)               1.0%
6751-B Academy Road, N.E.
Albuquerque, NM  87109

David L. Jackson                      278,951                   2.6%
6 Valencia Road
Orinda, CA  94563

David G. Lucas                        251,017                   2.3%
Suite 304
3220 South Higuera Street
San Luis Obispo, CA  93401

Christopher R. Seelbach                 1,250           Less than 1%
44 Woodcrest Avenue
Short Hills, NJ  07078

Jimmy L. Boswell                      454,939 (3)               4.1%
Suite 304
3220 South Higuera Street
San Luis Obispo, CA 93401

All current executive               1,909,214 (4)              17.2%
officers and directors as
a group (6 persons)

Cognigen Corporation                3,696,006 (5)              34.1%
2608 Second Avenue, Suite 108
Seattle, WA 98121

Anderson Family Trust #1            3,696,006 (5)(6)           34.1%
2608 Second Avenue, Suite 108
Seattle, WA  98120

Anderson Family Trust #2              250,000 (5)(6)            2.3%
2608 Second Avenue, Suite 108
Seattle, WA 98120

Kevin E. Anderson                   3,946,006 (5)(6)           36.3%
2608 Second Avenue, Suite 108
Seattle, WA 98120

Peter Tilyou                        4,698,293 (7)(8)           43.3%
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

Dated:  October 31, 2001

                                    COGNIGEN NETWORKS, INC.

                                    /s/  Darrell H. Hughes
                                    Darrell H. Hughes, Chairman of the Board, President,
                                    and Chief Executive sOfficer

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

      SIGNATURE                           TITLE             DATE

      /s/  Troy D. Carl
      Troy D. Carl                        Director          October 31, 2001

      /s/  Darrell H. Hughes
      Darrell H. Hughes                   Director          October 31, 2001

      /s/  David L. Jackson
      David L. Jackson                    Director          October 31, 2001

      /s/  David G. Lucas
      David G. Lucas                      Director          October 31, 2001

      /s/  Christopher R. Seelbach
      Christopher R. Seelbach             Director          October 31, 2001