Form 10QSB
period 2001-09-30
COGNIGEN NETWORKS INC
filed 2001-11-14
CIK 726293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from to________

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

                                        Outstanding at
            Class                     September 30, 2001
------------------------------   ---------------------------

Common Stock, $.001 par value           86,913,491
                                 ---------------------------

Transitional   Small  Business   Disclosure   Format  (Check  one):  Yes  _____  No    X
                                                                                   --------

                             COGNIGEN NETWORKS, INC.

Commission File Number:  0-11730

Quarter Ended September 30, 2001

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

Changes in Securities

Signatures

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Operations

                                                               Three Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                               2000            2001
                                                           ------------    ------------
Revenue
  Telecommunications ...................................   $    300,004    $    891,789
  Marketing commissions ................................        871,647       1,616,880
  Other ................................................          5,059          79,317
                                                           ------------    ------------
   Total revenue .......................................      1,176,710       2,587,986
                                                           ------------    ------------

Operating expenses
  Telecommunications ...................................        260,399         576,413
  Marketing commissions ................................        457,217       1,047,461
  Sales, general and administrative ....................        825,225       1,055,461
  Depreciation and amortization ........................        201,447          36,679
                                                           ------------    ------------
   Total operating expenses ............................      1,744,288       2,716,014
                                                           ------------    ------------

Loss from operations ...................................       (567,578)       (128,028)

Other income (expense)
  Interest expense .....................................        (19,650)         (8,294)
                                                           ------------    ------------

Net loss ...............................................   $   (587,228)   $   (136,322)
                                                           ============    ============

Loss per common share - basic and diluted ..............   $       (.01)   $       (.00)
                                                           ============    ============

Weighted  average number of common shares  outstanding -
 basic and diluted .....................................     84,278,991      86,532,377
                                                           ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                             COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Balance Sheet

                                                                    June 30,     September 30,
                                                                      2001           2001
                                                                 ------------    ------------
                                     Assets
Current assets
  Cash .......................................................   $    296,947    $    359,869
  Accounts receivable, net of allowance for doubtful
   accounts of $65,219 .......................................        299,354         511,626
  Commissions receivable,  net of allowance for doubtful
   accounts of $57,000 .......................................        846,912         903,948
  Employee receivable ........................................         38,870          47,648
  Note receivable - related party ............................         35,803          35,803
  Inventory ..................................................         43,863          46,605
  Other current assets .......................................        207,042         166,233
                                                                 ------------    ------------
      Total current assets ...................................      1,768,791       2,071,732
                                                                 ------------    ------------

Property, plant and equipment, net of accumulated
 depreciation  of $596,671 at June 30, 2001 and $628,792
 at September 30, 2001 .......................................        291,303         273,111
                                                                 ------------    ------------

Other assets
  Deposits and other assets ..................................         42,456          46,518
  Goodwill, net ..............................................      2,893,029       2,893,029
                                                                 ------------    ------------
      Total other assets .....................................      2,935,485       2,939,547
                                                                 ------------    ------------

Total assets .................................................   $  4,995,579    $  5,284,390
                                                                 ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ...........................................   $    664,928    $    659,218
  Accrued liabilities ........................................        195,090         393,181
  Commissions payable ........................................        937,923       1,134,210
  Deferred revenue ...........................................         65,829         143,151
  Current portion of capital leases ..........................          8,637            --
  Current portion of notes payable ...........................        301,499         276,499
                                                                 ------------    ------------
      Total current liabilities ..............................      2,173,906       2,606,259
                                                                 ------------    ------------

Long-term portion of capital leases ..........................          3,195            --
Deferred tax liability .......................................         37,025            --
                                                                 ------------    ------------
      Total liabilities ......................................      2,214,126       2,606,259
                                                                 ------------    ------------

Commitments and contingencies

Stockholders' equity
  Common stock $.001 par value, 300,000,000 shares
   authorized; 86,500,991 and 86,913,491 issued and
   outstanding at June 30, 2001 and September 30, 2001 .......         86,500          86,912
  Additional paid-in capital .................................     13,613,829      13,646,417
  Accumulated deficit ........................................    (10,918,876)    (11,055,198)
                                                                 ------------    ------------
      Total stockholders' equity .............................      2,781,453       2,678,131
                                                                 ------------    ------------

Total liabilities and stockholders' equity ...................   $  4,995,579    $  5,284,390
                                                                 ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                         Three Months Ended
                                                            September 30,
                                                        ----------------------
                                                          2000          2001
                                                        ---------    ---------
Cash flows from operating activities
  Net loss ..........................................   $(587,228)   $(136,322)
                                                        ---------    ---------
  Adjustments to reconcile net loss to net cash (used
   in) provided by operating activities
   Depreciation and amortization ....................     291,385       32,121
   Stock issued to employee and consultant as
    compensation expense ............................        --         33,000
   Changes in assets and liabilities
     Accounts receivable ............................    (154,346)    (212,272)
     Commissions receivable .........................    (138,632)     (57,036)
     Employee receivable ............................        --         (8,778)
     Inventory ......................................       5,257       (2,742)
     Other assets ...................................     (57,718)      40,809
     Deposits .......................................     (12,315)      (4,062)
     Accounts payable ...............................     101,003       (5,710)
     Accrued expenses ...............................          99      161,066
     Deferred revenue ...............................        --         77,322
     Commissions payable ............................     143,708      196,287
                                                        ---------    ---------
                                                          178,441      250,005
                                                        ---------    ---------
      Net cash (used in) provided by operations .....    (408,787)     113,683
                                                        ---------    ---------

Cash flows from investing activities
  Purchases of fixed assets .........................      (3,652)     (13,929)
                                                        ---------    ---------
      Net cash used by investing activities .........      (3,652)     (13,929)
                                                        ---------    ---------

Cash flows from financing activities
  Payments on notes payable .........................        --        (25,000)
  Payments on capital leases ........................     (29,275)     (11,832)
                                                        ---------    ---------
      Net cash used in financing activities .........     (29,275)     (36,832)
                                                        ---------    ---------

Net (decrease) increase in cash and cash equivalents     (441,714)      62,922

Cash and cash equivalents-beginning of period .......     717,344      296,947
                                                        ---------    ---------

Cash and cash equivalents-end of period .............   $ 275,630    $ 359,869
                                                        =========    =========

Supplemental disclosures of cash flow information:
      In September  2001,  the Company  issued 412,500 shares of common stock to an officer and consultant valued at $33,000 as stock-based compensation.

            See Notes to Unaudited Consolidated Financial Statements

                             COGNIGEN NETWORKS, INC.

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

Cognigen  Networks,  Inc (the  Company)  is engaged in the  business  of  providing telecommunications  products  and  services to  worldwide  markets.  The  Company's
activities  include  selling  prepaid  calling  cards,   providing  call  switching
services and the Internet  marketing of  telecommunications  products and services, pagers and computers.

Note 2 - Summary of Significant Accounting Policies

In  the  opinion  of  management,  all  adjustments,   consisting  only  of  normal
recurring  adjustments,   have  been  made  to  (a)  the  results  of  consolidated
operations  for  the  three  month  periods  ended  September 30,  2001  and  2000, respectively,  (b) the  consolidated  balance  sheet at September  30, 2001 and (c)
the  consolidated  statements  of cash  flows for the  three  month  periods  ended
September 30,  2001  and  2000,  respectively,  in  order  to  make  the  financial statements not misleading.

The accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim financial information.  Accordingly,  they do not include all the  information  and footnotes required by generally  accepted  accounting  principles  for financial  statements.
For further  information,  refer to the audited  consolidated  financial statements and notes  thereto  for the year ended June 30,  2001,  included  in the  Company's
Annual  Report on Form  10-KSB  and Form  10-KSB/A  filed with the  Securities  and
Exchange Commission.

The  results  for  the  three-month   period  ended  September  30,  2001  may  not
necessarily be indicative of the results for the fiscal year ended June 30, 2002.

Note 3 - Basis of Presentation

All per share  amounts  reflect  the  37,298,444  shares  the  Company  had a legal obligation to issue in connection  with the reverse  acquisition of  Inter-American
Telecommunications  Holding Corporation,  and have been treated as outstanding from the date of  acquisition.  During the year ended June 30, 2001,  the Company issued these  shares  after the  stockholders  adopted an  Amendment  to the  Articles  of
Incorporation  that increased the number of shares of common stock  authorized from
50,000,000 to  300,000,000  and  authorized  20,000,000  shares of preferred  stock with no par value.

Note 4 - Stockholders' Equity

On September 24, 2001,  the Board of Directors  authorized  the issuance of 341,250 shares of common  stock to several  officers  of the  Company  valued at $27,300 as stock-based compensation.  The shares will be distributed in December 2001.

In  September  2001,  the  Company  issued  412,500  shares of  common  stock to an officer and consultant valued at $33,000 as stock-based compensation.

On March 15, 2001,  the  Company's  stockholders  voted to  authorize  the Board of
Directors,   when  it  deemed  appropriate,   to  effectuate  a  one-for-seven,   a
one-for-eight  or a one-for-nine  reverse split of the Company's  common stock.  On
September  12,  2001,   the  Board  of  Directors   followed  the  mandate  of  the
stockholders  and determined  that the exact reverse split should be  one-for-eight
(1:8) to take place on October 15, 2001.

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

Note 5 - Stock Options

In September  2001,  various  individual  and  corporate  option  holders of the
Company voluntarily  surrendered to the Company,  stock options to purchase 24.4 million shares of the Company's  common stock. The cancellation of these options reduced the Company's option overhang by 75.3%. The surrendered  options have an exercise  price of $0.46 per share,  and would not have expired until August 24,
2004. The Company originally granted options to purchase a total of 32.4 million of the Company's common stock in August 1999. With the surrender by these option holders,  there remain  outstanding  options to purchase  8.0 million  shares at
$0.46 that can be exercised until August 2004.

The Company has  established  the 2001  Incentive  and  Non-statutory  Stock Option
Plan,  which  authorizes  the issuance of up to 5,000,000  shares of the  Company's common  stock.  The Plan  will  remain  in  effect  until  2011  unless  terminated earlier by an action of the Board.  All  employees,  board members and  consultants of the Company are  eligible to receive  options  under the Plan at the  discretion of the  Board.  Options  issued  under the Plan vest  according  to the  individual option  agreement  for each  grantee.  No options were issued during the year ended
June  30,  2001.  In  September  2001,  the  Company  issued a stock  option  to an officer  to  purchase  400,000  shares of the  Company's  common  stock at $.08 per share  pursuant to the Plan. The option vests  immediately  and expires three years from the date issued.

In August 1999,  the Company  issued  options  entitling the holders to purchase
32,400,000  shares of the Company's common stock at $0.46 per share. The options vest immediately and expire five years from the date issued.  The options cannot be exercised until the Company amends it articles of  incorporation or effects a reverse split of its common stock so that it has sufficient shares available for issuance  upon the  exercise of these  options.  Options to purchase  25,200,000 shares were issued to non-employees  while the remaining  options were issued to employees and directors. The Company has adopted the disclosure-only  provisions of  Statement  of  Financial  Accounting  Standards  No.  123,  "Accounting  for
Stock-Based Compensation." Accordingly, no compensation cost has been recognized for  the  stock  options  issued  to  employees  and  directors.  $6,022,044  of compensation  expense was  recorded in  connection  with the options  granted to non-employees based on a value of $.23 per option.

Note 6 - Customer Databases

The  Company  maintained  two  customer  databases.  The  customer  databases  were originally  recorded at their  predecessor  cost of $1,300,000,  with the shares of common  stock  issued  being  recorded at their  nominal par value  ($.001) of $20.
The Company  intended to migrate  these names into active  long-distance  customers of Cognigen  Switching  Technologies,  Inc., the Company's wholly owned subsidiary.
In October 2000,  the Company also entered into an option  agreement with an entity formed by the entities that  originally  sold the Company's  customer  databases to the  Company's  predecessor.  The  agreement  provided  that if the Company had not been able to establish at least 5,000 active  telecommunications  subscribers  from the  combined  lists by March 30,  2001,  the Company had the option to require the entity to repurchase  the customer  lists from the Company to enable the Company to recover its  investment in these  databases.  The Company was not able to establish a  5,000-customer  base from the lists by March 31, 2001 and,  therefore,  returned the databases to the entity.  For  consideration,  the  remaining  debt and accrued interest  associated  with the lists was canceled  and the Company  received a note receivable  in the  amount  of  $85,803,  making  up  the  difference  between  the remaining value of the lists less the note payable and accrued interest.

Note 7 - Goodwill

In  June  2001,  The  Financial   Accounting   Standards  Board  issued   Financial
Accounting  Standards No. 141,  "Business  Combinations" and No. 142, "Goodwill and
Other  Intangible  Assets."  These  Statements  establish  accounting and reporting standards  for business  combinations  and goodwill  and other  intangible  assets, respectively.  The Company has adopted  these  statements  as of July 1, 2001.  The
Company has adopted FASB No. 142,  which no longer allows for the  amortization  of goodwill.  Goodwill  will be tested for  impairment  at the time of adoption and on an annual  basis.  In  accordance  with FASB No. 142, the Company will complete its goodwill impairment test within the first six months of the fiscal year.

                             COGNIGEN NETWORKS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

Cognigen  Networks,   Inc.  is  an  Internet  enabled  marketer  of  long  distance telephone and personal  communication  services,  and a licensed,  facilities based
interstate  and  international   long  distance   carrier.   The  Company  receives
commissions from sales of these services  through agents and affinity groups,  from telecommunications  sales  of  prepaid  calling  cards  and  from  the sale of call switching services.

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Total  revenue for the  quarter  ended  September  30, 2001 was up 120% over the previous  year,  to  $2,587,986  compared to  $1,176,710  for the quarter  ended
September 30, 2000, an increase of $1,411,276. Commission revenue increased 85%, to $1,616,880 for the 2001 period  compared to $871,647 for the 2000 period,  an increase of $745,233.  This  increase was  partially the result of adding 75,806 agents since September 30, 2000, to 136,659 on September 30, 2001 from 60,853 on
September 30, 2000. In addition,  the Company had five (5) affinity  programs in the 2001 period compared to none in the 2000 period.  Telecommunications revenue increased  197%,  to $891,789  for the 2001 period  compared to $300,004 for the
2000 period, an increase of $591,785. This increase was generated by new product offerings  including  Cognidial  and Cognitalk and a six-fold increase in active telecommunications  customers,  to 24,080 on  September  30,  2001 from 4,288 on
September  30,  2000,  an  increase  of 19,792.  Other  revenue  and  allowances increased  to $79,317 in the 2001  period  from  $5,059 in the 2000  period as a result of revenue  generated  primarily  by fees from the  Company's  agents for specialized web services.

Operating  expenses  related to commission  revenue in the quarter ended  September
30, 2001 increased to $1,047,461  from $457,217 in the quarter ended  September 30,
2000,  an  increase  of  $590,244,   or  129%,  compared  to  an  85%  increase  in
commission  revenue.  Telecommunications  services' operating expenses increased in the 2001  period to  $576,413  from  $260,399  in the 2000  period,  an increase of
$316,014,  or 121%,  compared to an 197%  increase in  telecommunications  revenue.
Selling,  general and  administrative  (SG&A) expenses increased in the 2001 period to  $1,055,461,  from  $825,225  in  the  2000  period,  an  increase  of  $230,236 resulting  primarily from minor  increases in a number of categories.  The increase in the 2001  period was 28%,  compared to a total  revenue  increase of 120% in the
2001  period.  Depreciation  and  amortization  decreased  for the 2001  period  to
$36,679 from  $201,447 in the 2000  period,  or $164,768  because of the  Company's decision to adopt early the  provisions  of Financial  Accounting  Standards  Board
No.  141 and No.  142 which no longer  allows  for the  amortization  of  goodwill.
Goodwill  will be tested for  impairment  at the time of adoption  and on an annual basis.

Losses from  operations  decreased  for the  quarter  ended  September  30, 2001 to
($128,028)   from   ($567,578)  in  the  quarter  ended   September  30,  2000,  an
improvement  of  $439,550.  This  improvement  was  primarily  a result of  overall increased  revenue  accompanied by smaller  increases in costs.  As a percentage of revenue,  these  losses  declined  in the  2001  period  to 5% from 48% in the 2000 period.

Interest  expense  decreased  in the quarter  ended  September  30, 2001 to $8,294, from $19,650 in the quarter  ended  September  30, 2000,  or $11,356 as a result of the payoff of a portion of the long-term debt.

The  losses  before  interest,   taxes,   depreciation  and  amortization  (EBITDA)
improved in the quarter ended  September 30, 2001 to ($91,349)  from  ($366,131) in the quarter ended  September 30, 2000.  The  improvement in EBITDA is primarily due to better overall performance and limited cost increases.

Liquidity and Capital Resources

The Company has  historically  funded its operations  primarily from stock sales and operations.  At September 30, 2001 the Company had cash and cash equivalents of $359,869 and negative  working capital of $534,527.  There was an improvement in cash and cash  equivalents  of  $62,922 in the first  quarter of fiscal  2002 compared to the fourth quarter of fiscal 2001.

Cash  provided from  operating  activities  during the quarter ended  September 30,
2001 was  $113,683.  The major  contributor  to this was the  reduced  net loss for the quarter of $136,322 before  adjustments for non-cash items of depreciation  and amortization  of  $32,121,  a decrease in other  current  assets and an increase in
deferred  revenue,   accounts  payable,   commissions  payable  and  other  accrued
expenses.  Additional  uses of funds for the period include an increase in accounts
receivable  of  $212,272  and  commission   receivable  of  $57,036.  Cash  used in
investing  activities was $13,929 from the purchase of capital  assets.  Additional reductions  in cash during the quarter  included  the payment of capital  leases of
$11,832 and payments of notes payable of $25,000.

The Company  currently  has a note payable of $276,499 at September  30, 2001.  The
Company has  maturities of this note payable of $276,499  required  during the next twelve months.

Cash  generated from  operations  was  sufficient to meet the Company's  working capital  requirements  for the quarter ended  September 30, 2001, but may not be
sufficient  to  meet  the  Company's   working  capital   requirements  for  the
foreseeable  future.  However,  the Company  realized a change in cash generated from  operations in the first  quarter of 2002 of $113,683  compared to net cash used for the first  quarter  of 2001 of  $408,787.  These  positive  trends  are continuing  into the second  quarter  of fiscal  year  2002.  Nevertheless,  the
Company is looking at various financing and equity opportunities to meet current operating and capital  requirements  until it can be sustained by cash flow from its  operations.  As a result of this search,  subsequent to September 30, 2001, the Company sold 750,000  shares of common  stock to two current  investors  for
$300,000.  This  transaction  took place subsequent to September 30, 2001. There can be no assurance that the Company will be able to secure  additional  debt or equity  financing or that operations  will produce  adequate cash flow to enable the Company to meet all of its' future obligations. However, management believes the  Company  will be  successful  in  producing  sufficient  cash flow from all collective sources to continue for the next twelve months.

Forward-Looking Statements

Certain of the  information  discussed  herein,  and in  particular in this section
entitled   "Management's   Discussion  and  Analysis,"   contains   forward-looking
statements that involve risks and  uncertainties  that might  adversely  affect the operating  results of the Company in the future in a material  way.  Such risks and uncertainties  include,  without  limitation,  the Company's  possible inability to become  certified  as a reseller  in all  jurisdictions  in which it  applies,  the possibility  that the  Company's  proprietary  customer  base  will not grow as the
Company expects,  the Company's possible inability to obtain additional  financing, lack of agent growth, loss of key personnel,  telecommunication  rate changes,  fee policy or application  changes,  technological  changes and increased  competition.
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
Form 10-QSB

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

c)    Recent Sales of Unregistered Securities

On September 24, 2001, the Company  authorized the issuance of 341,250 shares of common stock to several officers of the Company valued at $27,300 as stock-based compensation. The shares will be distributed in December 2001.

In  September  2001,  the Company  issued  412,500  shares of common stock to an officer and consultant valued at $33,000 as stock-based compensation.

The  shares  were  and will be  issued  in  reliance  upon  the  exemption  from registration  contained in Section 4(2) of the  Securities  Act. The persons had
available  to  them  full   information   concerning  us  and  the  certificates
representing the shares have or will have a legend  prohibiting  transfer unless the shares are  registered  under the  Securities  Act or the transfer is exempt from the registration  requirements  thereof.  No underwriters  were involved in these transactions.

SIGNATURES

In accordance  with the  requirements  of the Exchange Act, the  registrant  caused this  report  to be  signed  on its  behalf  by  the  undersigned,  thereunto  duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Darrell H. Hughes
     -------------------------------
    Darrell H. Hughes
    President and Chief Executive
    Officer

By: /s/ David G. Lucas
     -------------------------------
    David G. Lucas
    Chief Financial Officer

Denver, Colorado
November 14, 2001