Form 10QSB
period 2001-12-31
COGNIGEN NETWORKS INC
filed 2002-02-14
CIK 726293

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 2001
                                -----------------

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
                                  Yes _____    No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares  outstanding  of each of the issuer's  classes of common equity, as of the latest practicable date.
                                                       Outstanding at
                  Class                               December 31, 2001
       ------------------------------             ---------------------------
       Common Stock, $.001 par value                         8,954,456
                                                             ---------

Transitional   Small  Business   Disclosure   Format  (Check  one):
Yes  _____  No   X
               -------

                            COGNIGEN NETWORKS, INC.

                          Commission File Number: 0-11730

                          Quarter Ended December 31, 2001

                                    FORM 10-QSB

Part I - FINANCIAL INFORMATION

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Stockholders' Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - OTHER INFORMATION

Item 2 - Changes in Securities

Item 6 - Exhibits and Reports on Form 8-K

Signatures

                             COGNIGEN NETWORKS, INC.

                   Unaudited Consolidated Statements of Operations

                                      Three Months Ended           Six Months Ended
                                         December 31,                December 31,
                                      2000          2001          2000           2001
Revenue
  Marketing commissions            $ 1,048,879   $ 1,611,697   $ 1,920,526    $ 3,228,577
  Telecommunications                   393,071     1,045,517       693,075      1,937,306
  Other revenue, net                   127,023       124,934       132,082        204,251
                                   -----------   -----------   -----------    -----------
   Total revenue                     1,568,973     2,782,148     2,745,683      5,370,134
                                   -----------   -----------   -----------    -----------

Operating expenses
  Marketing commissions                580,964     1,118,793     1,038,181      2,166,253
  Telecommunications products          264,158       627,769       524,557      1,204,183
  Selling, general and
   administrative                      956,050     1,054,587     1,691,337      2,110,048
  Depreciation and amortization        374,550        33,988       665,935         70,667
                                   -----------   -----------   -----------    -----------
   Total operating expenses          2,175,722     2,835,137     3,920,010      5,551,151
                                   -----------   -----------   -----------    -----------

Loss from operations                  (606,749)      (52,989)   (1,174,327)      (181,017)

Other income (expense)
  Other income                              -             -             -              -
  Interest expense                     (19,722)       (7,545)      (39,372)       (15,840)
                                   -----------   -----------   -----------    -----------

Loss before income taxes              (626,471)      (60,534)   (1,213,699)      (196,857)

Income taxes                                -             -             -              -
                                   -----------   -----------   -----------    ----------

Net loss                           $  (626,471)  $   (60,534)  $(1,213,699)   $  (196,857)
                                   ===========   ===========   ===========    ===========

Loss per common share - basic
  and diluted                      $      (.06)  $    (.006)   $      (.12)   $      (.02)
                                   ===========  ===========    ===========    ===========

Weighted average number of
 common shares outstanding -
 basic and diluted                  10,537,624    10,321,327    10,537,624     10,604,043
                                   ===========   ===========   ===========    ===========

                       See notes to unaudited consolidated financial statements.

                            Consolidated Balance Sheets

                                                             June 30,       December 31,
                                                               2001            2001
                                                            -----------     -----------
                                                                             (Unaudited)
                                         Assets
Current assets
  Cash                                                      $   296,947     $   339,759
  Accounts receivable, net of allowance for doubtful
   accounts of $65,219                                          299,354         663,724
  Commissions receivable, net of allowance for doubtful
   accounts of $57,000                                          846,912         924,009
  Employee receivable                                            38,870              -
  Note receivable - related party                                35,803          35,803
  Inventory                                                      43,863          58,915
  Other current assets                                          207,042         159,940
                                                            -----------     -----------
      Total current assets                                    1,768,791       2,182,150
                                                            -----------     -----------

Property, plant and equipment, net of accumulated
 depreciation of $596,671 at June 30, 2001 and $661,872
 at December 31, 2001                                           291,303         239,420
                                                            -----------     -----------

Other assets
  Deposits and other assets                                      42,456          57,111
  Goodwill, net                                               2,893,029       2,893,029
                                                            -----------     -----------
      Total other assets                                      2,935,485       2,950,140
                                                            -----------     -----------

Total assets                                                $ 4,995,579     $ 5,371,710
                                                            ===========     ===========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $   664,928     $   656,049
  Accrued liabilities                                           195,090         415,051
  Commissions payable                                           937,923         928,752
  Deferred revenue                                               65,829         223,210
  Current portion of capital leases                               8,637              -
  Current portion of notes payable                              301,499         226,499
                                                            -----------     -----------
      Total current liabilities                               2,173,906       2,449,561

Long-term portion of capital leases                               3,195              -
Deferred tax liability                                           37,025              -
Deferred commissions payable                                         -        2,058,390
                                                            -----------     -----------
      Total liabilities                                       2,214,126       4,507,951
                                                            -----------     -----------

Commitments and contingencies

Stockholders' equity
  Common stock $.001 par value, 300,000,000 shares
   authorized; 10,813,359 and 8,954,456 issued and
   outstanding at June 30, 2001 and December 31, 2001            10,813           8,955
  Additional paid-in capital                                 13,689,516      11,970,537
  Accumulated deficit                                       (10,918,876)    (11,115,733)
                                                            -----------     -----------
      Total stockholders' equity                              2,781,453         863,759
                                                            -----------     -----------

Total liabilities and stockholders' equity                  $ 4,995,579     $ 5,371,710
                                                            ===========     ===========

                       See notes to unaudited consolidated financial statements.

                 Consolidated Statements of Stockholders' Equity
                   June 30, 2001 and 2000 and December 31, 2001

                                                                         Additional                          Total
                                               Common Stock                Paid-in       Accumulated     Stockholders'
                                          Shares           Amount          Capital         Deficit       (Deficit)Equity
                                        -----------      -----------     -----------      -----------     -----------
Balance at June 30, 2000                 10,535,609      $    10,535     $13,667,794      $(8,316,469)    $ 5,361,860

Common stock issued to employee               2,750                3          21,997               -           22,000

Stock issued for finders' fee
 related to work completed on the
 reverse acquisition                        275,000              275            (275)              -               -

Net loss                                         -                -               -        (2,602,407)     (2,602,407)
                                        -----------      -----------     -----------      -----------     -----------

Balance at June 30, 2001                 10,813,359           10,813      13,689,516      (10,918,876)      2,781,453

Common stock issued for cash                750,000              750         299,235               -          299,985

Common stock issued for services            103,598              104          67,696               -           67,800

Common stock repurchased pursuant
 to Stock Redemption Agreement           (2,712,501)          (2,712)     (2,085,910)              -       (2,088,622)

Net loss                                         -                -               -          (196,857)       (196,857)
                                        -----------      -----------     -----------      -----------     -----------

Balance at December 31, 2001              8,954,456      $     8,955     $11,970,537      $(11,115,733)   $   863,759
                                        ===========      ===========     ===========      ============    ===========

                       See notes to unaudited consolidated financial statements.

                  Unaudited Consolidated Statements of Cash Flows

                                                                  Six Months Ended
                                                                    December 31,
                                                               2000             2001
                                                            -----------     ----------
Cash flows from operating activities
  Net loss                                                  $(1,213,699)    $ (196,857)
                                                            -----------     ----------
  Adjustments to reconcile net loss to net cash used in
   operating activities
  Stock options granted for services to non-employees               -            7,500
  Stock based compensation to employees                         22,000          60,300
   Depreciation and amortization                               665,935          70,677
   Changes in assets and liabilities
     Accounts receivable                                      (189,279)       (364,370)
     Commissions receivable                                   (235,505)        (77,097)
     Employee receivable                                         1,661          38,870
     Inventory                                                   6,020         (15,052)
     Other current asset                                         2,673          47,102
     Deposits and other assets                                 (15,803)        (14,655)
     Accounts payable                                          256,241          (8,879)
     Commissions payable                                       232,402          (9,171)
     Deferred revenue                                               -          157,381
     Deferred commissions payable                                   -          (30,232)
     Other accrued expenses                                     (5,155)        182,936
                                                            ----------      ----------
                                                               741,190          45,310
                                                            ----------      ----------
      Net cash used in operations                             (472,509)       (151,547)
                                                            ----------      ----------

Cash flows from investing activities
  Capital expenditures                                         (14,740)        (18,794)
                                                            ----------      ----------
      Net cash used in investing activities                    (14,740)        (18,794)
                                                            ----------      ----------

Cash flows from financing activities
  Proceeds from sale of stock                                       -          299,985
  Proceeds from notes payable                                   35,000              -
  Payments on notes payable                                    (50,916)        (75,000)
  Payments on capital leases                                        -          (11,832)
                                                            ----------      ----------
      Net  cash   (used  in)   provided   by   financing       (15,916)        213,153
                                                            ----------      ----------
activities

Net (decrease) increase in cash and cash equivalents          (503,165)         42,812

Cash and cash equivalents-beginning of period                  717,344         296,947
                                                            ----------      ----------

Cash and cash equivalents-end of period                     $  214,179      $  339,759
                                                            ==========      ==========

Supplemental disclosure of non-cash transactions:
      In December 2001, the Company  purchased  2,712,501 shares of common stock in exchange for future commissions (Note 4).

                       See notes to unaudited consolidated financial statements.

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

Note 2 - Summary of Significant Accounting Policies

In  the  opinion  of  management,  all  adjustments,   consisting  only  of  normal
recurring  adjustments,   have  been  made  to  (a)  the  results  of  consolidated
operations  for the three and six month periods  ended  December 31, 2001 and 2000, respectively,  (b) the  consolidated  balance  sheet at December  31, 2001 and June
30,  2001 and (c) the  consolidated  statements  of cash  flows  for the six  month periods  ended  December  31,  2001 and  2000,  respectively,  in order to make the financial statements not misleading.

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

The results for the six-month  period ended  December 31, 2001 may not  necessarily be indicative of the results for the fiscal year ended June 30, 2002.

Note 3 - Basis of Presentation

On October 15, 2001, a  one-for-eight  (1:8) reverse stock split took place and has been reflected retroactively in these financial statements.

Note 4 -Stockholders' Equity

In September  2001,  the Company issued 51,563 shares of common stock to an officer and consultant valued at $33,000 as stock-based compensation.

On September  24, 2001,  the Board of Directors  authorized  the issuance of 42,660 shares of common  stock to several  officers  of the  Company  valued at $27,300 as stock-based compensation.  The shares were issued in December 2001.

In October and November of 2001,  the Company  sold 750,000  shares of common stock and warrants to purchase shares of common stock for $299,985 in cash.

In  October  2001,  the  Company  authorized  the  issuance  of 9,375  shares  to a marketing  firm in exchange for services  valued at $7,500.  The shares were issued in November 2001.

On November 21,  2001,  the Company  entered into a Stock  Redemption  Agreement  with a shareholder,  in which  the  shareholder  agreed to sell to the  Company  2,712,501 shares of the  Company's  common  stock, at approximately $.77 per share, which approximates market value, in  exchange  for potential future  commissions of $2,058,390.  The shares were purchased in December 2001.

Note 5 - Stock Options

On October 15, 2001, the number of options outstanding was 1,050,000.

In September 2001,  various  individual and corporate option holders of the Company voluntarily  surrendered  to the Company,  stock  options to purchase  3.05 million shares of the Company's  common  stock.  The  surrendered  options had an exercise price of $3.68 per share,  and would not have expired  until  August 24, 2004.  The
Company  originally  granted  options to  purchase  a total of 4.05  million of the
Company's  common  stock in  August  1999.  With  the  surrender  by  these  option holders,  there remain outstanding  options to purchase 1.0 million shares at $3.68 that can be exercised until August 2004.

The Company has  established  the 2001  Incentive  and  Non-statutory  Stock Option
Plan,  which  authorizes  the issuance of up to 625,000  shares of the  Company's common  stock.  The Plan  will  remain  in  effect  until  2011  unless  terminated earlier by an action of the Board.  All  employees,  board members and  consultants of the Company are  eligible to receive  options  under the Plan at the  discretion of the  Board.  Options  issued  under the Plan vest  according  to the  individual option  agreement  for each  grantee.  No options were issued during the year ended
June  30,  2001.  In  September  2001,  the  Company  issued a stock  option  to an officer to purchase  50,000 shares of the Company's  common stock at $.64 per share pursuant to the Plan.  The option vests  immediately  and expires  three years from the date issued.

Note 6 - Goodwill

In  June  2001,  the  Financial   Accounting   Standards  Board  issued   Financial
Accounting  Standards No. 141,  "Business  Combinations" and No. 142, "Goodwill and
Other  Intangible  Assets."  These  Statements  establish  accounting and reporting standards  for business  combinations  and goodwill  and other  intangible  assets, respectively.  The Company has adopted  these  Statements  as of July 1, 2001.  The
Company has adopted FASB No. 142,  which no longer allows for the  amortization  of goodwill.  Goodwill  will be tested for  impairment  at the time of adoption and on an annual  basis.  In  accordance  with FASB No.  142,  the Company  completed  its goodwill  impairment  test  during  the first six months of the  fiscal  year.  The
Company,  based on its  evaluation,  does not feel that there is any  impairment to goodwill as of  December 31,  2001.  The  Company  will  continue  to evaluate  the potential impairment of goodwill on an on-going basis.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Cognigen  Networks,   Inc.  is  an  Internet  enabled  marketer  of  long  distance telephone and personal  communications  services and a licensed,  facilities  based
interstate  and  international   long  distance   carrier.   The  Company  receives
commissions from sales of these services  through agents and affinity groups,  from telecommunications  sales  of  prepaid  calling  cards  and  from  the sale of call switching services.

Quarter Ended December 31, 2001 Compared to Quarter Ended December 31, 2000

Total  revenue for the quarter  ended  December  31, 2001 was up 77 % over the same quarter  in the  previous  year,  to  $2,782,148  compared  to  $1,568,973  for the quarter ended  December 31, 2000, an increase of  $1,213,175.  In fact, the revenue for the  December  31, 2001  quarter  exceeded the revenue for the six months ended
December  31, 2000 by $36,465.  Commission  revenue  increased  54 % to  $1,611,697 for the 2001 period  compared to  $1,048,879  for the 2000 period.  A major portion of this  increase  resulted from an increase in the  Company's  registered  agents, which  were  over  150,000  at  the  end  of the  2001  period.  Telecommunications revenue  increased 166 % to $1,045,517  for the quarter ended  December 31, 2001 as compared to $393,071  for the quarter  ended  December 31,  2000.  Contributors  to this increase  included new products such as  Cogniconference,  a new  conferencing system that functions in the  international  market as well as the domestic  market and an increase in the  customer  count.  Other  revenue  decreased to $124,934 for the quarter  ended  December 31, 2001  compared to $127,023  for the quarter  ended
December 31, 2000 due to a slight decrease in subscription sales.

Operating  expenses related to commission  revenue  increased from $580,964 for the quarter ended  December 31, 2000 to $ 1,118,793 for the quarter ended  December 31,
2001, an increase of 93%.  Telecommunication  expenses  increased  $363,611  during the 2001  quarter  over the 2000  quarter in a direct  relation to the  increase in revenue.  Selling,  general and administrative  expenses increased only $98,537 for the 2001 quarter  compared to the 2000  quarter,  or 10% compared to an increase in revenue of 77% for the same  period.  Depreciation  and  amortization  decreased to
$33,988 for the 2001 quarter  compared to $374,550  for the 2000 period  because of the  Company's  decision  to adopt early the  provisions  of  Financial  Accounting
Standards  Board  sections  No.  141 and No.  142  which no longer  allows  for the amortization  of goodwill.  Goodwill  will be tested for  impairment at the time of adoption and on an annual basis.

The loss from  operations  decreased  for the quarter  ended  December  31, 2001 to
($52,989)  from  ($606,749) in the quarter ended  December 31, 2000, an improvement of  $553,760.This  improvement  resulted from a greater  increase in revenue during the 2001 period than that of the 2000 period  without a  proportionate  increase in expenses.  A Company  milestone  was reached in the month of December 2001 when net income of $18,931 was realized for the month.

Interest  expense  decreased for the quarter ended December 31, 2001 to $7,545 from
$19,722  for the  quarter  ended  December  31,  2000.  The  reduction  of  $12,177 resulted from the payoff of a portion of long-term debt.

The loss before interest,  taxes,  depreciation  and  amortization  improved in the quarter ended December 31, 2001 to ($19,001)  from  ($232,199) in the quarter ended
December 31,  2000.  The  improvement  is  primarily  due to increased  revenue and limited cost increases.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2000

Total  revenue  for the six months  ended  December  31,  2001 were  $5,370,134  as compared to  $2,745,683  for the six months ended  December 31, 2000 or an increase of $2,624,451,  96%.  Commission  revenue increased  $1,308,051from  $1,920,526 for the six months  ended  December  31, 2000 to  $3,228,577  for the six months  ended
December  31,  2001 or 68%.  Again,  this  increase  was  primarily a result of the increased  agent count.  Telecommunications  revenue  increased  $1,244,231  during the  2001  period  from  $693,075  in 2000 to  $1,937,306  in  2001 or  180%.  This
increase is also a function of  increased  agent  count,  a number of new  products
that  have  been   well-accepted  and  increased   customer  count.  Other  revenue
increased  $72,169 or 55% over the six months  ended  December  31,  2000 amount of
$132,082  compared to the December 31, 2001 amount of  $204,251.  This  increase is primarily  due to the  increased  agent  counts that buy various  services to build their network.

Operating  expenses  related to commission  revenue  increased from  $1,038,181 for the six months  ended  December  31, 2000 to  $2,166,253  for the six months  ended
December 31, 2001 or $1,128,072  or 109%  compared to the revenue  increase of 68%.
Telecommunication  expenses are  primarily  carrier  costs related to the switching of  customer  placed  calls and they  increased  $679,626  for the  current  period compared  to  similar  expenses  for the  period  in  2000,  or 129%,  compared  to
telecommunications   revenue  increase  for  the  same  period  of  180%.  Selling, general and  administrative  expenses  increased  $418,711  when  comparing the six months  ended  December  31,  2001  costs of  $2,110,048  to the  costs for the six
months  ended  December  31,  2000  of   $1,691,337,   an  increase  of  only  25%.
Depreciation  and  amortization  decreased  to  $70,667  for the six  months  ended
December  31, 2001 as compared to $665,935  for the six months  ended  December 31,
2000 or a reduction of $595,268  because of the  Company's  decision to adopt early the  provisions of Financial  Accounting  Standards  Board sections No. 141 and No.
142 which no longer  allows for the  amortization  of  goodwill.  Goodwill  will be tested for impairment at the time of adoption and on an annual basis.

The loss from  operations  decreased  for the six months ended  December 31, 2001 to  ($181,017)  from  ($1,174,327)  for the six months ended  December 31, 2000, an improvement  of $993,310.  This  improvement is the direct result of an increase in revenues for the 2001 period while  holding the line on cost  increases to a lesser percentage than that of the revenue increases.

Interest  expense  decreased  $23,532  in the  period of 2001 to  $15,840  from the period  cost  of  $39,372  in  2000.  This  reduction  was due to the  payoff  of a portion of the long-term debt.

The loss before interest,  taxes,  depreciation  and  amortization  improved in the six months  ended  December  31, 2001 to  ($110,350)  from  ($508,392)  for the six months ended December 31, 2000.  This  improvement is due to increased  revenue and limited cost increases.

Liquidity and Capital Resources

The Company has historically  funded its operations  primarily from stock sales and revenue  from  operations.  At  December  31,  2001 the  Company  had cash and cash equivalents  of $339,759 and  negative  working  capital of $267,411.  There was an increase  in cash and cash  equivalents  of  $125,580  in the first  six  months of fiscal 2001 as compared to the first six months of fiscal  2000.  Negative  working capital has been  reduced by $115,884 at December  31, 2001 as compared to December
31,  2000  primarily  due to the paydown of current  liabilities  during the second quarter of 2002.

Cash  provided by  operations  during the six months ended  December 31, 2001 was a negative  $151,547.  The major  contributor  to this was the  reduced  net loss for the six months of $196,857  before  adjustments  for non-cash items of depreciation and  amortization  of  $70,677and  stock  based  compensation  of  $67,800,  and  a decrease in  employee  receivables.  Additional  uses of funds  included  increased accounts receivables of $364,370,  increased commissions  receivable of $77,097 and increased inventory,  deposits and decreased accounts payable,  commissions payable and  increased  deferred  commissions.  Cash  used for  investing  activities  were
capital   expenditures  of  $18,794.   Cash  received  from  financing   activities
included proceeds from stock sales totaling $299,985.

The Company  currently  has a note payable of $226,499 at December  31,  2001.  The
Company has  maturities  of this note of $226,499  required  during the next twelve months.

Cash  generated  from  operations  and financing  activities was sufficient to meet the Company's  working capital  requirements  for the six months ended December 31,
2001,   but  may  not  be  sufficient  to  meet  the  Company's   working   capital
requirements  for the  foreseeable  future.  The  Company  is  looking  at  various
financing  and  equity   opportunities  to  meet  current   operating  and  capital
requirements  until it can be  sustained  by cash  flow from its  operations.  As a result of this  search,  the  Company  sold  750,000  shares  of  common  stock and warrants to purchase  shares of common stock to two current  investors for $299,985 and issued  42,660  shares to officers of the  Company  for  agreeing to  temporary salary  reductions  valued at $27,300.  There can be no assurance  the Company will be able to secure  additional  debt or equity  financing  or that  operations  will produce  adequate  cash  flow to  enable  the  Company  to meet all of it's  future obligations.  However,  management  believes  the  Company  will be  successful  in producing  sufficient  cash flow from all  collective  sources to continue  for the next twelve months.

Forward Looking Statements

Certain of the  information  discussed  herein,  and in  particular in this section
entitled   "Management's   Discussion  and  Analysis,"   contains  forward  looking
statements that involve risks and  uncertainties  that might  adversely  affect the operating  results of the Company in the future in a material  way.  Such risks and uncertainties  include,  without  limitation,  the Company's  possible inability to become  certified  as a reseller  in all  jurisdictions  in which it  applies,  the possibility  that the  Company's  proprietary  customer  base  will not grow as the
Company expects,  the Company's  ability to obtain  additional  financing,  lack of agent growth,  loss of key personnel,  telecommunication  rate changes,  fee policy or application changes,  technological changes and increased  competition.  Many of these risks are beyond the  control of the  Company.  The  Company is not  entitled to rely on the safe  harbor  provisions  of Section  27A of the  Securities  Act of
1933,  as  amended,  or  Section  21E of the  Securities  Exchange  Act of  1934 as
amended, when making forward-looking statements.

Commission File Number:  0-11730
Quarter Ended September 30, 2000
Form 10-QSB

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

c)    Recent Sales of Unregistered Securities

In October and November of 2001,  the Company  sold 750,000  shares of common stock and warrants to purchase 600,000 shares of common stock for $299,985 in cash.

In  October  2001,  the  Company  authorized  the  issuance  of 9,375  shares  to a marketing firm in exchange for services.  The shares were issued in November 2001.

On September  24, 2001,  the Company  authorized  the issuance of 42,660  shares of common stock to several  officers of the Company  valued at $27,300 as  stock-based compensation.  The shares were issued in December 2001.

In September  2001,  the Company issued 50,000 shares of common stock to an officer and 1,563  shares of common  stock to a  consultant  valued at $32,000  and $1,000, respectively as stock-based compensation.

The  shares  were issued  in  reliance  upon  the  exemption   from
registration  contained  in Section  4(2) of the  Securities  Act.  The persons had
available   to  them  full   information   concerning   the Company  and  the   certificates
representing  the shares  have or will have a legend  prohibiting  transfer  unless the shares are  registered  under the Securities Act or the transfer is exempt from the  registration  requirements  thereof.  No  underwriters  were involved in these transactions.

Item 6.           Exhibits and Reports on Form 8-K

On October 17, 2001,  the Company filed a Current  Report on Form 8-K dated October
15, 2001,  reporting in Item 5 that the Company  effected a  one-for-eight  reverse split of its  common  stock  effective  October  15,  2001,  and filed a copy of an amendment to the Company's Articles of Incorporation under Item 7.

On  December  20,  2001,  the  Company  filed a  Current  Report  on Form 8-K dated
December  18,  2001,  reporting  in Item 5 the purchase by the Company of 2,712,501
shares  of  the  Company's   common  stock  from  the  Anderson   Family  Trust  in
consideration  for the  assignment of certain  commissions to an affiliate of Kevin
E. Anderson and filed a copy of the Stock Redemption Agreement under Item 7.

                                    SIGNATURES

In accordance  with the  requirements  of the Exchange Act, the  registrant  caused this  report  to be  signed  on its  behalf  by  the  undersigned,  thereunto  duly authorized.

COGNIGEN NETWORKS, INC.

By:  /s/Darrell H. Hughes
     -------------------------------
    Darrell H. Hughes
    President and Chief Executive
    Officer

By:   /s/David G. Lucas
     -------------------------------
    David G. Lucas
    Chief Financial Officer

Denver, Colorado
February 13, 2002