Form 10QSB
period 2002-03-31
COGNIGEN NETWORKS INC
filed 2002-05-13
CIK 726293

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

                     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 2002
                                                      --------------

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
                                        Outstanding at
            Class                       March 31, 2002
-------------------------------         --------------

Common Stock, $.001 par value             8,954,456
                                          ---------

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X
                                                                            --------

                                  COGNIGEN NETWORKS, INC.

                              Commission File Number: 0-11730

                                Quarter Ended March 31, 2002

                                        FORM 10-QSB

Part I - FINANCIAL INFORMATION

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Stockholders' Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Management's Discussion and Analysis

Signatures

                                  COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Statements of Operations

                                      Three Months Ended           Nine Months Ended
                                          March 31,                    March 31,
                                   ------------------------    -------------------------
                                      2001          2002          2001           2002
                                   ----------    ----------    ----------     ----------
Revenue
  Marketing commissions            $1,121,679    $1,673,039    $3,042,205     $4,901,616
  Telecommunications                  642,264     1,034,419     1,335,339      2,971,725
  Other revenue, net                  127,285       187,475       259,367        391,726
                                   ----------    ----------    ----------     ----------
   Total revenue                    1,891,228     2,894,933     4,636,911      8,265,067
                                   ----------    ----------    ----------     ----------

Operating expenses
  Marketing commissions               775,322     1,248,448     1,813,503      3,414,701
  Telecommunications products         472,535       585,297       997,092      1,789,480
  Selling, general and
   administrative                   1,000,482     1,144,904     2,691,819      3,254,952
  Depreciation and amortization       328,214       168,887       994,149        239,554
                                   ----------    ----------    ----------     ----------
   Total operating expenses         2,576,553     3,147,536     6,496,563      8,698,687
                                   ----------    ----------    ----------     ----------

Loss from operations                 (685,325)     (252,603)   (1,859,652)      (433,620)

Other income (expense)
  Interest expense                    (21,546)      (13,797)      (60,918)       (29,637)
                                   ----------    ----------    ----------     ----------

Loss before income taxes             (706,871)     (266,400)   (1,920,570)      (463,257)

Income taxes                               -             -             -              -
                                   ----------    ----------    ----------     ---------

Net loss                           $ (706,871)   $ (266,400)   $(1,920,570)   $ (463,257)
                                   ==========    ==========    ===========    ==========

Loss per common share - basic
 and diluted                       $     (.07)   $     (.03)   $      (.18)   $     (.05)
                                   ===========   ==========    ===========    ==========

Weighted average number of
 common shares outstanding -
 basic and diluted                 10,537,624     8,954,456    10,537,624     10,041,768
                                   ==========    ==========    ==========     ==========

                 See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheets

                                                             June 30,        March 31,
                                                               2001            2002
                                                            -----------     -----------
                                         Assets
Current assets
  Cash                                                      $   296,947     $   517,365
  Accounts receivable, net of allowance for doubtful
   accounts of $65,219 at June 30, 2001 and $0 at
   March 31, 2002                                               299,354         347,554
  Commissions receivable, net of allowance for doubtful
   accounts of $57,000 at June 30, 2001 and $60,866 at
   March 31, 2002                                               846,912       1,000,101
  Employee receivable                                            38,870              -
  Note receivable - related party                                35,803              -
  Inventory                                                      43,863          26,131
  Other current assets                                          207,042          77,166
                                                            -----------     -----------
      Total current assets                                    1,768,791       1,968,317
                                                            -----------     -----------

Property, plant and equipment, net of accumulated
 depreciation of $596,671 at June 30, 2001 and $443,744
 at March 31, 2002                                              291,303         239,819
                                                            -----------     -----------

Other assets
  Deposits and other assets                                      42,456          45,540
  Goodwill, net                                               2,893,029       2,893,029
                                                            -----------     -----------
      Total other assets                                      2,935,485       2,938,569
                                                            -----------     -----------

Total assets                                                $ 4,995,579     $ 5,146,705
                                                            ===========     ===========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $   664,928     $   582,350
  Accrued liabilities                                           195,090         437,952
  Commissions payable                                           937,923       1,395,748
  Deferred revenue                                               65,829          39,944
  Current portion of capital leases                               8,637           1,596
  Current portion of notes payable                              301,499         176,499
                                                            -----------     -----------
      Total current liabilities                               2,173,906       2,634,089

Long-term portion of capital leases                               3,195           3,043
Deferred tax liability                                           37,025              -
Deferred commissions payable                                         -        1,912,214
                                                            -----------     -----------
      Total liabilities                                       2,214,126       4,549,346
                                                            -----------     -----------

Commitments and contingencies

Stockholders' equity
  Common stock $.001 par value, 300,000,000 shares
   authorized; 10,813,359 and 8,954,456 issued and
   outstanding at June 30, 2001 and March 31, 2002               10,813           8,955
  Additional paid-in capital                                 13,689,516      11,970,537
  Accumulated deficit                                       (10,918,876)    (11,382,133)
                                                            -----------     -----------
      Total stockholders' equity                              2,781,453         597,359
                                                            -----------     -----------

Total liabilities and stockholders' equity                  $ 4,995,579     $ 5,146,705
                                                            ===========     ===========

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Stockholders' Equity
                         June 30, 2001 and 2000 and March 31, 2002

                                               Common Stock              Additional                          Total
                                        ----------------------------       Paid-in        Accumulated     Stockholders'
                                          Shares           Amount          Capital          Deficit     (Deficit) Equity
                                        -----------      -----------     -----------      -----------     -----------

Balance at June 30, 2000                 10,535,609      $    10,535     $13,667,794      $(8,316,469)    $ 5,361,860

Common stock issued to employee               2,750                3          21,997               -           22,000

Stock issued for finders' fee
 related to work completed on the
 reverse acquisition                        275,000              275            (275)              -               -

Net loss                                         -                -               -        (2,602,407)     (2,602,407)
                                        -----------      -----------     -----------      -----------     -----------

Balance at June 30, 2001                 10,813,359           10,813      13,689,516      (10,918,876)      2,781,453

Common stock issued for cash                750,000              750         299,235               -          299,985

Common stock issued for services            103,598              104          67,696               -           67,800

Common stock repurchased pursuant
 to Stock Redemption Agreement           (2,712,501)          (2,712)     (2,085,910)              -       (2,088,622)

Net loss                                         -                -               -          (463,257)       (463,257)
                                        -----------      -----------     -----------      -----------     -----------

Balance at March 31, 2002                 8,954,456      $     8,955     $11,970,537     $(11,382,133)    $   597,359
                                        ===========      ===========     ===========     ============     ===========

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                                 Nine Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               2001             2002
                                                            -----------     ----------
Cash flows from operating activities
  Net loss                                                 $(1,920,570)     $ (463,257)
                                                           -----------      ----------
  Adjustments to reconcile net loss to net cash (used
   in) provided by operating activities
   Stock options granted for services to non-employees              -            7,500
   Stock based compensation to employees                        22,000          60,300
   Depreciation and amortization                               994,149         239,554
   Bad debt expense                                             40,000         (65,219)
   Changes in assets and liabilities
     Accounts receivable                                      (328,666)       (133,346)
     Commissions receivable                                   (233,163)       (153,189)
     Employee receivable                                         1,661          38,870
     Inventory                                                  28,169          17,732
     Other current asset                                       188,370         165,679
     Deposits and other assets                                (156,245)         (3,084)
     Accounts payable                                          557,697         (82,578)
     Commissions payable                                       372,994         457,825
     Deferred revenue                                               -          (25,885)
     Deferred commissions payable                                   -         (176,408)
     Other accrued expenses                                    (37,956)        205,837
                                                            ----------      ----------
                                                             1,449,010         553,588
                                                            ----------      ----------
      Net cash (used in) provided by operations               (471,560)         90,331
                                                            ----------      ----------

Cash flows from investing activities
  Capital expenditures                                         (27,128)        (33,066)
                                                            ----------      ----------
      Net cash used in investing activities                    (27,128)        (33,066)
                                                            ----------      ----------

Cash flows from financing activities
  Proceeds from sale of stock                                       -          299,985
  Proceeds from notes payable                                   35,000              -
  Payments on notes payable                                    (79,804)       (125,000)
  Payments on capital leases                                        -          (11,832)
  Capital accrued interest                                      31,499              -
                                                            ----------      ---------
      Net cash (used in) provided by financing
       activities                                              (13,305)        163,153
                                                            ----------      ----------

Net (decrease) increase in cash and cash equivalents          (511,993)        220,418

Cash and cash equivalents-beginning of period                  717,344         296,947
                                                            ----------      ----------

Cash and cash equivalents-end of period                     $  205,351      $  517,365
                                                            ==========      ==========

Supplemental disclosure of non-cash transactions:
      In March 2002,  the Company  obtained  fixed assets valued at $4,639 through a capital lease.

      In  January  2002,  the  Company  accepted  a  customer  list  as full  payment  on an outstanding accounts receivable balance in the amount of $129,120.

      In January 2002, the Company  accepted a piece of switch  equipment as full payment on an outstanding accounts receivable balance in the amount of $21,245.

      In December 2001, the Company  purchased  2,712,501 shares of common stock in exchange for future commissions valued at $2,088,622 (Note 4).

            See nots to unaudited consolidated financial statements.

                                  COGNIGEN NETWORKS, INC.

                    Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

Cognigen  Networks,  Inc (the  Company) is an  Internet  enabled  marketer of  long-distance telephone and personal communications  services and a licensed,  facilities based interstate and  international  long-distance  carrier.  The Company receives  commissions from sales of these services through agents and affinity groups, from telecommunications  sales of prepaid calling cards and from the sale of call switching services.

Note 2 - Summary of Significant Accounting Policies

In the  opinion  of  management,  all  adjustments,  consisting  only  of  normal  recurring adjustments,  have been made to (a) the results of consolidated operations for the three and nine  month  periods  ended  March 31,  2001 and 2002,  respectively,  (b) the  consolidated balance  sheet at June 30, 2001 and March 31, 2002 and (c) the  consolidated  statements  of cash flows for the nine month periods ended March 31, 2001 and 2002, respectively,  in order to make the financial statements not misleading.

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

The  results  for the  nine-month  period  ended  March  31,  2002  may not  necessarily  be indicative of the results for the fiscal year ended June 30, 2002.

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

On  November  21,  2001,  the  Company  entered  into a Stock  Redemption  Agreement  with a shareholder,  in which the shareholder agreed to sell to the Company 2,712,501 shares of the
Company's common stock, at approximately $.77 per share,  which  approximates  market value, in exchange for potential  future  commissions  of  $2,088,622.  The shares were redeemed in
December 2001.  Deferred  commissions payable will be paid out based upon future commissions earned  as  defined  in  the  agreement.  The  agreement  does  not  guarantee  that  future commissions  will be  earned.  As of March 31,  2002,  the  remaining  balance  of  deferred commissions payable was $1,912,214.

Note 5 - Stock Options

On October 15, 2001, the number of options outstanding was 1,050,000.

In  September  2001,  various  individual  and  corporate  option  holders  of  the  Company voluntarily  surrendered  to the Company,  options to purchase  3.05  million  shares of the
Company's  common stock.  The surrendered  options had an exercise price of $0.46 per share, and would not have expired until August 24, 2004.  The Company  originally  granted  options to purchase a total of 4.05 million of the Company's  common stock in August 1999.  With the surrender by these option holders,  there remain outstanding options to purchase 1.0 million shares at $3.68 that can be exercised until August 2004.

The Company has  established  the 2001  Incentive and  Non-statutory  Stock Option Plan (the
Plan),  which  authorizes  the  issuance  of up to 625,000  shares of the  Company's  common stock. The Plan will remain in effect until 2011 unless  terminated  earlier by an action of the Board.  All  employees,  board  members and  consultants  of the Company are eligible to receive  options  under the Plan at the  discretion of the Board.  Options  issued under the
Plan vest according to the  individual  option  agreement for each grantee.  No options were issued during the year ended June 30, 2001. In September  2001,  the Company  issued a stock option to an officer to purchase  50,000  shares of the  Company's  common stock at $.64 per share  pursuant to the Plan. The option vests  immediately  and expires three years from the date issued.

Note 6 - Goodwill

In  June  2001,  the  Financial  Accounting  Standards  Board  issued  Financial  Accounting
Standards No. 141,  "Business  Combinations"  and No. 142,  "Goodwill  and Other  Intangible
Assets."  These  Statements  establish  accounting  and  reporting  standards  for  business combinations  and  goodwill  and other  intangible  assets,  respectively.  The  Company has adopted  these  Statements as of July 1, 2001.  The Company has adopted FASB No. 142,  which no longer allows for the  amortization  of goodwill.  Goodwill will be tested for impairment at the time of  adoption  and on an annual  basis.  In  accordance  with FASB No.  142,  the
Company  completed  its goodwill  impairment  test during the first six months of the fiscal year. The Company,  based on its  evaluation,  does not feel that there is any impairment to goodwill  as of March 31,  2002.  The  Company  will  continue  to  evaluate  the  potential impairment of goodwill on an on-going basis.

                                  COGNIGEN NETWORKS, INC.

                            MANAGEMENT'S DISCUSSION AND ANALYSIS

 Overview

 The Company is an  Internet  enabled  marketer  of long  distance  telephone  and  personal communications services and a licensed,  facilities based interstate and international long distance  carrier.  The Company  receives  commissions from sales of these services through agents and affinity  groups,  from  telecommunications  sales of prepaid  calling cards and from the sale of call switching services.

 Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

 Total  revenue for the quarter ended March 31, 2002 was up 53% over the same quarter in the previous  year, to $2,894,933  compared to $1,891,228 for the quarter ended March 31, 2001, an increase of  $1,003,705.  Commission  revenue  increased 49% to $1,673,039  for the 2002 period  compared to  $1,121,679  for the 2001 period.  A major  portion of these  increases resulted from an increase in sales  directly  attributable  to an increase in the number of
 registered   agents,   which   were  over   200,000   at  the  end  of  the  2002   period.
 Telecommunications  revenue  increased  61% to $1,034,419  for the quarter ended  March 31,
 2002 as compared to $642,264  for the quarter  ended March 31, 2001.  Contributors  to this increase  included new products such as  Cogniconference,  a new  conferencing  system that functions in the  international  market as well as the domestic market,  and an increase in the customer  count.  Other  revenue  increased to $187,475 for the quarter ended March 31,
 2002 compared to $127,285 for the quarter ended March 31, 2001 due to a slight  increase in co-marketing sales.

 Commission  expense related to commission  revenue  increased from $775,322 for the quarter ended  March 31,  2001 to $ 1,248,448  for the quarter ended March 31, 2002, an increase of
 61% that was directly  related to the increase in  commission  revenue.  Telecommunications operating  expenses,  primarily carrier costs,  increased  $112,762 during the 2002 quarter over the 2001  quarter in a direct  relation to the increase in revenue.  Selling,  general and  administrative  expenses  increased $144,422 for the 2002 quarter compared to the 2001 quarter, or 15%.  Depreciation and amortization  decreased to $168,887 for the 2002 quarter compared to $328,214 for the 2001 period  because of the Company's  decision to adopt early the provisions of Financial  Accounting  Standards Board sections No. 141 and No. 142 which no longer allows for the  amortization  of goodwill.  Goodwill was tested for impairment at the time of adoption  and will be tested for  impairment  on an annual  basis.  Included in amortization expense is $129,120 related to the write-off of an unuseable customer list.

 Losses from  operations  decreased for the quarter ended March 31, 2002 to ($266,400)  from
 ($706,871)  in the  quarter  ended  March  31,  2001,  an  improvement  of  $440,471.  This improvement  resulted from a greater increase in revenue and a reduction in expenses during the 2002 period than that of the 2001 period.  Interest  expense  decreased for the quarter ended March 31, 2002 to $13,797  from  $21,546 for the quarter  ended March 31,  2001.  The reduction of $7,749 resulted from the payoff of a portion of long-term debt.

 The losses before interest,  taxes,  depreciation and amortization  improved in the quarter ended March 31, 2002 to  ($83,716)  from  ($357,111)  in the quarter  ended March 31, 2001.
 The improvement is primarily due to better overall performance and limited cost increases.

 Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

 Total  revenue for the nine  months  ended  March 31,  2002 was  $8,265,067  as compared to
 $4,636,911  for the nine months ended March 31, 2001,  an increase of  $3,628,156,  or 78%.
 Commission  revenue  increased  $1,859,411  from $3,042,205 for the nine months ended March
 31, 2001 to  $4,901,616  for the nine months ended March 31,  2002,  or 61%.  Again,  these increases  were directly a result of increased  sales  resulting  from the increased  agent count.  Telecommunications  revenue  increased  $1,636,386  during  the  2002  period  from
 $1,335,339  in 2001 to  $2,971,725  in 2002,  or a 123%  increase.  This increase is also a function of increased  agent count,  a number of new products  that have been well accepted and  increased  customer  count.  Other  revenue  increased  $132,359  or 51% over the nine months  ended March 31, 2001 amount of  $259,367,  compared to the March 31, 2002 amount of
 $391,726.  This  increase  is  primarily  due to the  increased  number of  agents  who buy various services to build their network.

 Commission  expense  related to commission  revenue  increased from $1,813,503 for the nine months ended March 31, 2001 to  $3,414,701  for the nine months  ended March 31,  2002,  or
 88%,  compared to the revenue  increase of 61% which was due  primarily  to the increase in revenue  on which it is based.  Telecommunication  expenses  are  primarily  carrier  costs related to the  switching  of customer  placed  calls and they  increased  $792,388 for the current  period  compared  to similar  costs for the period in 2001,  or 80%,  compared  to telecommunications  revenue  increase  for the same  period of 123%.  Selling,  general and administrative  expenses  increased $563,133 when comparing the nine months ended March 31,
 2002  costs of  $3,254,952  to the  costs  for the nine  months  ended  March  31,  2001 of
 $2,691,819,  an increase of 21%.  Depreciation and  amortization  decreased to $239,554 for the nine months  ended March 31,  2002,  as compared to $994,149  for the nine months ended
 March 31, 2001 or a reduction of $754,595  primarily due to the Company's decision to adopt early the provisions of Financial  Accounting  Standards Board sections No. 141 and No. 142 which  no  longer  allows  for the  amortization  of  goodwill.  Goodwill  was  tested  for impairment at the time of adoption and will be tested for impairment on an annual basis.

 The loss from  operations  decreased for the nine months ended March 31, 2002 to ($463,257)
 from  ($1,920,570)  for the nine months ended March 31, 2001, an improvement of $1,457,313.
 This  improvement  is the direct result of an increase in revenue for the 2002 period while holding  the  line on cost  increases  to a  lesser  percentage  than  that of the  revenue increases.

 Interest  expense  decreased  $31,281 in the period of 2002 to $29,637 from the period cost of  $60,918 in 2001.  This  reduction  was due to the payoff of a portion of the  long-term debt.

 The losses before  interest,  taxes,  depreciation  and  amortization  improved in the nine months ended  March 31,  2002 to ($194,066) from ($865,503) for the nine months ended March
 31, 2001.  This  improvement  is due to better  overall  generation  of revenue and limited cost increases.

 Liquidity and Capital Resources

 The  Company  has  historically  funded  its  operations  primarily  from  stock  sales and operations.  At March 31,  2002 the Company had cash and cash  equivalents  of $517,365 and negative  working capital of $665,772.  There was an increase in cash and cash  equivalents of  $220,418  in the first nine  months of fiscal 2002 as compared to the first nine months of fiscal 2001, which had a decrease in cash and cash  equivalents of ($511,993).  Negative working  capital has  increased to $665,772 at March 31, 2002 as compared to March 31, 2001 at  $231,597.  This  change  was  primarily  due  to  collections  of a  large  portion  of accounts  receivable and a large increase in commissions  payable  resulting from increased volume.

 Cash provided by operations  during the nine months ended March 31, 2002 was $111,576.  The major contributor  to this was the reduced net loss for the nine months of $463,257  before adjustments for non-cash items of depreciation and amortization of $239,554,  a decrease in employee receivables of $38,870,  a reduction of inventory of $17,732, a reduction of other current assets of $165,679,  an increase in commissions payable of $457,825 and an increase in other accrued  expenses of  $205,837.  Additional  uses of funds  included a decrease in commissions receivable of $153,189, deferred commissions payable of $176,408 and a decrease in accounts  payable  of  $82,578.  Cash  used  in investing  activities  was  for  capital expenditures of $54,311.  Cash from financing activities included proceeds from the sale of stock of $299,985 and payments of notes payable and capital leases of $136,832.

 The Company  currently  has a note payable of $176,499 at March 31,  2002.  The Company has maturities of this note of $176,499 required during the next twelve months.

 Cash  generated  from  operations  and  financing  activities  was  sufficient  to meet the
 Company's  working  capital  requirements  for  the  nine  months  ended  March  31,  2002.
 Management  is  confident  that it will  continue to find ways to maintain and increase its ability to meet the Company's  working capital  requirements  for the  foreseeable  future.
 The  Company is  looking at various  financing  and equity  opportunities  to meet  current operating  and  capital  requirements  until  it can be  sustained  by cash  flow  from its
 operations.  In  addition,   management  will  continue  to  pursue  policies  that  reduce operating expenses, increase revenues and improve operations. As a result of these efforts, during the quarter ended  December 31, 2001 the Company sold 750,000 shares of common stock and  warrants to purchase  600,000  shares of common  stock to two  current  investors  for
 $299,985  and issued  42,660  shares to officers of the Company for  agreeing to  temporary salary  reductions  of  $27,257.  There can be no  assurance  the  Company  will be able to secure  additional debt or equity  financing or that operations will produce  adequate cash flow to enable the  Company to meet all of it's  future  obligations.  However,  during the nine  months  ended  March 31,  2002,  the  Company  had  sufficient  cash flow to fund its operations and continue those practices that produce an acceptable  level of cash flow from operations.  One  such  practice  is  the  acquisition  of  additional  capital  resources.
 Management  is  continuing   its  evaluation   of  the  Company's  operations  to  identify
 opportunities for improvement and greater operational efficiencies. Management believes the
 Company will be successful in producing sufficient cash flow from all collective sources to continue for the next twelve months.

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
May 13, 2002