Form 10KSB
period 2002-06-30
COGNIGEN NETWORKS INC
filed 2002-09-17
CIK 726293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     For the fiscal year ended June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 0-11730

                             COGNIGEN NETWORKS, INC.
                 (Name of small business issuer in its charter)

COLORADO                                           84-1089377
--------                                           ----------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

7001 Seaview Avenue, N.W., Suite 210
Seattle, Washington                                98117
-------------------                                ------
(Address of principal                              (Zip Code)
executive offices)
Issuer's telephone number:
(206) 297-6151

                      -------------------------------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                          ----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing  requirements  for the past 90 days. Yes |X| ---
No __

     Check if there is no disclosure  of  delinquent  filers in response to Item
405 of  Regulation  S-B  contained  in  this  form,  and no  disclosure  will be contained,  to the best of the  registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

     State issuer's revenue for its most recent fiscal year: $11,075,261

     The aggregate market value of the voting and non-voting  common equity held by non-affiliates at August 30, 2002, computed by reference to the closing price of $0.37 per share on the OTC Bulletin Board, was $2,751,117.

     The number of shares  outstanding of each of the issuer's classes of common equity on August 30, 2002 was 9,054,456.

                       Documents Incorporated by Reference
     The information required by Items 9 through 12 is incorporated by reference to the issuer's definitive  information  statement that the issuer plans to file in  connection  with its next  Annual  Meeting  of  Shareholders  involving  the election  of  directors.  The issuer  plans to file the  definitive  information statement with the Commission on or before October 28, 2002.

     Transitional Small Business Disclosure Format Yes __ No |X| ---

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Common Equity and Related Stockholders Matters
Item 6.  Management's Discussion and Analysis or Plan of Operations
Item 7.  Financial Statements
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 13.  Exhibits and Reports on Form 8-K
Item 14.  Controls and Procedures

* The information required by Items 9 through 12 is incorporated by reference to the issuer's definitive  information  statement that the issuer plans to file in connection with its next Annual Meeting of  Shareholders  involving the election of directors. The issuer plans to file the definitive information statement with the Securities and Exchange Commission on or before October 28, 2002.

                                     PART I

Forward Looking Statements.

     The  discussion  in  this  report  contains  forward  looking   statements,
including,  without  limitation,  statements relating to us and our wholly-owned subsidiary.  Although we believe that the expectations  reflected in the forward
looking  statements  are  reasonable,   we  can  give  no  assurance  that  such
expectations will prove to be correct.  The forward looking  statements  involve risks and  uncertainties  that  affect our  business,  financial  condition  and results of operations,  including without limitation,  our possible inability to obtain  additional  financing,  lack of agent  growth,  the possible loss of key personnel,  rate  changes,  fee  policy or  application  changes,  technological changes and increased  competition.  Many of these risks are beyond our control.
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

     We  currently  operate in two  divisions.  The first  division  consists of
direct  and  indirect  sales  of  telecommunications   and  personal  technology
services.  The second division is our carrier division.  The first division is a multifaceted  sales and marketing  organization which utilizes the Internet as a
platform   to   provide   customers   and   subscribers   with  a   variety   of
telecommunications and technology based products and services. Through a network of more than 230,000  independent  agents,  we have sold directly or facilitated the sale of third party products and services to more than 800,000 customers and subscribers worldwide. Domestic and international long distance services make up a major  portion of our sales with prepaid  calling  cards and paging,  wireless communications,  computers and  Internet-based  telecommunications  products and other significant products in our sales mix. We have contractual agreements with a variety of product  and  service  vendors  that  provide us with a  commission percentage  of any  sale  made  through  one of our  supported  web  sites.  Our web-based marketing division sells the products and services of industry leaders
such  as  AT&T  Wireless,  Sprint,  Verizon,   TalkAmerica  and  Speakeasy.  Our
operations are dependent on our  affiliations  with third party providers of the products and services that our agents sell.  These third party providers own the rights to sell these products and services.  Our ability to offer these products and services is dependent on our agreements with providers being renewed and not terminated.  The  non-renewal or  termination  of a substantial  number of these agreements would have a material  adverse effect on our financial  condition and results of operations.  Our marketing engine is fueled by distribution  channels through an Internet  presence  and through our corps of  independent  agents and affiliate  groups each with their own customized Web site. The other division is our wholly owned  subsidiary,  Cognigen  Switching  Technologies,  Inc., or CST,
which is discussed in more detail below.

     In the mid 1990's, operating as Cognigen Communications,  we recognized the marketing  potential  of the  Internet  and formed what we believe is one of the first  companies  to  create a  marketing  operation  based  exclusively  on the
Internet.  The initial concept,  which remains the foundation of our growth, was to expand  marketing  potential by increasing the number of  independent  agents working  within  our  corporate  network  while at the same time  continuing  to increase the number of products and services  that these agents could provide to our worldwide customer base. To facilitate the manageable growth of this network and to be able to  provide  the  agents  with the  support  and  marketing  edge necessary  for success,  we developed  and deployed the "self  replicating"  web
page.  This  proprietary  technology   automatically  created  a  high  content,
personalized  set of  e-commerce  web pages for each new agent,  at the time the agent  becomes a member of our  network.  Additionally,  an Internet  accessible
"private site" is instantly  created for the new agent.  Each agent can view the agent's records,  activity and account status on which the agent is working. The private site also contains customer detail status, recommended training sources, frequently  asked  questions and agent  benefits.  We also adopted a strategy of enabling  each agent to sell  telecommunications  services  and to  recruit  new agents.  The  original  agent  receives  a sales  commission  override  on sales generated  by the agents  thus  recruited.  Our  commission  structure  and plan enables  our  agents  to earn  money  without  the  necessity  of  developing  a subordinate  agent base.  Lately, we have been adding 5,000 to 6,000 agents each month.  Over  the past 24  months,  we have  observed  a  positive  contribution correlation  between  the number of our agents and our  revenue.  Our revenue is dependent  on sales by our  independent  agents.  The failure of these agents to achieve sustained sales will materially adversely affect our financial condition and results of operations.

     We  use  self   replicating  web  page  technology  to  run  our  web-based operations.  If another technology  becomes the preferred industry standard,  we may be at a  competitive  disadvantage  which,  in turn,  may require us to make changes at substantially  increased costs. If our technology becomes obsolete at some time in the future and we are unable to change to an  alternate  technology in a cost effective  manner it could  materially  adversely affect our financial conditions and results of operations.

     In addition to the  Internet-based  agent  network and CST's  direct  sales efforts,  we are  engaged  in an  effort to  develop  and  support a variety  of affiliate program offerings.  In these programs,  large affiliate  organizations such as industry  service  providers and a variety of membership or club related businesses can be utilized for commission  sharing.  We currently have contracts for these  programs that represent  affiliate/affinity  populations in excess of
7,000,000   potential  buyers.  As  in  any  program  of  this  nature,   actual
participation  and buying rates will be a small  subset of the target  audience, but higher than non-affiliated web surfers.

     CST is  licensed  by the Federal  Communications  Commission,  or FCC, as a
global   facilities-based/global  resale  services  national  and  international carrier.  CST provides our  customer  base and other direct  clients with a wide variety of discount  international,  phone card and private switching telephonic services.  CST, through its multi-mode enhanced services platform,  provides its customers with discounted domestic and international long distance voice and fax service,  international  direct  dialing,  domestic  and  international  prepaid calling cards and international toll-free access. CST provides these services to our proprietary customer base of approximately  34,000 individual accounts.  CST has three fully programmable Cisco-VCO-4K  multi-protocol circuit switches, with a combined  capability of more than 60 million  minutes of traffic per month, at its  headquarters  in  San  Luis  Obispo,  California.  With  additional  modest enhancement  and CST's incumbent  technology,  we are well positioned to deliver the next  generation of enhanced  packet  telephony  services to both individual subscribers  and  enterprise  clients.  Targeted  functionalities  would include services such as: VOIP,  unified  messaging,  voice, video and data conferencing and integrated wireless applications.

     During the year ended June 30, 2002,  two  customers  accounted for 12% and
11%, respectively, of our total revenue.

Competition

     We compete with all of the companies for whom we sell products as an agent, with  a  number  of  companies  that  are  network  marketing  telecommunication
companies,   with  switching   companies  and  with  all  providers  who  retail
telecommunications and personal communications products over the Internet.

     Many  of our  current  and  potential  competitors  have  longer  operating histories and significantly greater selling and marketing, technical, financial, customer  support,  professional  services and other  resources than we do. As a
result,   these  competitors  are  able  to  devote  greater  resources  to  the development,  promotion,  sale and  support  of their  products.  Moreover,  our competitors may foresee the course of market  developments  more accurately than we do and could develop new technologies that compete with us or even render our services obsolete.  We may not have sufficient resources to continue to make the
investments  or  achieve  the  technological   advances   necessary  to  compete
successfully with existing or new competitors.  In addition,  due to the rapidly evolving  markets in which we compete,  additional  competitors with significant market  presence and financial  resources,  including  large  telecommunications companies, may enter our markets, thereby further intensifying competition.

     The  markets  in  which  we  compete  are   characterized   by   increasing
consolidation.  We cannot  predict how  industry  consolidation  will affect our competitors  and we may not be able to compete  successfully  in an increasingly consolidated  industry.  Additionally,  because we may be dependent on strategic relationships  with third parties in our industry,  any consolidation  involving these parties  could reduce the demand for our products and  otherwise  harm our business  prospects.  Our competitors that have large market  capitalizations or cash reserves are also better positioned than we are to acquire other companies, including our competitors,  thereby  obtaining new technologies or products that may  displace  our  product  lines.  Any of these  acquisitions  could  give our competitors a strategic advantage that would materially and adversely affect our business, financial condition and results of operations.

     In addition, many of our competitors have much greater name recognition and have a more extensive customer base, broader customer relationships, significant financing  programs,  and broader product  offerings than we do. These companies can adopt  aggressive  pricing  policies and leverage  their  customer bases and broader product offerings to gain market share.

     We expect that  competitive  pressures  could  result in price  reductions, reduced  margin and loss of market share,  which could  materially and adversely affect our business, financial condition and results of operations.

     The  industries  in which our agents  resell have  severally  experienced a higher rate of customer turnover.  The rate of customer turnover is attributable to several factors including, the non-use of customer contracts,  affordability, customer care concerns and other  competitive  factors.  Our strategy to address customer  turnover may not be successful or the rate of customer turnover may be unacceptable.  Price competition and other competitive  factors could also cause increased  customer  turnover.  A high rate of  customer  turnover  could have a material adverse affect on our competitive position and results of operations.

Regulation

     We are not currently subject to any governmental regulations as an Internet marketer of telecommunications  and technology based products and services.  CST is regulated by the Federal Communications  Commission ("FCC") as a Section 214,
domestic  and  international  facilities  based  carrier.  In  addition,  we are regulated by some state commissions as a "Competitive  Local Exchange  Carrier."
Presently, that list includes 12 states.

     The markets for the products and services that we sell are characterized by a  significant  number  of laws,  regulations  and  standards,  including  those promulgated  by the FCC.  While we believe  that our  services  comply  with all current governmental laws, regulations and standards,  we cannot assure you that we will be able to continue to do so in the future.

     Our customers may also  require,  or we may otherwise  deem it necessary or advisable,  that we modify our  services to address  anticipated  changes in the regulatory  environment.  Failure of our services to comply, or if we experience delays in  compliance,  with the various  existing,  anticipated,  and  evolving industry  regulations and standards could adversely affect sales of our existing and future products. Moreover, the enactment of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the  telecommunications  industry,  could have a material adverse affect on our business, financial condition and results of operations.

Employees

     As of June 30, 2002, we had 21 full time employees based in our offices and facilities in Seattle, Washington and San Luis Obispo, California.

Item 2.  Description of Property

     We lease  approximately  3,457  square feet of office space at 7001 Seaview
Avenue, N.W., Suite 210, Seattle, Washington 98117, pursuant to a month-to-month lease that currently  requires monthly rental payments of approximately  $4,795.
CST leases approximately 3,218 square feet of office space at 3220 South Higuera
Street, Suite 103, San Luis Obispo,  California 93401,  pursuant to a lease that will terminate in April 2003 and that currently requires monthly rental payments of $6,231.

Item 3.  Legal Proceedings.

     We were joined as a defendant along with several other telecom companies in a patent infringement case filed by Cygnus Telecommunications Technology, LLC in
February  2001.  The  plaintiff  alleged  that we and others  used its  patented technology  to operate a callback  system for long  distance  calls and  claimed damages in an unspecified amount. The original case was filed in the US District
Court,  Central  District of  California,  West Los Angeles  Division under case number 01-05943-DT-AIJX (C.D. CA). Then the case was subsequently transferred to the Northern  District of California under case number  MDL-1423RMW.  We settled the case on March 20, 2002, for less than 10% of our current assets.

     In August 2001,  we filed a civil  action in the US District  Court for the
Western  District  of  Washington  against  Pharmaceutical   Outcomes  Research,
claiming unfair  trademark  competition and trademark  dilution.  The action was dismissed for lack of jurisdiction on December 3, 2001. Concurrently, a Petition for Dispute  Resolution No. WIPO D-2001-1094,  was filed by us against this same
defendant  with  the  World  Intellectual   Property   Organization  in  Geneva,
Switzerland. That petition alleged a disputed domain registration.  Our petition was denied on December 18, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our security holders during our fourth fiscal quarter ended June 30, 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

     Our common stock is quoted on the NASD OTC Bulletin  Board under the symbol
"CGNW." The following table sets forth, for the periods indicated,  the high and low  closing  bid price  quotations  for the  common  stock as  reported  by the
National Quotation Bureau, LLC. Such quotations reflect inter-dealer prices, but
do  not  include  retail  mark-ups,   mark-downs  or  commissions  and  may  not
necessarily  represent actual  transactions.  On October 15, 2001, each share of our outstanding common stock was reverse split on a one for eight basis.

                                 High Closing Bid       Low Closing Bid
                                -------------------  ----------------------
Quarter ended June 30, 2002           $0.40                   $0.40
Quarter ended March 31, 2002           0.62                    0.62
Quarter ended December 31, 2001        0.91                   0.755
Quarter ended September 30,            0.15                    0.09
2001
Quarter ended June 30, 2001           $0.30                   $0.15
Quarter ended March 31, 2001           0.52                  0.0782
Quarter ended December 31, 2000      0.2812                  0.1875
Quarter ended September 30,            1.00                   0.625
2000

     As a result of our common stock not being quoted on a national exchange, an investor  may  find  it more  difficult  to  dispose  of or to  obtain  accurate quotations  as to the market  value of our common  stock.  In  addition,  we are subject to a rule  promulgated by the Securities  and Exchange  Commission.  The
rule  provides  that  various  sales  practice   requirements   are  imposed  on
broker/dealers  who sell our  common  stock to persons  other  than  established customers  and  accredited  investors.  For  these  types of  transactions,  the broker/dealer has to make a special suitability  determination for the purchaser and have received the purchaser's  written consent to the transactions  prior to sale.  Consequently,  the rule may have an  adverse  effect  on the  ability  of broker/dealers  to sell our  common  stock,  which may  affect  the  ability  of purchasers to sell our common stock in the open market.

     Historically, our common stock has not traded in high volumes. An active or liquid  trading  market  in our  common  stock  may not  develop  or, if it does develop, it may not continue.

     The market  price for our  common  stock  could be  subject to  significant
fluctuations  in  response  to  variations  in  quarterly   operating   results,
announcements of technological innovations or new products and services by us or our competitors,  and our failure to achieve operating  results  consistent with securities analysts' projections of our performance.

     The stock markets have  experienced  extreme price and volume  fluctuations and volatility that have particularly affected the market price of many emerging growth and development  stage companies.  Such  fluctuations and volatility have often been unrelated or  disproportionate  to the operating  performance of such companies.  Factors such as announcements of the introduction of new or enhanced services or related  products by us or our  competition,  announcements of joint development efforts or corporate partnerships in the telecommunications  market, market  conditions  in the  technology,  telecommunications  and other  emerging growth  sectors,  and  rumors  relating  to us or  our  competitors  may  have a significant impact on the market price of our common stock.

     As of August 30, 2002, there were approximately  1,326 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

     We have never paid and do not  anticipate  paying any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations and in the expansion of our business.

     The following is a table with information regarding our equity compensation plans as of June 30, 2002:

                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                available for
                       Number of                               future issuance
                   securities to be                             under equity
                      issued upon        Weighted-average       compensation
                      exercise of        exercise price of    plans (excluding)
                      outstanding           outstanding          securities
                    options, warrants    options, warrants      reflected in
Plan category         and rights            and rights           column (a)
                          (a)                  (b)                  (c)
------------------ ------------------- ---------------------- ------------------

Equity compensation
plans approved by
security holders            -0-           Not Applicable         625,000

Equity compensation
plans not approved
by security holders      1,080,000             $3.44               -0-

Total                    1,080,000             $3.44             625,000

     On December 7, 2001,  we closed a  transaction  in which we  purchased,  or redeemed,  2,712,500  shares of our common stock from the Anderson Family Trust.
The  Anderson  Family  Trust  delivered  shares  from  those  owned by  Cognigen
Corporation,  a company 98.9% owned by the Anderson Family Trust, to satisfy its obligation  pursuant to the  transaction.  Kevin E.  Anderson and members of his family are the beneficiaries of the Anderson Family Trust. Kevin E. Anderson may
be deemed  to  beneficially  own the  shares of the  common  stock  owned by the
Anderson Family Trust.

     As  consideration  for the share purchase,  among other  consideration,  we transferred  to Cantara  Communications  Corporation,  an  affiliate of Kevin E.
Anderson,  the rights to become the up-line for our current accounts and thereby be entitled to commissions,  fees and bonuses on our current customer  accounts, with a commission not to exceed 12%, which commission is limited by various caps for  the  first  12  months.  In  addition,  as a part of the  transaction,  our agreement  with Kevin E. Anderson  Consulting,  Inc.,  pursuant to which we paid
Kevin E. Anderson  Consulting,  Inc.  consulting fees of $14,583 per month,  was canceled,  and Kevin E. Anderson was retained for 24 months from January 1, 2002 at the rate of  $1,000.00  per  month to  provide  up to 20 hours  telecommuting consulting services to us per month.

     In April 2002,  Troy Carl  resigned as our Vice  President of Marketing and from our board of  directors.  In  consideration  for his  resignation  from the position of Vice President of Marketing,  Mr. Carl received a severance  package consisting  of cash,  100,000  shares of our  common  stock  and a  nonqualified five-year option to purchase 50,000  additional shares of our common stock at an exercise  price of $0.55 per  share,  which was the  market  value of our common stock on the grant date of April 19, 2002.

     The shares and option  were  issued in  reliance  upon the  exemption  from registration  contained  in Section  4(2) of the  Securities  Act.  Mr. Carl had
available  to  him  full   information   concerning  us  and  the   certificates
representing the shares and option have a legend prohibiting transfer unless the shares or option are  registered  under the  Securities  Act or the  transfer is exempt from the registration requirements thereof. No underwriters were involved in this transaction.

     In June 2002 we also  granted  options to six of our  employees to purchase
30,000 shares of our common stock at an exercise price of $0.41 per share, which was the market value of our common  stock on the grant date.  We do not consider the grants of these options to constitute sales.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

Overview

     We are a marketer of long distance  telephone  and personal  communications services and a licensed,  facilities  based  interstate and  international  long distance  carrier.  We receive  commissions from sales of these services through agents and affinity  groups,  from  telecommunications  sales of prepaid calling cards and from the sale of call switching services.

Results of Operations

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

     Total revenue for the fiscal year ended June 30, 2002 was up 63.8% over the previous year, to $11,075,261 compared to $6,759,918 for the year ended June 30,
2001,  an  increase  of  $4,315,343.   Commission  revenue  increased  54.8%  to
$7,089,784  for the 2002 year compared to $4,580,651  for the 2001 year. A major portion of this  increase  resulted from an increase in our  registered  agents.
Telecommunications revenue increased 86.1% to $3,984,973 for the year ended June
30,  2002  as  compared  to  $2,141,322  for  the  year  ended  June  30,  2001.
Contributors to this increase included new products such as  Cogniconference,  a new conferencing  system that functions in the  international  market as well as the  domestic  market,  and an  increase in the number of CST's  customers  from
18,810 as of June 30,  2001 to 33,988 as of June 30,  2002,  an increase of 80%.
Other  revenue  decreased  to $504 for the year ended June 30, 2002  compared to
$37,945 for the year ended June 30, 2002.

     Commission  expense  paid  to our  agents  related  to  commission  revenue increased  from  $2,704,894  for the year ended June 30, 2001 to $ 4,570,835 for the year ended June 30, 2002,  an increase of 69% that was  directly  related to the  increase in  commission  revenue.  Telecommunications  operating  expenses, primarily carrier costs,  increased  $783,935 during the 2002 year over the 2001 year in a direct  relation  to the  increase in  revenue.  Selling,  general and administrative  expenses  increased  only $634,610 for the 2002 year compared to the 2001 year,  or 17%  compared  to an  increase in revenue of 64% for the same period.  Depreciation and  amortization  decreased to $145,905 for the 2002 year compared to $1,220,539  for the 2001 year because of our decision to adopt early the provisions of Statement of Financial  Accounting  Standards Nos. 141 and 142
which no longer allows for the amortization of goodwill. Goodwill was tested for impairment at year-end and no adjustments were required.

     Losses from operations decreased for the year ended June 30, 2002 to a loss of  $392,044  from a loss of  $2,497,535  for the year  ended June 30,  2001,  a reduction of $2,105,491.  This reduction resulted from a substantial increase in revenue  compared  to the  2001  year  coupled  with a  lower  increase  in most
corresponding costs, but not commission   expenses.  The results from operations
for the fourth quarter ended June 30, 2002 was a net profit of $74,481  compared to a net loss of $681,837 for the quarter ended June 30, 2001.

     Interest expense decreased for the year ended June 30, 2002 to $33,757 from
$67,847 for the year ended June 30, 2001. The reduction of $34,090 resulted from the payoff of a portion of long-term debt.

     The loss before interest,  taxes, depreciation and amortization improved in the year ended June 30, 2002 to a loss of $246,139  from a loss of $1,276,996 in the year ended June 30, 2001.  The reduction is primarily due to better  overall performance and limited cost increases.

Seasonality and Economic Conditions

     Our revenue and sales are not affected by seasons of the year.

Inflation

     We do not believe that  inflation  had a material  impact on our results of operations for the fiscal years ended June 30, 2002 or 2001.

Liquidity and Capital Resources

     We  historically  funded our  operations  primarily  from  stock  sales and operations.  At June 30, 2002 we had cash and cash  equivalents  of $482,717 and negative  working capital of $1,177,802.  There was an increase in cash and cash equivalents of $185,770 for the year ended June 30, 2002 as compared to the year ended June 30, 2001 in which we realized a decrease of $420,397 in cash and cash equivalents.  Our negative  working capital  increased to $1,177,802 at June 30,
2002 as compared to $405,115 at June 30, 2001. This increase is due primarily to the recognition of the current  portion of deferred  commissions of $511,200 and an increase in commissions  payable of $524,879 offset in part by an increase in commissions receivable of $233,437.

     Cash  provided  by  operations  during  the year  ended  June 30,  2002 was
$414,565. The major contributor to this was the reduced net loss for the year of
$388,776  (including the net profit for the fourth  quarter of $74,481),  before adjustments for non-cash items of depreciation and  amortization of $145,905,  a decrease in employee receivables of $37,005, a reduction of inventory of $7,903, a reduction  of other  current  assets of $183,329,  an increase in  commissions payable of $524,879, an increase in other accrued liabilities of $88,011,  stock options  and stock  issued of  $139,450,  provision  for  doubtful  accounts  of
$61,208,  a decrease in accounts  receivable  of $66,283 and a decrease in notes receivable of $35,803.

     Additional  uses of  cash  included  increased  commissions  receivable  of
$294,645,  decreased  deferred  income taxes of $37,025,  increased  deposits of
$52,383,  and decreased  accounts  payable and deferred  revenue.  Cash used for investing  activities  was  $63,436  for  capital  expenditures.  Cash  used  in financing  activities  included  proceeds  from sale of common stock of $299,985 less payment of notes payable of $175,000,  payments on deferred  commissions of
$278,030, and payments on capital leases of $12,314.

     We have a note payable of $126,499 at June 30, 2002. We have  maturities of this note of $126,499 required during the next twelve months.

     As of June 30, 2002, we had an accumulated deficit of $11,307,652.  We have only operated  profitability during the quarter ended June 30, 2002. There is no assurance that we will operate profitably in the future.

     As of June 30, 2002, we had available cash of $482,717.  We anticipate that we will need  additional  financing  in the  future to expand  unless we realize sufficient cash flow from our current operations. We have suffered losses in the past and there are no  assurances  that we will realize a  sufficient  amount of cash flow from our current  operations to expand.  If we do not, we will have to reduce or discontinue our plans for expansion.

     Cash generated from  operations and financing  activities was sufficient to meet our working capital  requirements for the year ended June 30, 2002, but may not be sufficient to meet our working capital  requirements  for the foreseeable future.  We are looking at various  financing and equity  opportunities  to meet current  operating  and capital  requirements  until we can be sustained by cash flow from our operations. As a result of this search, during the year ended June
30,  2002,  we sold  750,000  shares of common  stock and  warrants  to purchase
600,000 shares of common stock to two current  investors for $299,985 and issued
42,660  shares to our officers for agreeing to temporary  salary  reductions  of
$27,257.  The  warrants  have an  excercise  price of $1.00 and  100,000  of the warrants  expire in two years and 500,000 expire in four years. We are currently negotiating a transaction to secure additional equity financing. There can be no assurance we will be able to secure  additional debt or equity financing or that operations  will  produce  adequate  cash  flow to  enable us to meet all of our future obligations.  However, we believe that we will be successful in producing sufficient  cash flow from all  collective  sources to continue for at least the next twelve months.

Critical Accounting Policies

     We  have  identified  the  policies  below  as  critical  to  our  business operations and the  understanding of our results of operations.  In the ordinary course of business,  we have made a number of estimates and assumptions relating to the  reporting  of results  of  operations  and  financial  condition  in the preparation of our financial statements in conformity with accounting principles
generally   accepted  in  the  United   States.   Actual  results  could  differ
significantly  from those estimates under different  assumptions and conditions.
We believe that the following  discussion addresses our most critical accounting policies,  which are  those  that are most  important  to the  portrayal  of our financial  condition and results of operations  and require our most  difficult, subjective,  and  complex  judgments,  often  as a  result  of the  need to make estimates about the effect of matters that are inherently uncertain.

     Our critical accounting policies are as follows:

        o     commissions receivable;
        o     goodwill;
        o     valuation of long-lived assets;
        o     commissions payable; and
        o     reserve recognition.

Commissions Receivable

     Commissions   receivable   represent   amounts  due  from   providers   for
telecommunication   services  used  by  subscribers.   Typically  providers  pay
commissions  due to us sixty days after the usage month-end to allow for billing and collection.

     An allowance  for  doubtful  accounts of $118,208 at June 30, 2002 has been established by us to provide for potential  uncollectible accounts and is deemed to be adequate by management based on historical results.

     We have  commissions  from two vendors that  generated 12% and 11% of total revenue and made up 15% and 19% of  commissions  receivable at June 30, 2002. We have two vendors that generated 25% of total revenue for the year ended June 30,
2001.

Goodwill

     The  excess of the  purchase  price  over net  assets  acquired  by us from unrelated  third  parties is recorded as goodwill.  Goodwill  resulted  from the acquisition  of CST. In July 2001,  the  Financial  Accounting  Standards  Board
("FASB") issued  Statement of Financial  Accounting  Standards Nos. 141 and 142,
"Business  Combinations" and "Goodwill and Other Intangible  Assets."  Statement
141  requires  all  business  combinations  initiated  after June 30, 2001 to be accounted for using the purchase  method.  Under the guidance of Statement  142, goodwill is no longer subject to  amortization  over its estimated  useful life.
Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test.  We adopted  these  statements as of July 1,
2001.  Further,  we recorded no  amortization  expense on goodwill  for the year ended June 30, 2002.  Goodwill was tested for impairment at the time of adoption and in the fourth  quarter.  No impairment was recorded as the fair value of the reporting  unit exceeded its carrying  value.  As a result of Statement  142, we will no longer be  recognizing  approximately  $986,000  in annual  amortization expense  related to goodwill.  The effect of adopting  Statement 142 on reported net income exclusive of amortization expense (including any related tax effects)
for the year ended June 30, 2001, is shown in the Statement of Operations.

Valuation of Long-Lived Assets

     We assess  valuation of long-lived  assets in accordance  with Statement of
Financial  Accounting  Standards  No. 121,  "Accounting  for the  Impairment  of
Long-Lived  Assets and for Long-Lived Assets to be Disposed Of". We periodically evaluate the carrying value of long-lived assets to be held and used,  including goodwill and other intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered  impaired when
the   anticipated   undiscounted   cash  flow  from  such  asset  is  separately
identifiable  and is less than its  carrying  value.  In that  event,  a loss is recognized  based on the amount by which the  carrying  value  exceeds  the fair market value of the long-lived asset. Fair market value is determined  primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Commissions Payable

     Commissions payable represent amounts due to agents for commissions related to the usage for which we are due commission  income from our  providers.  It is our policy to pay commissions to our agents only after receiving commissions due from our providers.  This policy results in approximately  two months commission payable at any point in time.

Revenue Recognition

Marketing Commissions

     Marketing  commission  income  from  the sale of  long-distance  telephone, personal  communication devices and marketing products is recognized at the time of sale.

Telecommunications

     Calling  card and pin revenue is recorded  when the calling  cards and pins are  shipped.  Our policy is to delay  shipment of calling  cards and pins for a two-week  period  after  receipt  of cash to allow for  processing.  This  delay results in deferred revenue,  which is recorded as a liability until the calling cards are shipped.  Calling card revenue  includes  amounts paid for the cost of the telecommunications services provided by third-party carriers.

     Long  distance  phone  services  revenue  is  recorded  when  services  are rendered.

     Prepaid  long  distance  phone  service is  initially  recorded as deferred revenue and is recognized as the prepaid minutes are used by the customer.

Recently Issued Accounting Pronouncements

     In  August  2001,  the FASB  issued  SFAS No.  143,  "Accounting  for Asset
Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset  retirement  obligation  to be  recognized in the period in which it is incurred  if a  reasonable  estimate of fair value can be made.  The  associated asset  retirement  costs are  capitalized as part of the carrying  amount of the long-lived  asset.  SFAS No. 143 is effective for us for fiscal years  beginning after June 15,  2002.  We believe the  adoption of this  statement  will have no material impact on its consolidated financial statements.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment or Disposal of  Long-Lived  Assets." SFAS No. 144 requires that those long-lived  assets be measured  at the lower of  carrying  amount or fair value, less cost to sell,  whether  reported in continuing  operations or  discontinued
operations. Therefore, discontinued operations will no longer be measured at net realizable  value or include  amounts  for  operating  losses  that have not yet occurred.  SFAS No. 144 is effective for financial  statements issued for fiscal years  beginning  after  December  15,  2001 and,  generally,  is to be  applied prospectively.

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

                             COGNIGEN NETWORKS, INC.

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                             June 30, 2002 and 2001

                             COGNIGEN NETWORKS, INC.

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cognigen Networks, Inc.
Seattle, Washington

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Cognigen
Networks,  Inc. and subsidiary as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2002 and 2001. These consolidated  financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial position of Cognigen Networks,
Inc. and subsidiary as of June 30, 2002, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 in  conformity  with accounting principles generally accepted in the United States of America.

                                           /s/Ehrhardt Keefe Steiner & Hottman PC
                                              Ehrhardt Keefe Steiner & Hottman PC
July 30, 2002
Denver, Colorado

                             COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheet
                                  June 30, 2002

                                     Assets

Current assets
   Cash .......................................................   $    482,717
   Accounts receivable ........................................        211,826
   Commissions receivable, net of allowance for
    doubtful accounts of $118,208 .............................      1,080,349
   Employee receivable ........................................          1,865
   Inventory ..................................................         35,960
   Other current assets .......................................         23,713
                                                                  ------------
     Total current assets .....................................      1,836,430
                                                                  ------------

Non-current assets
   Property and equipment, net ................................        237,811
   Deposits and other assets ..................................         94,839
   Goodwill ...................................................      2,893,029
                                                                  ------------
     Total non-current assets .................................      3,225,679
                                                                  ------------

Total assets ..................................................   $  5,062,109
                                                                  ============

                       Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable ...........................................   $    610,585
   Accrued liabilities ........................................        283,101
   Commissions payable ........................................      1,462,802
   Deferred revenue ...........................................         17,790
   Current portion of deferred commissions ....................        511,200
   Current portion of capital lease obligation ................          2,255
   Note payable ...............................................        126,499
                                                                  ------------
     Total current liabilities ................................      3,014,232
                                                                  ------------

Non-current liabilities
   Deferred commissions .......................................      1,299,392
   Capital lease obligation, less current portion .............          4,995
                                                                  ------------
     Total non-current liabilities ............................      1,304,387
                                                                  ------------
     Total liabilities ........................................      4,318,619
                                                                  ------------

Commitments and contingencies

Stockholders' equity
   Common stock $.001 par value, 300,000,000 shares authorized;
    9,054,456 shares issued and outstanding ...................          9,054
   Additional paid-in capital .................................     12,042,088
   Accumulated deficit ........................................    (11,307,652)
                                                                  ------------
     Total stockholders' equity ...............................        743,490
                                                                  ------------

Total liabilities and stockholders' equity ....................   $  5,062,109
                                                                  ============

                 See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Operations

                                              For the Years Ended
                                                   June 30,
                                         ----------------------------
                                             2002            2001
                                         ------------    ------------
Revenue
   Marketing commissions .............   $  7,089,784    $  4,580,651
   Telecommunications ................      3,984,973       2,141,322
   Other .............................            504          37,945
                                         ------------    ------------
     Total revenue ...................     11,075,261       6,759,918
                                         ------------    ------------

Operating expenses
   Marketing commissions .............      4,570,835       2,704,894
   Telecommunications ................      2,323,748       1,539,813
   Selling, general and administrative      4,426,817       3,792,207
   Depreciation and amortization .....        145,905       1,220,539
                                         ------------    ------------
     Total operating expenses ........     11,467,305       9,257,453
                                         ------------    ------------

Loss from operations .................       (392,044)     (2,497,535)

Interest expense .....................         33,757          67,847
                                         ------------    ------------

Loss before income taxes .............       (425,801)     (2,565,382)

Deferred income tax benefit (expense)          37,025         (37,025)
                                         ------------    ------------

Net loss .............................   $   (388,776)   $ (2,602,407)
                                         ============    ============

Reported net loss ....................   $   (388,776)   $ (2,602,407)
Add back:  Goodwill amortization .....           --           986,433
                                         ------------    ------------

Adjusted net loss ....................   $   (388,776)   $ (1,615,974)
                                         ============    ============

Basic and diluted loss per common share:
   Reported net loss..................   $      (0.04)   $      (0.25)
   Goodwill amortization..............           --              0.10
                                         ------------    ------------
Adjusted basic and diluted loss
 per common share.....................           --              0.15)
                                         ============    ============

Basic and diluted weighted average
 common shares outstanding............      9,778,940      10,617,489
                                         ============    ============

                 See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

            Consolidated Statement of Changes in Stockholders' Equity
                   For the Years Ended June 30, 2002 and 2001

                                    Common Stock              Additional                        Total
                            ----------------------------        Paid-in       Accumulated    Stockholders'
                               Shares          Amount           Capital         Deficit         Equity
                            ------------    ------------     ------------    ------------    ------------

Balance - June 30, 2000 .     10,535,609    $     10,535     $ 13,667,794    $ (8,316,469)   $  5,361,860

Common stock issued to
  employee ..............          2,750               3           21,997            --            22,000

Stock issued for finders'
 fee related to work
 completed on the reverse
 acquisition ............        275,000             275             (275)           --              --

Net loss ................           --              --               --        (2,602,407)     (2,602,407)
                            ------------    ------------     ------------    ------------    ------------

Balance - June 30, 2001 .     10,813,359          10,813       13,689,516     (10,918,876)      2,781,453

Common stock issued for
 cash ...................        750,000             750          299,235            --           299,985

Common stock issued for
  services ..............        203,598             203          122,598            --           122,801

Common stock repurchased
 pursuant to Stock
 Redemption Agreement ...     (2,712,501)         (2,712)      (2,085,910)           --        (2,088,622)

Options to purchase
 Company stock issued to
 consultant .............           --              --             16,649            --            16,649

Net loss ................           --              --               --          (388,776)       (388,776)
                            ------------    ------------     ------------    ------------    ------------

Balance - June 30, 2002 .      9,054,456    $      9,054     $ 12,042,088    $(11,307,652)   $    743,490
                            ============    ============     ============    ============    ============

                 See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Cash Flows

                                                         For the Years Ended
                                                               June 30,
                                                      --------------------------
                                                          2002          2001
                                                      -----------    -----------
Cash flows from operating activities
  Net loss ........................................   $  (388,776)   $(2,602,407)
                                                      -----------    -----------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
   Depreciation and amortization ..................       145,905      1,220,539
   Provision for doubtful accounts ................        61,208         32,000
   Stock options granted to non-employees and stock
     issued for services ..........................       139,450         22,000
   Deferred income taxes ..........................       (37,025)        37,025
   Changes in assets and liabilities
     Accounts receivable ..........................        66,283       (238,308)
     Commissions receivable .......................      (294,645)      (340,749)
     Employee receivable ..........................        37,005        (37,209)
     Note receivable - related party ..............        35,803         50,000
     Inventory ....................................         7,903         89,623
     Other current assets .........................       183,329        209,986
     Deposits and other assets ....................       (52,383)        46,096
     Accounts payable .............................       (54,343)       567,508
     Accrued liabilities ..........................        88,011         92,172
     Commissions payable ..........................       524,879        611,242
     Deferred revenue .............................       (48,039)        60,519
                                                      -----------    -----------
                                                          803,341      2,422,444
                                                      -----------    -----------
      Net cash provided by (used in) operating
      activities ..................................       414,565       (179,963)
                                                      -----------    -----------

Cash flows from investing activities
  Purchases of property and equipment .............       (63,436)       (38,563)
                                                      -----------    -----------
      Net cash used in investing activities .......       (63,436)       (38,563)
                                                      -----------    -----------

Cash flows from financing activities
  Payments on notes payable .......................      (175,000)       (95,000)
  Payments on deferred commissions ................      (278,030)          --
  Payments on capital leases ......................       (12,314)      (106,871)
  Proceeds from the sale of common stock ..........       299,985           --
                                                      -----------    -----------
      Net cash used in financing activities .......      (165,359)      (201,871)
                                                      -----------    -----------

Net increase (decrease) in cash ...................       185,770       (420,397)

Cash - beginning of year ..........................       296,947        717,344
                                                      -----------    -----------

Cash - end of year ................................   $   482,717    $   296,947
                                                      ===========    ===========

(Continued on following page.)

                 See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Cash Flows

(Continued from previous page.)

Supplemental disclosure of cash flow information:

      Cash paid for interest was $10,093 (2002) and $116,024 (2001).

Supplemental disclosure of non-cash activity:

      During the year ended June 30, 2002:

          The Company  obtained  fixed assets valued at $7,732 through a capital lease.

          The  Company  accepted  a piece of  equipment  as full  payment  on an outstanding accounts receivable balance of $21,245.

          The Company re-purchased  2,712,501 shares of common stock in exchange for future commissions valued at $2,088,622 (Note 7).

      During the year ended June 30, 2001:

          The Company  returned  customer lists with a net value of $775,000 and received in  consideration  the  cancellation  of debt of $510,000 and accrued interest of $179,197  associated with the lists and received a note receivable of $85,803.

          The Company  converted  $81,499 of accrued  interest into a promissory note payable.

                 See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Cognigen  Networks,  Inc.,  (the Company),  was  incorporated in May 1983 in the
State of Colorado to engage in the cellular radio and broadcasting  business and to engage in any other lawful  activity  permitted  under  Colorado law. In June
1988,  the  Company  changed  its  name  to  Silverthorne   Production   Company
(Silverthorne)  and  commenced  operations  in the oil and gas  industry.  These operations were discontinued in 1989. Since 1989,  Silverthorne had attempted to locate  acquisition  prospects  and  negotiate  an  acquisition.  Silverthorne's pursuit of an acquisition  did not  materialize  until August 20, 1999, with the
acquisition  of  the  assets  of   Inter-American   Telecommunications   Holding
Corporation  (ITHC),  which  was  accounted  for as a reverse  acquisition.  The surviving entity changed its name to Cognigen Networks, Inc. on July 12, 2000.

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

Principles of Consolidation

The  accompanying  consolidated  financial  statements  include the  accounts of
Cognigen Networks,  Inc. and its subsidiary,  Cognigen  Switching  Technologies,
Inc. (Cognigen Switching).  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid  instruments  purchased with an original maturity of three months or less to be cash equivalents. The Company continually
monitors  its  positions   with,  and  the  credit  quality  of,  the  financial
institutions it invests with. As of the balance sheet date, balances of cash and cash equivalents exceeded the federally insured limit by approximately $325,000.

Commissions Receivable

Commissions    receivable    represent    amounts   due   from   providers   for
telecommunication   services  used  by  subscribers.   Typically  providers  pay
commissions due to the Company sixty days after the usage month-end to allow for billing and collection.

An  allowance  for  doubtful  accounts  of  $118,208  at June 30,  2002 has been established by the Company to provide for potential  uncollectible  accounts and is deemed to be adequate by management based on historical results.

The Company had commissions from two vendors that generated 12% and 11% of total revenue and made up 15% and 19% of commissions  receivable at June 30, 2002. The
Company had two vendors that  generated  25% of total revenue for the year ended
June 30, 2001.

Inventory

Inventory  consists of advertising  supplies and prepaid  calling cards held for resale  and is  stated  at the  lower of cost or  market,  determined  using the first-in, first-out method (FIFO). Calling cards are purchased from a variety of vendors at a discount from the face value. Excise tax of 3% of the face value is paid at the time of purchase. When the calling cards are sold, the excise tax is collected and offset against the prepaid excise tax.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line  method over the estimated useful lives for owned assets,  ranging from 3 to 7 years.

Goodwill

The excess of the  purchase  price over net assets  acquired by the Company from unrelated  third  parties is recorded as goodwill.  Goodwill  resulted  from the acquisition of Cognigen  Switching.  In July 2001, the FASB issued  Statement of
Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business  Combinations"
and  "Goodwill  and Other  Intangible  Assets."  SFAS 141  requires all business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the purchase method.  Under the guidance of SFAS 142,  goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual  assessment  for  impairment by applying a fair value base test.  The Company  adopted these  statements as of July 1, 2001.  Further,  the
Company recorded no amortization expense on goodwill for the year ended June 30,
2002.  Goodwill  was tested for  impairment  at the time of adoption  and in the fourth  quarter.  No impairment  was recorded as the fair value of the reporting unit exceeded its carrying  value.  As a result of SFAS 142, the Company will no longer be  recognizing  approximately  $986,000 in annual  amortization  expense related to  goodwill.  The effect of adopting  SFAS 142 on  reported  net income exclusive of  amortization  expense  (including any related tax effects) for the year ended June 30, 2001, is shown in the Statement of Operations.

Valuation of Long-Lived Assets

The Company assesses  valuation of long-lived assets in accordance with SFAS No.
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

Commissions Payable

Commissions  payable represent amounts due to agents for commissions  related to the usage for which the Company is due commission income from its providers.  It is the Company's  policy to pay  commissions to its agents only after  receiving commissions  due from its providers.  This policy results in  approximately  two months commission payable at any point in time.

Income Taxes

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on the differences  between the tax basis of assets and  liabilities and their reported amounts in the  financial  statements  that will result in taxable or deductible amounts in future years.  Deferred tax assets and liabilities are measured using enacted tax rates  expected to be recovered  or settled.  The effect on deferred tax assets and  liabilities  of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

Marketing Commissions

Marketing commission income from the sale of long-distance  telephone,  personal communication devices and marketing products is recognized at the time of sale.

Telecommunications

Calling  card and pin  revenue is recorded  when the calling  cards and pins are shipped. The Company's policy is to delay shipment of calling cards and pins for a two-week  period  after  receipt of cash to allow for  processing.  This delay results in deferred revenue,  which is recorded as a liability until the calling cards are shipped.  Calling card revenue  includes  amounts paid for the cost of the telecommunications services provided by third-party carriers.

Long distance phone service revenue is recorded when services are rendered.

Prepaid long distance  phone service is initially  recorded as deferred  revenue and is recognized as the prepaid minutes are used by the customer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses  during the reporting period. Actual results could differ from those estimates.

Basic Loss Per Share

The Company  applies the  provisions of SFAS No. 128,  "Earnings Per Share" (FAS
128).  All  dilutive  potential  common  shares have an  antidilutive  effect on diluted per share amounts and, therefore,  have been excluded in determining net loss per share.  The Company's  basic and diluted loss per share are  equivalent and accordingly  only basic loss per share has been presented.  Shares issued in the initial capitalization of the Company have been treated as outstanding since inception.

Advertising Costs

The Company expenses advertising costs as incurred.  Total advertising costs for the years ended June 30, 2002 and 2001 were $148,455 and $119,198, respectively.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143,  "Accounting for Asset  Retirement
Obligations."  SFAS No. 143 requires the fair value of a liability  for an asset retirement  obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are  capitalized as part of the carrying  amount of the long-lived  asset.
SFAS No. 143 is effective for the Company for fiscal years  beginning after June
15,  2002.  The Company  believes the  adoption of this  statement  will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of  Long-Lived  Assets."  SFAS No. 144 requires  that those  long-lived assets be measured at the lower of carrying  amount or fair value,  less cost to sell,  whether  reported in continuing  operations or  discontinued  operations.
Therefore,  discontinued operations will no longer be measured at net realizable value or include amounts for operating  losses that have not yet occurred.  SFAS
No. 144 is effective for financial  statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

Reclassifications

Certain  amounts  in  the  2001  consolidated  financial  statements  have  been reclassified to conform to the 2002 presentation.

Note 2 - Basis of Presentation

On March 15,  2001,  the  stockholders  adopted an  Amendment to the Articles of
Incorporation  that  increased  the number of shares of common stock  authorized from 50,000,000 to 300,000,000.

On October 15, 2001, a  one-for-eight  (1:8)  reverse stock split took place and has been reflected retroactively in these financial statements.

Note 3 - Property and Equipment

Property and equipment consist of the following:

                                                      June 30,
                                                        2002
                                                    -----------

Furniture and fixtures ...................          $    20,025
Computer equipment .......................              144,117
Equipment ................................              229,217
Leasehold improvements ...................              191,268
Software .................................              138,166
                                                    -----------
                                                        722,793
Less accumulated depreciation.............             (484,982)
                                                    -----------

                                                    $   237,811
                                                    ===========

Note 4 - Related Party Transactions

The Company  received an $85,803 note from a related party in  conjunction  with the return of customer lists to the related party.  The note was paid in full in
2002.

Note 5 - Note Payable

Note payable consists of the following:

                                                                       June 30,
                                                                         2002
                                                                     -----------
12% secured  promissory  note  payable,  principal  and interest were due  February  12,  2001.  The  Company  is  currently  in default  on this  note  but is  making  monthly  principal  and
 interest payments in varying amounts.                               $   126,499
                                                                     ===========

Note 6 - Income Taxes

The Company  recognizes  deferred  tax  liabilities  and assets for the expected future tax  consequences  of events  that have been  included  in the  financial statements or tax returns.  Deferred tax  liabilities  and assets are determined based on the difference between the financial  statement and tax basis of assets and liabilities  using the enacted tax rates in effect for the year in which the differences  are expected to reverse.  The measurement of deferred tax assets is reduced,  if necessary,  by the amount of any tax benefits that are not expected to be realized based on available evidence.

The Company's temporary differences result primarily from differing depreciation and amortization periods of certain assets, provision for doubtful accounts, net operating  loss  carryforwards  and the  recognition  of  certain  expenses  for financial  statement  purposes  and  not  for  tax  purposes.  The  Company  has approximately  $4,036,000 of net operating loss  carryforwards,  which expire in varying amounts through 2022, if unused.

The net  current  and  long-term  deferred  tax  assets and  liabilities  in the accompanying balance sheet include the following:

                                                      June 30,
                                                        2002
                                                    -----------

Current deferred tax asset ...............          $    62,000
Current deferred tax liability ...........                  --
Valuation allowance ......................              (62,000)
                                                    -----------

  Net current deferred tax asset .........          $       --
                                                    ===========

Long-term deferred tax asset .............          $ 1,591,000
Long-term deferred tax liability .........           (1,079,000)
Valuation allowance ......................             (512,000)
                                                    -----------

  Net long-term deferred tax asset........          $      --
                                                    ===========

Temporary  differences and carryforwards giving rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                      June 30,
                                                        2002
                                                    -----------
Current
      Allowance for doubtful accounts.....          $    62,000
Long-term
      Net operating loss carryforwards....            1,506,000
      Property and equipment .............               85,000
      Goodwill ...........................           (1,079,000)
      Less valuation allowance ...........             (574,000)
                                                    -----------

                                                    $       --
                                                    ===========

The  components of the provision for income tax benefit  (expense)  reflected in the consolidated statements of operations are as follows:

                                                        For the Years Ended
                                                              June 30,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------      -----------

Current...................................          $       --       $       --
Deferred..................................               37,025          (37,025)
                                                    -----------      -----------

                                                    $    37,025      $   (37,025)
                                                    ===========      ===========

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to  pre-tax  accounting  net loss  compared  to the income  taxes in the consolidated statements of operations:

                                                        For the Years Ended
                                                              June 30,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------      -----------

Income tax benefit at the statutory rate .          $  (144,772)     $  (872,230)
State and local income taxes, net of
 federal income tax ......................              (14,051)         (84,658)
Change in valuation allowance ............              517,000           56,778
Nondeductible expenses ...................               50,000          864,534
Other timing differences, net ............             (370,972)          (1,449)
                                                    -----------      -----------

Deferred income tax benefit (expense) ....          $    37,205      $   (37,025)
                                                    ===========      ===========

Note 7 - Stockholders' Equity

Preferred Stock

On March 15, 2001, the Company authorized  20,000,000 shares of preferred stock.
As of June 30, 2002, no preferred shares were issued or outstanding.

Common Stock Issuances

In December  2000,  the Company issued 2,750 shares of common stock to employees valued at $22,000 as stock-based compensation.

In March  2001,  the  Company  issued  275,000  of  common  stock  as the  final installment  of finders' fees related to work performed on the completion of the reverse acquisition.  These shares were valued at $286,000,  or $0.13 per share, and reported on a net basis in additional paid-in capital.

In September  2001 and April 2002,  the Company issued a total of 150,000 shares of common stock to a consultant valued at $87,001 as stock-based compensation.

On September 24, 2001, the Board of Directors  authorized the issuance of 42,660 shares of common stock to several  officers of the Company  valued at $27,300 as stock-based compensation.

In October and November  2001,  the Company sold 750,000  shares of common stock and  warrants  to  purchase  600,000  shares  of  common  stock at $1.00 for net proceeds of $299,985 in cash.

In September and October  2001,  the Company  authorized  the issuance of 10,938 shares in  exchange  for  services  valued at $8,500.  The shares were issued in
November 2001.

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a shareholder,  in which the shareholder agreed to sell to the Company 2,712,501 shares of the Company's  common stock, at  approximately  $.77 per share,  which approximates  market value,  in exchange for  potential  future  commissions  of
$2,088,622 on certain  customers,  as defined in the agreement.  The shares were purchased in December 2001. Deferred  commissions payable will be paid out based upon future commissions  earned as defined in the agreement.  The agreement does not guarantee that future  commissions will be earned.  As of June 30, 2002, the remaining balance of deferred  commissions  payable was $1,810,592.  The Company has classified  $511,200 as an estimate of the current portion of this agreement based on historical commissions of the customers.

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

In September  2001,  various  individual  and  corporate  option  holders of the
Company  voluntarily  surrendered  to the  Company,  stock  options to  purchase
3,050,000 million shares of the Company's common stock. The surrendered  options had an  exercise  price of $3.68 per  share,  and would not have  expired  until
August 24, 2004. The Company  originally  granted options to purchase a total of
4,050,000  million  of the  Company's  common  stock in  August  1999.  With the surrender by these option holders,  there remain outstanding options to purchase
1,000,000  million shares at $3.68 per share that can be exercised  until August
2004.

During  the year ended June 30,  2002,  the  Company  issued  30,000  options to purchase the Company's  common stock to employees.  The options have an exercise price of $.41 and expire 5 years  from  issuance.  The  options  were  valued at
$21,227 using the below Black-Scholes assumptions.

During  the year ended June 30,  2002,  the  Company  issued  50,000  options to purchase the Company's common stock to an outside  consultant.  The options have an exercise  price of $.55 and expire 5 years from  issuance.  The options  were valued at $16,649 using the Black-Scholes assumptions below.

The following table presents the activity for options outstanding:

                                                                       Weighted
                                                                        Average
                                                       Stock           Exercise
                                                      Options            Price
                                                    -----------      -----------

Outstanding - June 30, 2000...............            4,050,000      $      3.68
      Granted.............................                  --               --
      Forfeited/canceled..................                  --               --
      Exercised...........................                  --               --
                                                    -----------      -----------

Outstanding - June 30, 2001...............            4,050,000             3.68
      Granted.............................               80,000             0.50
      Forfeited/canceled..................           (3,050,000)            3.68
      Exercised...........................                   --              --
                                                    -----------      -----------

Outstanding - June 30, 2002...............            1,080,000      $      3.44
                                                    ===========      ===========

The  following  table  presents  the  composition  of  options  outstanding  and exercisable:

                           Options Outstanding                 Options   Exercisable
Range of Exercise Prices   Number      Price*       Life*       Number     Price*
------------------------  ---------- ----------- ----------- ----------- -----------
         $ 0.55               50,000                    5.00      50,000
         $ 0.46            1,000,000                    2.16   1,000,000
         $ 0.41               30,000                    5.00      30,000
                          ----------             ----------- -----------

Total - June 30, 2002      1,080,000 $      3.44          -    1,080,000 $      3.44
                          ========== =========== =========== =========== ===========

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The  Company  has  adopted  the  disclosure-only  provisions  of SFAS  No.  123,
"Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been  recognized  for the stock  option  plans.  Had  compensation  cost for the
Company's  option been determined  based on the fair value at the grant date for awards  consistent  with the  provisions of SFAS No. 123, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

                                                        For the Years Ended
                                                              June 30,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------      -----------

Net loss - as reported ...................         $   (388,776)     $(2,602,407)
Net loss - pro forma .....................         $   (426,652)     $(2,602,407)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

Approximate risk free rate ...............                   4.00%
Average expected life ....................                  5 years
Dividend yield ...........................                    0%
Volatility ...............................                   113%
Estimated fair value of total options
 granted .................................                  $37,876

Warrants

During the year ended June 30,  2002,  the  Company  granted  outside  investors
600,000  warrants to purchase the Company's common stock in conjunction with the purchase of 750,000 shares of common stock.  The warrants have an exercise price of $1 and  100,000 of the  warrants  expire in 2 years and  500,000  expire in 4 years.

The following table presents the activity for warrants outstanding:

                                                                       Weighted
                                                                       Average
                                                     Number of         Exercise
                                                      Warrants          Price
                                                    -----------      -----------

Outstanding - June 30, 2000 ..............                  --       $       --
      Issued .............................                  --               --
      Forfeited/canceled .................                  --               --
      Exercised ..........................                  --               --
                                                    -----------      -----------

Outstanding - June 30, 2001 ..............                  --               --
      Issued .............................              600,000             1.00
      Forfeited/canceled .................                  --               --
      Exercised ..........................                  --               --
                                                    -----------      -----------

Outstanding - June 30, 2002 ..............              600,000      $      1.00
                                                    ===========      ===========

All of the  outstanding  warrants are  exercisable  and have a weighted  average remaining contractual life of 3.66

Note 8 - Commitments and Contingencies

Operating Leases

The Company leases office space under operating lease  agreements.  Rent expense for these leases was approximately $197,000.

Future minimum lease payments under these leases are approximately as follows:

Year Ending June 30,
--------------------
      2003 ...............................          $   129,000
      2004 ...............................                3,000
      2005 ...............................                1,000
                                                    -----------

                                                    $   133,000
                                                    ===========

Item  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure.

      None.

                                    PART III

     The information required by Items 9 through 12 is incorporated by reference to our definitive  information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors.  We plan to file  the  definitive  information  statement  with the  Securities  and
Exchange Commission on or before October 28, 2002.

Item 13.  Exhibits and Reports on Form 8-K.

                         Exhibits and Index of Exhibits.

      EXHIBIT NO.             DESCRIPTION AND METHOD OF FILING
      ----------              --------------------------------

      3.1                     Articles of Incorporation filed on May 6, 1983
                              (incorporated by reference to Exhibit 3.1 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      3.2                     Articles of Amendment to Articles of Incorporation
                              filed on June 23, 1988 (incorporated by reference
                              to Exhibit 3.2 to our Annual Report on Form 10-KSB
                              for the year ended June 30, 2000).

      3.3                     Articles of Amendment to the Articles of
                              Incorporation filed on July 12, 2000 (incorporated
                              by reference to Exhibit 3.3 to our Annual Report on
                              Form 10-KSB for the year ended June 30, 2000).

      3.4                     Articles of Amendment to the Articles of
                              Incorporation filed on March 16, 2001 (incorporated
                              by reference to our Quarterly Report on Form 10-QSB
                              for the quarter ended March 31, 2001).

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
                              June 30, 2000).

      10.2                    Employment Agreement dated August 1, 2000, between
                              Cognigen Networks, Inc. and David G. Lucas.
                              (incorporated by reference to Exhibit 10.2 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      10.3                    Employment Agreement dated October 5, 1999, between
                              Cognigen Networks, Inc. and Darrell H. Hughes.
                              (incorporated by reference to Exhibit 10.3 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      10.4                    Option to Sell Accounts Agreement dated October 6,
                              2000, between Cognigen Networks, Inc. and JVTEL.
                              (incorporated by reference to Exhibit 10.4 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      10.5                    Form of Option to Purchase Common Stock
                              (incorporated by reference to Exhibit 10.7 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      10.6                    2001 Incentive and Nonstatutory Stock Option Plan
                              (incorporated by reference to Exhibit 10 to our
                              Quarterly Report on Form 10-QSB for the quarter
                              ended March 31, 2001).

      10.7                    Promissory Note dated March 31, 2001 in the amount
                              of $85,803.00 from JVTEL to Cognigen Networks, Inc.
                              (incorporated by reference to Exhibit 10.9 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2001).

      10.8                    Stock Redemption Agreement dated November 30, 2001
                              between Cognigen Networks, Inc., the Anderson
                              Family Trust, Cantara Communications Corporation,
                              Kevin E. Anderson Consulting, Inc. (without
                              Exhibits A and B) (incorporated by reference to
                              Exhibit 10.1 to our Current Report on Form 8-K
                              dated December 18, 2001).

      10.9                    Training Services Framework Agreement dated May 17,
                              2002, between Cognigen Networks, Inc. and e-Max
                              Direct LLC (incorporated by reference to Exhibit
                              10.1 to our Current Report on Form 8-K dated August
                              20, 2002).

      10.10                   Transitional  Supplemental  Consulting  Engagement
                              letter dated July  11,  2002,   between   Cognigen
                              Networks,  Inc. and Kevin E. Anderson  Consulting,
                              Inc.

      10.11                   Letter  Agreement dated April 19,  2002,   between
                              Cognigen Networks, Inc. and Troy D. Carl.

      10.12                   Amendment   dated   July  29,  2002 to  Employment
                              Agreement  dated  August 1, 2000, between Cognigen
                              Networks, Inc. and Jimmy L. Boswell.

      10.13                   Amendment   dated   July  29, 2002  to  Employment
                              Agreement  dated August 1,  2000, between Cognigen
                              Networks, Inc. and David G. Lucas.

      10.14                   Amendment dated  July  29,   2002  to   Employment
                              Agreement  dated August 1,  2000, between Cognigen
                              Networks, Inc. and Darrell H. Hughes.

      10.15                   Employment Agreement dated August 1, 2002, between
                              Cognigen Networks, Inc. and David L. Jackson

      21                      Subsidiaries (incorporated by reference to Exhibit
                              21 to our Annual Report on Form10-KSB for the year
                              ended June 30, 2001).

      99.1                    Certification required  by  Section   906  of  the
                              Sarbanes-Oxley Act of 2002.

      99.2                    Certification  required by  Section   906  of  the
                              Sarbanes-Oxley Act of 2002.

                              Reports on Form 8-K.

     There  were no  Current  Reports  on Form 8-K filed by us  during  the last quarter of the period covered by this report.

Item 14. Controls and Procedures

     There have been no changes in our  internal  controls  or in other  factors that could  significantly  affect these controls subsequent to the date of their
evaluation,   including  any  corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance  with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized.

Dated:  September 17, 2002

                                    COGNIGEN NETWORKS, INC.

                                    /s/   Darrel H. Hughes
                                    ------------------------------------------
                                    Darrell H. Hughes, Chairman of the Board,
                                    President and Chief Executive Officer

                                    /s/   David G. Lucas
                                    ------------------------------------------
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

SIGNATURE                           TITLE            DATE
---------                           -----            ----

/s/   Jimmy L. Boswell              Director         September 17, 2002
----------------------------
Jimmy L. Boswell

/s/   Darrell H. Hughes             Director         September 17, 2002
----------------------------
Darrell H. Hughes

/s/ David L. Jackson                Director         September 17, 2002
----------------------------
David L. Jackson

/s/   David G. Lucas                Director         September 17, 2002
----------------------------
David G. Lucas

                                    Director
----------------------------
Christopher R. Seelbach

                                  CERTIFICATION

      I, Darrell H. Hughes, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Cognigen  Networks,
Inc.;

     2. Based on my  knowledge,  this annual  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made,  not  misleading  with  respect to the period  covered by this annual report; and

     3. Based on my knowledge,  the financial  statements,  and other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 17, 2002.

/s/ Darrell H. Hughes
------------------------------------
Darrell H. Hughes
Chief Executive Officer

                                  CERTIFICATION

      I, David G. Lucas, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Cognigen  Networks,
Inc.;

     2. Based on my  knowledge,  this annual  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made,  not  misleading  with  respect to the period  covered by this annual report; and

     3. Based on my knowledge,  the financial  statements,  and other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 17, 2002.

/s/ David G. Lucas
------------------------------------
David G. Lucas
Chief Financial Officer

                            Exhibit Index

      EXHIBIT NO.             DESCRIPTION AND METHOD OF FILING
      ----------              --------------------------------

      3.1                     Articles of Incorporation filed on May 6, 1983
                              (incorporated by reference to Exhibit 3.1 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      3.2                     Articles of Amendment to Articles of Incorporation
                              filed on June 23, 1988 (incorporated by reference
                              to Exhibit 3.2 to our Annual Report on Form 10-KSB
                              for the year ended June 30, 2000).

      3.3                     Articles of Amendment to the Articles of
                              Incorporation filed on July 12, 2000 (incorporated
                              by reference to Exhibit 3.3 to our Annual Report on
                              Form 10-KSB for the year ended June 30, 2000).

      3.4                     Articles of Amendment to the Articles of
                              Incorporation filed on March 16, 2001 (incorporated
                              by reference to our Quarterly Report on Form 10-QSB
                              for the quarter ended March 31, 2001).

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
                              June 30, 2000).

      10.2                    Employment Agreement dated August 1, 2000, between
                              Cognigen Networks, Inc. and David G. Lucas.
                              (incorporated by reference to Exhibit 10.2 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      10.3                    Employment Agreement dated October 5, 1999, between
                              Cognigen Networks, Inc. and Darrell H. Hughes.
                              (incorporated by reference to Exhibit 10.3 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      10.4                    Option to Sell Accounts Agreement dated October 6,
                              2000, between Cognigen Networks, Inc. and JVTEL.
                              (incorporated by reference to Exhibit 10.4 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      10.5                    Form of Option to Purchase Common Stock
                              (incorporated by reference to Exhibit 10.7 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2000).

      10.6                    2001 Incentive and Nonstatutory Stock Option Plan
                              (incorporated by reference to Exhibit 10 to our
                              Quarterly Report on Form 10-QSB for the quarter
                              ended March 31, 2001).

      10.7                    Promissory Note dated March 31, 2001 in the amount
                              of $85,803.00 from JVTEL to Cognigen Networks, Inc.
                              (incorporated by reference to Exhibit 10.9 to our
                              Annual Report on Form 10-KSB for the year ended
                              June 30, 2001).

      10.8                    Stock Redemption Agreement dated November 30, 2001
                              between Cognigen Networks, Inc., the Anderson
                              Family Trust, Cantara Communications Corporation,
                              Kevin E. Anderson Consulting, Inc. (without
                              Exhibits A and B) (incorporated by reference to
                              Exhibit 10.1 to our Current Report on Form 8-K
                              dated December 18, 2001).

      10.9                    Training Services Framework Agreement dated May 17,
                              2002, between Cognigen Networks, Inc. and e-Max
                              Direct LLC (incorporated by reference to Exhibit
                              10.1 to our Current Report on Form 8-K dated August
                              20, 2002).

      10.10                   Transitional  Supplemental  Consulting  Engagement
                              letter dated July  11,  2002,   between   Cognigen
                              Networks,  Inc. and Kevin E. Anderson  Consulting,
                              Inc.

      10.11                   Letter  Agreement dated April 19,  2002,   between
                              Cognigen Networks, Inc. and Troy D. Carl.

      10.12                   Amendment   dated   July  29,  2002 to  Employment
                              Agreement  dated  August 1, 2000, between Cognigen
                              Networks, Inc. and Jimmy L. Boswell.

      10.13                   Amendment   dated   July  29, 2002  to  Employment
                              Agreement  dated August 1,  2000, between Cognigen
                              Networks, Inc. and David G. Lucas.

      10.14                   Amendment dated  July  29,   2002  to   Employment
                              Agreement  dated August 1,  2000, between Cognigen
                              Networks, Inc. and Darrell H. Hughes.

      10.15                   Employment Agreement dated August 1, 2002, between
                              Cognigen Networks, Inc. and David L. Jackson

      21                      Subsidiaries (incorporated by reference to Exhibit
                              21 to our Annual Report on Form10-KSB for the year
                              ended June 30, 2001).

      99.1                    Certification required  by  Section   906  of  the
                              Sarbanes-Oxley Act of 2002.

      99.2                    Certification  required by  Section   906  of  the
                              Sarbanes-Oxley Act of 2002.