Form 10QSB
period 2002-09-30
COGNIGEN NETWORKS INC
filed 2002-11-14
CIK 726293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                               ------------------

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
                                                 Yes    No
                                                    ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                   Outstanding at
           Class                  October 31, 2002
------------------------------   ------------------

Common Stock, $.001 par value        9,054,456
                                 ------------------

Transitional Small Business Disclosure Format (Check one):  Yes     No X
                                                               ---    ---

                             COGNIGEN NETWORKS, INC.

Commission File Number:  0-11730

Quarter Ended September 30, 2002

                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Statements of Operations

         Unaudited Consolidated Balance Sheets

         Unaudited Consolidated Statement of Stockholders' Equity

         Unaudited Consolidated Statements of Cash Flows

         Notes to Unaudited Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis or Plan of Operation

   Item 3.  Controls and Procedures

Part II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

Signatures

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Operations

                                                             September 30,
                                                          Three Months Ended
                                                    ----------------------------
                                                        2002              2001
                                                    ----------        ----------
                                                    (unaudited)       (unaudited)
Revenue
  Marketing commissions                             $1,954,111        $1,698,731
  Telecommunications                                   863,277           889,194
  Other                                                     28                61
                                                    ----------        ----------
   Total revenue                                     2,817,416         2,587,986
                                                    ----------        ----------

Operating expenses
  Marketing commissions                              1,256,786         1,047,461
  Telecommunications                                   474,192           576,413
  Sales, general and administrative                    985,958         1,060,019
  Depreciation and amortization                         42,307            32,121
                                                    ----------        ----------
   Total operating expenses                          2,759,243         2,716,014
                                                    ----------        ----------

Income (loss) from operations                           58,173          (128,028)

  Interest expense                                      (4,039)           (8,294)
                                                    ----------        ----------

Net income (loss)                                   $   54,134        $ (136,322)
                                                    ==========        ==========

Income (loss) per common share - basic              $      .01        $     (.01)
                                                    ==========        ==========

Weighted average number of common shares
 outstanding - basic                                 9,054,456        10,816,547
                                                    ==========        ==========

Income (loss) per common share - diluted            $      .01        $     (.01)
                                                    ==========        ==========

Weighted average number of common shares
 outstanding - diluted                               9,054,456        10,816,547
                                                    ==========        ==========

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Balance Sheets

                                                          September 30,      June 30,
                                                              2002             2002
                                                           ------------     -----------
                                                           (unaudited)
                                         Assets
Current assets
  Cash                                                      $   498,841     $   482,717
  Accounts receivable                                           238,729         211,826
  Commissions receivable, net of allowance for doubtful
   accounts of $118,208 for September 30, 2002 and June
   30, 2002                                                   1,031,896       1,080,349
  Employee receivable                                                -            1,865
  Inventory                                                      43,400          35,960
  Other current assets                                           23,252          23,713
                                                            -----------     -----------
      Total current assets                                    1,836,118       1,836,430
                                                            -----------     -----------

Non-current assets
  Property, plant and equipment, net                            195,504         237,811
  Deposits and other assets                                      94,627          94,839
  Goodwill                                                    2,893,029       2,893,029
                                                            -----------     -----------
      Total other assets                                      3,183,160       3,225,679
                                                            -----------     -----------

Total assets                                                $ 5,019,278     $ 5,062,109
                                                            ===========     ===========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $   573,783     $   610,585
  Accrued liabilities                                           287,238         283,101
  Commissions payable                                         1,535,168       1,462,802
  Deferred revenue                                                4,490          17,790
  Current portion of deferred commissions                       388,200         511,200
  Current portion of capital leases                               2,255           2,255
  Notes payable                                                 126,499         126,499
                                                            -----------     -----------
      Total current liabilities                               2,917,633       3,014,232
                                                            -----------     -----------

Non-current liabilities
  Deferred commissions, less current portion                  1,299,392       1,299,392
  Capital lease obligation, less current portion                  4,629           4,995
                                                            -----------     -----------
      Total non-current liabilities                           1,304,021       1,304,387
                                                            -----------     -----------
      Total liabilities                                       4,221,654       4,318,619
                                                            -----------     -----------

Commitments and contingencies

Stockholders' equity
  Common stock $.001 par value, 300,000,000 shares
   authorized; 9,054,456 issued and outstanding as of
   June 30, 2002 and September 30, 2002                           9,054           9,054
  Additional paid-in capital                                 12,042,088      12,042,088
  Accumulated deficit                                       (11,253,518)    (11,307,652)
                                                            -----------     -----------
      Total stockholders' equity                                797,624         743,490
                                                            -----------     -----------

Total liabilities and stockholders' equity                  $ 5,019,278     $ 5,062,109
                                                            ===========     ===========

           See notes to unaudited consolidated finanical statements.

                            COGNIGEN NETWORKS, INC.

       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                      June 30, 2002 and September 30, 2002

                                Common Stock          Additional                       Total
                           ------------------------     Paid-in      Accumulated   Stockholders'
                             Shares        Amount       Capital        Deficit         Equity
                           ----------    ----------   -----------    ------------    ----------
Balance - June 30, 2002     9,054,456    $    9,054   $12,042,088    $(11,307,652)   $  743,490

Net income                         -             -            -          54,134          54,134
                           ----------    ----------   ----------     ----------      ----------

Balance - September 30,
 2002                       9,054,456    $    9,054   $12,042,088    $(11,253,518)   $  797,624
                           ==========    ==========   ===========    ===========     ==========

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                                  September 30,
                                                                Three Months Ended
                                                           ---------------------------
                                                              2002             2001
                                                           ----------       ---------
                                                            (unaudited)     (unaudited)
Cash flows from operating activities
  Net income (loss)                                         $  54,134       $(136,322)
                                                            ---------       ---------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Depreciation and amortization                               42,307          32,121
   Stock issued to employee and consultant as
    compensation expense                                           -           33,000
   Changes in assets and liabilities
     Accounts receivable                                      (26,903)       (212,272)
     Commissions receivable                                    48,453         (57,036)
     Employee receivable                                        1,865          (8,778)
     Inventory                                                 (7,440)         (2,742)
     Other current assets                                         461          40,809
     Deposits and other assets                                    212          (4,062)
     Accounts payable                                         (36,802)         (5,710)
     Accrued liabilities                                        4,137         161,066
     Commissions payable                                       72,366         196,287
     Deferred revenue                                         (13,300)         77,322
     Deferred commissions                                    (123,000)             -
                                                            ---------       --------
                                                              (37,644)        250,005
                                                            ---------       ---------
      Net cash provided by operations                          16,490         113,683
                                                            ---------       ---------

Cash flows from investing activities
  Purchases of fixed assets                                        -          (13,929)
                                                            ---------       ---------
      Net cash used in investing activities                        -          (13,929)
                                                            ---------       ---------

Cash flows from financing activities
  Payments on notes payable                                        -          (25,000)
  Payments on capital leases                                     (366)        (11,832)
                                                            ---------       ----------
      Net cash used in financing activities                      (366)        (36,832)
                                                            ---------       ---------

Net increase in cash and cash equivalents                      16,124          62,922

Cash and cash equivalents-beginning of period                 482,717         296,947
                                                            ---------       ---------

Cash and cash equivalents-end of period                     $ 498,841       $ 359,869
                                                            =========       =========

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

Cognigen  Networks,  Inc.  (the  Company)  is an  Internet  enabled  marketer of long-distance  telephone  and personal  communications  services and a licensed, facilities based interstate and international long-distance carrier. The Company receives  commissions  from sales of these services  through agents and affinity groups, from telecommunications sales of prepaid calling cards and from the sale of call switching services.

Note 2 - Summary of Significant Accounting Policies

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring  adjustments,  have  been  made  to  (a)  the  unaudited  consolidated statement of operations for the three month periods ended September 30, 2002 and
2001,  respectively,  (b) the unaudited  consolidated balance sheet at September
30, 2002 and (c) the  unaudited  consolidated  statements  of cash flows for the three month periods ended September 30, 2002 and 2001, respectively, in order to make the consolidated financial statements not misleading.

The Company has not  recorded a provision  for income taxes for the three months ended  September  30,  2002  and  2001.  The  Company  has  net  operating  loss carryforwards to offset taxable income in the quarter ended September 30, 2002.

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial information.  Accordingly, they do not include all the information and footnotes  required by generally  accepted  accounting  principles for financial statements. For further information, refer to the audited consolidated financial statements  and notes thereto for the year ended June 30, 2002,  included in the
Company's  Annual Report on Form 10-KSB filed with the  Securities  and Exchange
Commission.

The  results  for the  three-month  period  ended  September  30,  2002  may not necessarily  be  indicative  of the  results  for the fiscal year ended June 30,
2003.

Note 3 - Basis of Presentation

On October 15, 2001, a  one-for-eight  (1:8)  reverse stock split took place and has been reflected retroactively in these financial statements.

Certain  amounts in the  September  30, 2001  unaudited  consolidated  financial statements have been reclassified to conform to the 2002 presentation.

Note 4 - Stock Options

The Company has  established  the 2001 Incentive and  Nonstatutory  Stock Option
Plan (the Plan),  which authorizes the issuance of up to 5,000,000 shares of the
Company's  common  stock.  The Plan  will  remain in effect  until  2011  unless terminated  earlier by an action of the Board. All employees,  board members and consultants of the Company are eligible to receive options under the Plan at the discretion  of the Board.  Options  issued under the Plan vest  according to the individual option agreement for each grantee.

In September  2001,  various  individual  and  corporate  option  holders of the
Company  voluntarily  surrendered  to the  Company,  stock  options to  purchase
3,050,000 million shares of the Company's common stock. The surrendered  options had an exercise price of $.46 per share, and would not have expired until August
24,  2004.  The  Company  originally  granted  options  to  purchase  a total of
4,050,000  million  of the  Company's  common  stock in  August  1999.  With the surrender  by these  option  holders,  there  remained  outstanding  options  to purchase  1,000,000 million shares at $.46 per share that can be exercised until
August 2004.  On June 11, 2002,  the Company  issued stock options to purchase a total of 80,000  shares of the  Company's  common stock at an exercise  price of
$.41. These options expire in five years.

As of September 30, 2002, the number of stock options outstanding was 1,080,000.

Note 5 - Goodwill

The excess of the  purchase  price over net assets  acquired by the Company from unrelated  third  parties is recorded as goodwill.  Goodwill  resulted  from the acquisition of Cognigen  Switching.  In July 2001, the FASB issued  Statement of
Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business  Combinations"
and  "Goodwill  and Other  Intangible  Assets."  SFAS 141  requires all business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the purchase method.  Under the guidance of SFAS 142,  goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at lease an annual  assessment  for  impairment by applying a fair value base test.  The Company  adopted these  statements as of July 1, 2001.  Further,  the
Company recorded no amortization expense on goodwill for the year ended June 30,
2002.  Goodwill  was tested for  impairment  at the time of adoption  and in the fourth  quarter.  No impairment  was recorded as the fair value of the reporting unit exceeded its carrying value.

Note 6 - Subsequent Events

On October 15,  2002,  the Company  agreed to sell for $1.00 per share,  500,000 shares  of its 8%  Convertible  Series A  Preferred  Stock to  Stanford  Venture
Capital  Holdings,  Inc.,  an affiliate of Stanford  Financial  Group Company of
Houston,  Texas. The 8% Convertible Series A Preferred Stock is convertible into one share of the  Company's  common  stock  for a period of five  years and then automatically converts. This sale was consummated on October 17, 2002.

As part of the  agreement  and  pending  completion  of a  related  transaction,
Stanford  Financial  Group  Company  agreed  to  transfer  to  the  Company,  an approximate  32% interest in Miami based  American  Internet  Communications,  a private  company,  in exchange for 400,000 shares of the Company's common stock, two year warrants to purchase 150,000 shares of the Company's common stock at an exercise  price of $.50 per share and five year  warrants  to  purchase  350,000 shares of the Company's common stock at an exercise price of $.75 per share. One entity holding an interest in American Internet  Communications has made a claim under a first right of refusal to  purchase  an  interest in Stanford  Financial
Group Company's interest in American Internet Communications.  The consideration to be paid by the  Company to Stanford  Financial  Group  Company  for  Stanford
Financial Group Company's interest in American Internet  Communications  will be reduced  proportionately  and the  transaction  between the Company and Stanford
Financial  Group  Company  will be  consummated  at such  time as the  member of
American Internet Communications  completes its purchase from Stanford Financial
Group Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Total revenue for the quarter  ended  September 30, 2002 was up 9% over the same quarter in the previous  year,  to  $2,817,416  compared to  $2,587,986  for the quarter ended  September 30, 2001, an increase of $229,430.  Commission  revenue increased 15% to $1,954,111  for the 2002 period  compared to $1,698,731 for the
2001 period.  A major portion of this increase  resulted from an increase in our registered agents.  Telecommunications  revenue decreased 3% to $863,277 for the quarter  ended  September 30, 2002 as compared to $889,194 for the quarter ended
September 30, 2001.  Contributing  to this decrease was the  seasonality  factor common in the  industry  that  affected us to a more  significant  degree in the current period than in past periods and was partially offset by a 2,949 increase in the customer count for the quarter ended September 30, 2002.

Commission  expense related to commission  revenue increased from $1,047,461 for the  quarter  ended  September  30, 2001 to $  1,256,786  for the quarter  ended
September 30, 2002, an increase of 20% that was directly related to the increase in commission revenue.  Telecommunications operating expenses, primarily carrier costs,  decreased  $102,221 during the 2002 quarter compared to the 2001 quarter as a direct  result of  improved  rates  received  from our  carriers.  Selling, general and  administrative  expenses  decreased  $74,061  for the 2002  quarter compared to the 2001  quarter,  or 7%,  compared to an increase in revenue of 9%
for the same period.  Depreciation and amortization increased to $42,307 for the
2002  quarter  compared to $32,121 for the 2001  quarter  because of our $49,507 investment in additional equipment subsequent to the 2001 quarter.

We had net income from operations of $58,173 for the quarter ended September 30,
2002 as compared to a net loss from  operations for the quarter ended  September
30, 2001 of $128,028, an improvement of $186,201, or 145%.

Interest  expense  decreased for the quarter ended  September 30, 2002 to $4,039 from $8,294 for the quarter ended  September  30, 2001.  The reduction of $4,255 resulted from the payoff of a portion of our debt.

Liquidity and Capital Resources

We have  historically  funded our  operations  primarily  from  stock  sales and operations.  At September 30, 2002 we had cash and cash  equivalents of $498,841 compared to $359,869 at September 30, 2001,  an increase of $138,972.  There was an increase in cash and cash equivalents of $16,124 in the first three months of fiscal 2002 as compared to the first three months of fiscal  2001,  which had an increase in cash, and cash equivalents of $62,922.  Negative working capital has decreased to  $1,081,515 at September 30, 2002 as compared to September 30, 2001 at  $1,177,802.  The  decrease of $96,713 is due  primarily  from a reduction of accounts  payable and accrued  liabilities of $32,665 and a decrease of deferred commissions  of  $123,000,  offset by an  increase  in  commissions  payable  of
$72,366.

Cash provided by operations during the three months ended September 30, 2002 was
$16,490. The major contributors to this were the net income for the three months
of  $54,134  before   adjustments  for  non-cash  items  of   depreciation   and
amortization  of  $42,307,  a decrease  in  employee  receivables  of $1,865,  a reduction of  commissions  receivable  of $48,453,  a reduction of other current assets of $461, an increase in  commissions  payable of $72,366,  an increase in other  accrued  expenses of $4,137 and a decrease  in deposits of $212.  Uses of funds included increased accounts receivables of $26,903, increased inventory of
$7,440,  decreased  accounts payable of $36,802,  decreased  deferred revenue of
$13,300  and  decreased  deferred  commissions  payable of  $123,000.  Cash from financing activities included payments of $366 on capital leases.

We currently  have a 12% note payable of $126,499 at September 30, 2002,  all of which will be paid in monthly  payments of  principal  and  interest by June 30,
2003.

Cash  generated  from  operations  was  sufficient  to meet our working  capital requirements  for the three months  ended  September  30,  2002,  but may not be sufficient to meet our working capital  requirements for the foreseeable future.
We are looking at various  financing  and equity  opportunities  to meet current operating and capital  requirements  until it can be sustained by cash flow from operations.  There can be no assurance that we will be able to secure additional debt or equity  financing or that operations will produce  adequate cash flow to enable us to meet all of our future  obligations.  However,  we believe  that we will be successful in producing sufficient cash flow from all collective sources to continue for the next twelve months.  We were  successful in placing  500,000 shares  of  preferred  stock  generating  a gross  amount  of  $500,000  in cash subsequent to September 30, 2002, for which we incurred a fee of $50,000,  which is to be paid with  $30,000  cash and by the  issuance  of 32,258  shares of our restricted common stock valued at $20,000.

Forward Looking Statements

Certain of the information  discussed herein contains forward looking statements that involve risks and  uncertainties  that might adversely affect our operating results in the future in a material way. Such risks and  uncertainties  include, without limitation,  our possible inability to become certified as a reseller in all  jurisdictions  in which we  apply,  the  possibility  that our  proprietary customer  base will not grow as we expect,  our  inability to obtain  additional financing,  lack of agent growth, loss of key personnel,  telecommunication rate changes, fee policy or application changes,  technological changes and increased competition.  Many of these risks are beyond our control. We are not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended,  or Section 21E of the  Securities  Exchange Act of 1934 as amended, when making forward-looking statements.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and Chief  Financial  Officer,  we  evaluated  the effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  (as defined in Rule 13a-14(c)  under the Securities  Exchange Act of
1934) as of a date (the  "Evaluation  Date")  within 90 days prior to the filing date of this report. Based upon that evaluation,  our Chief Executive Office and
Chief  Financial  Officer  concluded  that,  as  of  the  Evaluation  Date,  our disclosure  controls and procedures are effective in timely alerting them to the material information relating to us and our consolidated  subsidiaries  required to be  included  in our  periodic  filings  with  the  Securities  and  Exchange
Commission.

(b)  Changes in internal controls.

There were no  significant  changes  made in our  internal  controls  during the period covered by this report or, to our knowledge,  in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Commission File Number:  0-11730
Quarter Ended September 30, 2002
Form 10-QSB

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1  Articles  of  Amendment  to the  Articles  of  Incorporation  filed on
          October  16, 2002  (incorporated  by  reference  to Exhibit 3.1 to the
          Current Report on Form 8-K filed on November 4, 2002)

     3.2  Bylaws as amended through October 15, 2002  (incorporated by reference to Exhibit 3.2 to the Current  Report on Form 8-K filed on November 4,
          2002)

     10   Purchase Agreement Among Cognigen Networks,  Inc.,  Stanford Financial
          Group  Company,   and  Stanford   Venture   Capital   Holdings,   Inc.
          (incorporated by reference to Exhibit 10 to the Current Report on Form
          8-K filed on November 4, 2002)

     99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350

     99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350

(b)  Reports on Form 8K

     On August  20,  2002,  we filed  Reports  on Form  8-K/A and Form 8-K dated
     August 20, 2002,  in which we disclosed  that we had issued a press release under Item 5 and filed a copy of the press release under Item 7.

     On July 2,  2002,  we filed a Report  on Form  8-K,  dated  June 28,  2002, reporting  under Item 5, the  resignation of Troy Carl as Vice President of
     Marketing  and as a director and the  appointment  of Jimmy L. Boswell as a director and the entry into a Training  Services  Framework  Agreement with
     eMaxDirect LLC, a copy of which was filed as an exhibit under Item 7.

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Darrell H. Hughes
    Darrell H. Hughes
    President and Chief Executive
    Officer

By: /s/ David G. Lucas
    David G. Lucas
    Chief Financial Officer

November 14, 2002

                                  CERTIFICATION

I, Darrell H. Hughes, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cognigen  Networks,
     Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     (b)  evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     (a)  all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     (b)  any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Darrell H. Hughes
                                          Darrell H. Hughes
                                          Title:  Chief Executive Officer

                                  CERTIFICATION

I, David G. Lucas, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cognigen  Networks,
     Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     (b)  evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     (a)  all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     (b)  any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ David G. Lucas
                                          David G. Lucas
                                          Title:  Chief Financial Officer

                                  EXHIBIT INDEX

3.1  Articles of Amendment to the Articles of Incorporation filed on October 16,
     2002  (incorporated  by reference  to Exhibit 3.1 to the Current  Report on
     Form 8-K filed on November 4, 2002)

3.2  Bylaws as amended  through October 15, 2002  (incorporated  by reference to
     Exhibit 3.2 to the Current Report on Form 8-K filed on November 4, 2002)

10   Purchase Agreement Among Cognigen Networks,  Inc., Stanford Financial Group
     Company,  and Stanford  Venture Capital  Holdings,  Inc.  (incorporated  by reference to Exhibit 10 to the Current Report on Form 8-K filed on November
     4, 2002)

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350