Form 10QSB
period 2002-12-31
COGNIGEN NETWORKS INC
filed 2003-02-10
CIK 726293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SEURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002
                                               -----------------

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

                                      Outstanding at
            Class                    January 31, 2003
------------------------------   -------------------------

Common Stock, $.001 par value           9,118,972
                                 --------------------------

Transitional Small Business Disclosure Format (Check one):  Yes ___   No   X
                                                                         -----

                             COGNIGEN NETWORKS, INC.

                         Commission File Number: 0-11730
                         Quarter Ended December 31, 2002

                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

       Unaudited Consolidated Statements of Operations

       Unaudited Consolidated Balance Sheets

       Unaudited Consolidated Statements of Changes in Stockholders' Equity

       Unaudited Consolidated Statements of Cash Flows

       Notes to Unaudited Consolidated Financial Statements

    Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations

    Item 3.  Controls and Procedures

Part II - OTHER INFORMATION

   Item 1.    Legal Proceedings

   Item 2.    Changes in Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 6     Exhibits and Reports on Form 8-K

Signatures

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Operations

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                                      Three Months Ended            Six Months Ended
                                         December 31,                 December 31,
                                   -------------------------   --------------------------
                                      2002          2001          2002           2001
                                   Unaudited     Unaudited      Unaudited      Unaudited
                                   -----------   -----------   -----------    -----------
Revenue
  Marketing commissions            $ 1,753,871   $ 1,611,697   $ 3,496,338    $ 3,228,577
  Telecommunications                 1,040,896     1,045,517     1,904,173      1,937,306
  Other                                128,203       124,934       339,847        204,251
                                   -----------   -----------   -----------    -----------
   Total revenue                     2,922,970     2,782,148     5,740,358      5,370,134
                                   -----------   -----------   -----------    -----------

Operating expenses
  Marketing commissions              1,152,009     1,118,793     2,408,795      2,166,253
  Telecommunications                   518,045       627,769       992,236      1,204,183
  Selling, general and
   administrative                      963,625     1,054,587     1,949,342      2,110,048
  Depreciation and amortization         40,881        33,988        83,403         70,667
                                   -----------   -----------   -----------    -----------
   Total operating expenses          2,674,560     2,835,137     5,433,776      5,551,151
                                   -----------   -----------   -----------    -----------

Income (loss) from operations          248,410       (52,989)      306,582       (181,017)
Interest expense                        (3,396)       (7,545)       (7,434)       (15,840)
                                   -----------   -----------   -----------    -----------
Income (loss) before income
 taxes                                 245,014       (60,534)      299,148       (196,857)

Income taxes                                -             -             -              -
                                   -----------   -----------   -----------    -----------

Net income (loss)                     $245,014      $(60,534)     $299,148      $(196,857)

Preferred dividends                     (8,225)           -         (8,225)            -
                                   -----------   -----------   -----------    -----------

Net income (loss) attributable
to common shareholders                $236,789      $(60,534)     $290,923      $(196,857)
                                   ===========   ===========   ===========    ===========

Income (loss) per common share-
  basic and diluted                       $.03         $(.01)         $.03          $(.02)
                                   ===========   ===========   ===========    ===========

Weighted average number of
 common shares outstanding -
 basic and diluted                   9,107,752    10,321,327     9,081,104     10,604,043
                                   ===========   ===========   ===========    ===========

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.
                           Consolidated Balance Sheets

                                                           December 31,      June 30,
                                                               2002            2002
                                                           ------------    ------------
                                                            Unaudited
                                     Assets
Current assets
  Cash                                                      $   642,490     $   482,717
  Accounts receivable                                           381,059         211,826
  Commissions receivable, net                                 1,028,033       1,080,349
  Employee receivable                                             1,234           1,865
  Inventory                                                      44,614          35,960
  Other current assets                                            8,630          23,713
                                                            -----------     -----------
      Total current assets                                    2,106,060       1,836,430

Non-current assets

  Property and equipment, net                                   172,797         237,811
  Deposits and other assets                                     108,127          94,839
  Goodwill                                                    2,893,029       2,893,029
                                                            -----------     -----------

Total assets                                                $ 5,280,013     $ 5,062,109
                                                            ===========     ===========

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $   622,811     $   610,585
  Accrued liabilities                                           263,317         283,101
  Commissions payable                                         1,224,183       1,462,802
  Deferred revenue                                                4,691          17,790
  Current portion of capital leases                               2,255           2,255
  Notes payable                                                 101,499         126,499
  Current portion of deferred commissions                       511,200         511,200
                                                            -----------     -----------
     Total current liabilities                                2,729,956       3,014,232
                                                            -----------     -----------

Capital lease obligation, less current portion                    4,002           4,995
Deferred commissions less current portion                     1,041,346       1,299,392
                                                            -----------     -----------
      Total liabilities                                       3,775,304       4,318,619
                                                            -----------     -----------

Stockholders' equity
  8% Convertible Series A Preferred stock, no par
   value, 500,000 shares issued and outstanding, $1.00
   per share liquidation preference                             450,000              -

  Common stock, $.001 par value, 300,000,000 shares
   authorized; 9,118,972 and 9,054,456 shares  issued
   and outstanding as of December 31, 2002 and June 30,
   2002, respectively                                             9,119           9,054

  Additional paid-in capital                                 12,062,319      12,042,088
  Accumulated deficit                                       (11,016,729)    (11,307,652)
                                                            -----------     -----------

      Total stockholder's equity                              1,504,709       743,490
                                                            -----------     -----------

Total Liabilities and Stockholders' Equity                  $ 5,280,013     $ 5,062,109
                                                            ===========     ===========

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                                  June 30, 2002

                Preferred Stock          Common Stock      Additional                       Total
               -----------------      -------------------    Paid-in     Accumulated     Stockholders'
                Shares    Amount       Shares     Amount     Capital       Deficit         Equity
               --------  --------     ---------  --------  -----------   ------------    -----------
Balances at    $     -   $      -     9,054,456   $9,054   $12,042,088   $(11,307,652)    $  743,490
June, 2002

Issuance of
preferred
stock, net      500,000    450,000       64,516       65        19,935             -         470,000

Cash
received for
share
rounding             -          -            -        -            296             -             296

Net income           -          -            -        -             -         299,148        299,148

Dividends on
preferred
stock                -          -            -        -             -          (8,225)        (8,225)
               --------  ---------    ---------   ------   -----------   ------------     ----------

Balances at
December 31,
2002            500,000  $ 450,000    9,118,972   $9,119   $12,062,319   $(11,016,729)    $1,504,709
               ========  =========    =========   ======   ===========   ============     ==========

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                                  Six Months Ended
                                                                    December 31,
                                                           ---------------------------
                                                               2002             2001
                                                           ------------    -----------
                                                             Unaudited      Unaudited
Cash flows used in operating activities
  Net income (loss)                                        $   299,148      $ (196,857)
                                                           ------------    -----------
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Stock options granted for services to non-employees                -           7,500
  Stock issued to employee and consultant as                         -          60,300
   compensation expense
   Depreciation and amortization                                 83,403         70,677
   Changes in assets and liabilities
     Accounts receivable                                       (169,233)      (364,370)
     Commissions receivable, net                                 52,316        (77,097)
     Employee receivable                                            631         38,870
     Inventory                                                   (8,654)        (15,052)
     Other current assets                                        15,083         47,102
     Deposits and other assets                                  (13,288)        (14,655)
     Accounts payable                                            12,226         (8,879)
     Commissions payable                                       (238,619)        (9,171)
     Deferred revenue                                           (13,099)       157,381
     Deferred commissions                                      (258,046)       (30,232)
     Accrued liabilities                                        (19,784)       182,936
                                                           ------------     ----------
                                                               (557,064)        45,310
                                                           ------------     ----------
      Net cash used in operations                              (257,916)      (151,547)
                                                           ------------       ----------

Cash flows from investing activities
  Capital expenditures                                          (18,389)       (18,794)
                                                           ------------     ----------
      Net cash used in investing activities                     (18,389)       (18,794)
                                                           ------------     ----------

Cash flows from financing activities
  Proceeds from issuance of preferred stock                     470,000             -
  Proceeds from issuance of common stock                             -         299,985
  Dividends on preferred stock                                   (8,225)            -
  Payments on notes payable                                     (25,000)       (75,000)
  Payments on capital leases                                       (993)       (11,832)
   Cash received for share rounding                                 296             -
                                                           ------------     ----------
      Net cash provided by financing activities                 436,078        213,153
                                                           ------------     ----------

Net increase in cash and cash equivalents                       159,773         42,812

Cash and cash equivalents-beginning of period                   482,717        296,947
                                                           -------------    ----------

Cash and cash equivalents-end of period                     $   642,490     $  339,759
                                                           ============     ==========

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

During  the six months  ended  December  31,  2002 and in  conjunction  with the issuance  of 8%  Convertible  Series  A  Preferred  Stock,  the  Company  paid a consultant 64,516 shares of common stock with a value at the time of issuance of
$20,000.

Cash  payments  for interest  during the six months ended  December 31, 2002 and
2001 were $344 and $0, respectively.

           See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

Cognigen  Networks,  Inc  (the  Company)  is an  Internet  enabled  marketer  of long-distance  telephone  and personal  communications  services and a licensed, facilities based interstate and international long-distance carrier. The Company receives  commissions  from sales of these services  through agents and affinity groups, from telecommunications sales of prepaid calling cards and from the sale of call switching services of it's wholly-owned  subsidiary,  Cognigen Switching
Technologies, Inc. (CST).

Note 2 - Summary of Significant Accounting Policies

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring  adjustments,  have  been  made  to  (a)  the  unaudited  consolidated statements  of operations  for the three and six months ended  December 31, 2002 and 2001,  respectively,  (b) the  unaudited  consolidated  balance  sheet as of
December 31, 2002 and audited consolidated balance sheet as of June 30, 2002 and
(c) the unaudited consolidated statements of cash flows for the six months ended
December  31,  2002 and  2001,  respectively,  in  order  to make the  financial statements not misleading.

The Company has not  recorded a provision  for income taxes for the three months or six months ended  December 31, 2002 and 2001.  The Company has net  operating loss carryforwards to offset taxable income in those periods.

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

The results for the six months ended  December 31, 2002 may not  necessarily  be indicative of the results for the fiscal year ended June 30, 2003.

Note 3 - Basis of Presentation

On October 15, 2001, a  one-for-eight  (1:8) reverse stock split was approved by the  shareholders  and has  been  reflected  retroactively  in  these  financial statements.

Certain   amounts  in  prior   consolidated   financial   statements  have  been
reclassified to conform to the 2002 presentation.

Note 4 -Notes Payable

Notes  payable at December  31, 2002  consist of a secured  note  payable,  with interest at 12%,  principal payable in payments of $25,000.  The note payable is secured by the customer base of CST.

Note 5 -Stockholders' Equity

On October 17, 2002, the Company issued 500,000 shares of 8% Convertible  Series
A Preferred Stock (Preferred Stock) to Stanford Venture Capital  Holdings,  Inc.
for $500,000. Each share of the Preferred Stock is convertible, at the option of the holder,  into one share of the  Company's  common stock for a period of five years.  At that time,  the  Preferred  Stock is  automatically  converted to the
Company's  common stock. The Preferred Stock does not have voting rights and has a liquidation preference of $1.00 per share. In conjunction with the issuance of the Preferred  Stock,  the Company paid $30,000 in cash and issued 64,516 shares of the Company's common stock, valued at $20,000, to unaffiliated  third-parties as a finders fee.

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities, as defined.

As part of the  agreement  dated  October 17, 2002,  discussed  above,  Stanford
Financial Group Company,  Inc.  (Stanford  Financial)  agreed to transfer to the
Company,   an  approximate  32%  interest  in  Miami  based  American   Internet
Communications,  L.L.C. (AIC), a private company, and a $300,000 Promissory Note and  Agreement due in October 2004 from AIC to Stanford  Financial,  in exchange for 400,000 shares of the Company's common stock,  two-year warrants to purchase
150,000  shares of the Company's  common stock at an exercise  price of $.50 per share and five-year  warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $.75 per share.  This transaction was completed on
February 5, 2003.

On February  3, 2003,  the  Company  entered  into a letter of intent with David
Stone and Harry  Gorlovezky,  current members of AIC,  pursuant to which Messrs.
Stone and  Gorlovezky  indicated  their intent to purchase the  approximate  32%
interest in AIC that the Company  acquired  from  Stanford  Financial for a cash
consideration  of  $22,500,   payable  $5,000  by  bank  wire  transfer,   as  a
nonrefundable  deposit,  and the  balance of $17,500  by bank wire  transfer  30 calendar days after receipt of the nonrefundable deposit. In addition, within 90 days  thereafter,  Messrs.  Stone and  Gorlovezky  have a right to purchase  the
$300,000  Promissory Note and Agreement due in October 2004 for a purchase price of $77,500 in cash.

Note 6 - Stock Options

The Company has  established the 2001 Incentive and  Non-statutory  Stock Option
Plan (the Plan),  which  authorizes  the issuance of up to 625,000 shares of the
Company's  common  stock.  The Plan  will  remain in effect  until  2011  unless terminated earlier by an action of the Board of Directors. All employees,  board members and consultants of the Company are eligible to receive options under the
Plan at the  discretion  of the  Board.  Options  issued  under  the  Plan  vest according to the individual option agreement for each grantee.

Options for 50,000 shares  previously  granted to former  officer of the Company have been canceled as a result of his termination.

In December 2002, the Board of Directors  granted 30,000 stock options under the
Plan,  10,000  each,  to the three  independent  directors  of the  Company as a partial fee for services  rendered as  independent  directors.  The options will vest immediately,  are exercisable at the market price,  $0.52 per share, on the date of grant and expire in five years.

As of December 31, 2002, the number of stock options outstanding was 1,060,000.

Subsequent  to December 31, 2002,  the Board of Directors  granted  69,000 stock options to employees  under the Plan to purchase  common stock of the Company at the market price per share, on the date of grant. These options vest immediately and expire in five years.

Note 7 - Goodwill

The excess of the  purchase  price over net assets  acquired by the Company from unrelated  third  parties is recorded as goodwill.  Goodwill  resulted  from the acquisition  of CST.  In July  2001,  the FASB  issued  Statement  of  Financial
Accounting  Standards  (SFAS)  Nos.  141 and 142,  "Business  Combinations"  and
"Goodwill  and  Other  Intangible   Assets."  SFAS  141  requires  all  business
combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the purchase method.  Under the guidance of SFAS 142,  goodwill is no longer subject to amortization over its estimated life. Rather,  goodwill will be subject to at least an annual  assessment  for  impairment by applying a fair value base test.
The Company adopted these  statements as of July 1, 2001. There is no impairment of goodwill as of December 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Cognigen  Networks,  Inc  (the  Company)  is an  Internet  enabled  marketer  of long-distance  telephone  and personal  communications  services and a licensed, facilities based interstate and international long-distance carrier. The Company receives  commissions  from sales of these services  through agents and affinity groups, from telecommunications sales of prepaid calling cards and from the sale of call switching services of it's wholly-owned  subsidiary,  Cognigen Switching
Technologies, Inc. (CST).

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

Total revenue for the quarter  ended  December 31, 2002 was up 5%, or $140,822, to $2,922,970  compared to $2,782,148  for the quarter ended  December 31, 2001.
Commission  revenue  increased 9 % to $1,753,871 for the 2002 period compared to
$1,611,697 for the 2001 period.  The primary  reason for this increase  resulted from an increase in sales by the Company's  agents.  Telecommunications  revenue decreased to $1,040,896  for the quarter ended December 31, 2002, as compared to
$1,045,517  for the  quarter  ended  December  31,  2001 due to  changes in rate structure and a stronger  emphasis on cell phone usage.  Other revenue increased to $128,203 for the quarter ended December 31, 2002, as compared to $124,934 for the December 31, 2001,  quarter  because of a slight  increase in Founders  Club revenue.

Operating  expenses related to commission  revenue increased from $1,118,793 for the quarter  ended  December  31,  2001,  to  $1,152,009  for the quarter  ended
December  31,  2002,  an increase of 3%.  Telecommunication  expenses  decreased
$109,724  during the 2002 quarter over the 2001 quarter  resulting  from a lower rate structure.  Selling,  general and administrative expenses decreased $90,962 for the  2002  quarter  compared  to the 2001  quarter,  or 9%,  compared  to an increase in revenue of 5% for the same period due to improved  management of the overall costs.  Depreciation and amortization  increased to $40,881 for the 2002 quarter  compared  to  $33,988  for the 2001  period  because  of the  Company's investment in additional equipment.

The income (loss) from  operations  increased for the quarter ended December 31,
2002 to $248,410  from  ($52,989) in the quarter  ended  December  31, 2001,  an improvement  of $301,399.  This  improvement  resulted  primarily from a greater increase in revenue and  improved  management  of overall  costs during the 2002 period compared to the 2001 period.

Interest  expense  decreased for the quarter ended  December 31, 2002, to $3,396 from $7,545 for the quarter  ended  December 31, 2001.  The  reduction of $4,149 resulted from the payoff of a portion of notes payable.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001

Total  revenue for the six months ended  December 31, 2002,  was  $5,740,358  as compared  to  $5,370,134  for the six months  ended  December  31,  2001,  or an increase  of  $370,224,  or  7%.  Commission  revenue  increased  $267,761  from
$3,228,577 for the six months ended December 31, 2001, to $3,496,338 for the six months ended  December 31, 2002,  or 8%. This increase was primarily a result of the increase sales by the agents.  Telecommunications  revenue decreased $33,133 during the 2002 period from  $1,937,306  in 2001 to  $1,904,173  in 2002,  for a decrease  of 2%. This  decrease  is a function  of a change in the product  mix.
Other revenue increased $135,596, or 66%, over the six months ended December 31,
2002,  amount of $204,251 compared to the December 31, 2002, amount of $339,847.
This  increase  is  primarily  due to the  increased  numbers of agents that buy various services to build their network.

Operating  expenses related to commission  revenue increased from $2,166,253 for the six months ended  December 31, 2001, to $2,408,795  for the six months ended
December 31, 2001 or  $242,542,or  11%  compared to the revenue  increase of 8%.
Telecommunication  expenses are primarily carrier costs related to the switching of customer  placed calls and they  decreased  $211,947  for the current  period compared  to  similar  expenses  for the  period in 2001,  or 18%,  compared  to telecommunications  revenue  increase  for the same period of 2% this  reduction being due to changes in the rate structure.  Selling, general and administrative expenses  decreased  $160,706 when  comparing the six months ended  December 31,
2002,  costs of  $1,949,342  to the costs for the six months ended  December 31,
2001, of $2,110,048,  a decrease of 8%. Depreciation and amortization  increased to $83,403 for the six months ended  December  31, 2002,  as compared to $70,667 for the six months ended  December 31, 2001, or an increase of $12,736,  because of the Company's investment in additional equipment.

The income (loss) from  operations  increased for the six months ended  December
31, 2002,  to $306,582  from  ($181,017)  for the six months ended  December 31,
2001, an  improvement of $487,599.  This  improvement is the direct result of an increase in revenue for the 2002 period  while  realizing  cost  decreases  in a number of areas.

Interest expense decreased $8,406 in the period of 2002 to $7,434 from the prior period of $15,840 in 2001.  This reduction was due to the payoff of a portion of the note payable.

Liquidity and Capital Resources

The Company has  historically  funded its operations  primarily from stock sales and revenue from operations. At December 31, 2002, the Company had cash and cash equivalents of $642,490 and negative  working capital of $623,896.  There was an increase  in cash and cash  equivalents  of  $159,773 in the first six months of fiscal  2003 as  compared  to $42,812 at December  31,  2001.  Negative  working capital has been reduced by $553,906 at December  31, 2002,  as compared to June
30, 2002, primarily due to the pay down of current liabilities during the second quarter  of 2003  and the  sale  of 8%  Convertible  Series  A  Preferred  Stock described below.

Cash used in  operations  during the six months ended  December  31,  2002,  was
$257,916.  This was  primarily  a result of  payments  towards  working  capital components. Cash used in investing activities was $18,389 while cash provided by financing  activities was $436,078.  The cash from financing activities resulted from the  issuance  of 8%  Convertible  Series A  Preferred  Stock  for net cash proceeds of $470,000 after payment of finders fees of $30,000 in cash.

The Company has  outstanding a note payable at December 31, 2002.  This consists of a secured note payable,  with interest at 12%,  principal payable in payments of $25,000.

Cash generated  through  operations  and financing  activities was sufficient to meet  the  Company's  working  capital  requirements  for the six  months  ended
December 31,  2002,  but may not be  sufficient  to meet the  Company's  working capital  requirements for the foreseeable  future. The Company continues to look at various  financing  and equity  opportunities  to meet current  operating and capital  requirements.  As previously  mentioned,  during the three months ended
December 31, 2002, the Company issued 500,000 shares of 8% Convertible  Series A
Preferred  Stock for net cash  proceeds of  $470,000.  There can be no assurance that the Company will be able to secure  additional debt or equity  financing or that  operations  will produce  adequate cash flow to enable the Company to meet all of it's future obligations. However, management believes the Company will be successful  in producing  sufficient  cash flow from all  collective  sources to continue for at least the next twelve months.

At this time, the Company and the parties to the two law suits, as listed below, and is discussing settlement terms which, based on managements opinion, will not have a material  effect on the Balance  Sheet or Statement of  Operations of the
Company.

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

Item 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures

Under the supervision and with the  participation  of the Company's  management, including the Company's Chief Executive Officer and Chief Financial Officer, the
Company evaluated the effectiveness of the design and operation of the Company's disclosure  controls  and  procedures  (as defined in Rule  13a-14(c)  under the
Securities  Exchange  Act of 1934) as of  January  31,  2003.  Based  upon  that evaluation,  the Company's Chief Executive  Officer and Chief Financial  Officer
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company and the
Company's  consolidated  subsidiary  required to be  included  in the  Company's periodic filings with the Securities and Exchange Commission.

     (b) Changes in internal controls.

There were no significant changes made in the Company's internal controls during the period  covered  by this  report or, to the  Company's  knowledge,  in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           Part II - Other Information

Item 1.  Legal Proceedings

On December 17, 2002,  the Company filed a lawsuit in the Superior Court for the
State of Washington,  King County,  WA (Case No.  02-2-35718-1 SEA) against eMax
Direct LLC, Troy D. Carl and William A. Bergfeld III, to obtain an injunction to prevent  them  from  violating  certain  provisions  of  the  Training  Services
Framework Agreement with the Company that the Company had previously terminated.

On December  17, 2002 the Company  filed a lawsuit in District  Court,  City and
County of Denver,  Colorado (Case No. 02CV8684) against Messrs.  Carl, Bergfeld,
Cranfill,  Kris Wilson and Pam Lawson,  to obtain  injunctions  restraining them from violating certain provisions of their respective Independent Representative
Agreements with the Company that the Company had previously terminated.

On January 28,  2003,  Messrs.  Carl,  Bergfeld,  Cranfill,  Kris Wilson and Pam
Lawson and eMax Direct LLC filed  counterclaims  in the lawsuit that the Company had filed in the District Court, City and County of Denver, Colorado, requesting injunctive relief preventing the Company from  misappropriations and use of eMax
Direct LLC's trade secrets and business  values;  requesting  injunctive  relief enjoining  the  Company  from  allegedly  breaching  the no hire  clause  of the agreement  with eMax  Direct LLC;  alleging  breach of the  agreements  that the
Company had with Messrs. Carl, Bergfeld,  Cranfill,  Kris Wilson and Pam Lawson;
alleging breaches by the Company of the covenant of good faith and fair dealing;
alleging wrongful termination of the Company's employment of Troy Carl; alleging breach by the Company of the Colorado Wage Act by failing to pay  commissions to
Messrs.  Bergfeld,  Cranfill,  Kris  Wilson  and  Pam  Lawson;  alleging  unjust enrichment  on  behalf  of  individual  counterclaimants  against  the  Company;
alleging  aiding and abetting  breach of fiduciary duty on behalf of eMax Direct
LLC against the  Company;  alleging  promissory  estoppel on behalf of Troy Carl against the Company;  alleging fraud on behalf of the Company in connection with the termination of Troy Carl as an employee of the Company;  alleging conversion and/or  aiding or abetting  conversion  on behalf of eMax Direct LLC against the
Company and  requesting  declaratory  judgment as to the  applicable  agreements between the Company and the individual defendants.

At this time,  the parties are discussing  settlement  terms to the lawsuits and counter claims.

Item 2. Change in Securities

Recent Sales of Unregistered Securities

On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A
Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc. for
$500,000.  Each  share  of  the 8%  Convertible  Series  A  Preferred  Stock  is
convertible, at the option of the holder, into one share of the Company's common stock  for a  period  of five  years.  At that  time,  the  Preferred  Stock  is automatically  converted  to common  stock.  The  Preferred  Stock does not have voting rights and has a liquidation preference of $1.00 per share.

The shares of 8%  Convertible  Series A Preferred  Stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities
Act of 1933,  as amended.  The holder of these  shares had  available to it full information concerning the Company and the certificates  representing the shares have a legend  prohibiting  transfer unless the shares are registered  under the
Securities  Act or the  transfer  is exempt from the  registration  requirements thereof. No underwriters were involved in this transaction.

In December  2002, the Board of Directors  granted 30,000 stock options,  10,000 each,  to the three  independent  directors  of the  Company.  The options  vest immediately, are exercisable at the market price on the date of grant and expire in five  years.  The Company  does not  consider  the grant of these  options to constitute sales.

Part II - Other Information.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual  Meeting of the  Shareholders  of the Company  held on October 15,
2002,  for which the Company  did not solicit  proxies  from  shareholders,  the following  items were approved,  as indicated by the vote stated  following each item:

     1.   The  shareholders   approved  resolutions  that:  (a)  the  number  of
          directors to be elected be increased from four to five; (b) a majority of  directors on the Board of Directors  must be  independent  as that term is defined by the  Securities  and Exchange  Commission;  (c) the
          independent  directors  must be neither an officer or  employee of the
          Company  and in the event  that any  independent  director  becomes an officer or an employee of the Company,  then such independent director must  resign  from the Board of  Directors;  (d) the  Company  must be operated  according  to the  following  rules of  governance:  (i) the
          Company  must have an  Executive  Committee  of the Board of Directors which  must  consist  of the  Chairman  of the  Board,  the  Corporate
          Secretary and one independent  director with exclusive right and duty,
          by  majority   vote,   to  authorized   all  corporate   expenditures,
          disbursements  and  obligations  of any kind in excess of $2,500 up to
          $25,000,  with any and all expenditures,  disbursements or obligations in excess of $25,000  requiring  approval  by a  majority  vote of the
          Board of Directors,  and (ii) the Company must have an Audit Committee and a Compensation Committee, the membership of which must be composed of the  independent  directors.  The proposals in (b) through (d) were included in amendments to the Company's bylaws.

            FOR:              AGAINST:
            ------------------------------
            2,932,498         1,844,294

     2.   The shareholders approved the election of the following five directors to the Board of  Directors  that  included:  Gary L. Cook,  Darrell H.
          Hughes,  David  L.  Jackson,  James  H.  Shapiro  and  Christopher  R.
          Seelbach.

            FOR:              AGAINST:
            ------------------------------
            4,019,557         757,035

     3.   The  shareholders  approved the proposal  submitted by Stu  Lieberman:
          "That the Board shall reconsider the Anderson shares for agent revenue deal and renegotiate a fixed price."

            FOR:              AGAINST:
            ------------------------------
            4,776,792         -0-

Item 5. Other Information

On February 5, 2003,  the Company  completed the  transaction  whereby  Stanford
Financial Group Company, Inc. (Stanford Financial) transferred to the Company an approximate 32% interest in American Internet Communications, L.L.C. (AIC) and a
$300,000  Promissory Note and Agreement due in October 2004 from AIC to Stanford
Financial in exchange for 400,000 shares of the Company's common stock, two-year warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.50 per share and five-year warrants to purchase 350,000 shares of the
Company's   common  stock  at  an  exercise  price  of  $  .75  per  share.  The consideration  to be paid by the  Company to  Stanford  Financial  for  Stanford
Financial's approximate 32% interest in AIC was not reduced proportionately as a result of another  entity  that holds an  interest in AIC making a claim under a first right of refusal to purchase an interest in Stanford  Financial's interest in AIC. That entity did not follow through with its claim.

In connection with this transaction and the transaction  relating to the sale of
500,000  shares of the  Company's  8%  Convertible  Series A Preferred  Stock as
previously  reported in the Company's  Current  Report on Form 8-K dated October
31, 2002, the Company paid a finder's fee of $30,000 and issued 64,516 shares of the Company's  restricted common stock to unaffiliated third parties rather than issuing 32,258 shares, as previously reported.

On February  3, 2003,  the  Company  entered  into a letter of intent with David
Stone and Harry  Gorlovezky,  current members of AIC,  pursuant to which Messrs.
Stone and  Gorlovezky  indicated  their intent to purchase the  approximate  32%
interest in AIC that the Company  acquired  from  Stanford  Financial for a cash
consideration  of  $22,500,   payable  $5,000  by  bank  wire  transfer,   as  a
nonrefundable  deposit,  and the  balance of $17,500  by bank wire  transfer  30 calendar days after receipt of the nonrefundable deposit. In addition, within 90 days  thereafter,  Messrs.  Stone and  Gorlovezky  have a right to purchase  the
$300,000  Promissory Note and Agreement due in October 2004 for a purchase price of $77,500 in cash.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

          99.1   Certification  of  Chief  Executive   Officer  Pursuant  to  18
          U.S.C.Section 1350

          99.2  Certification  of Chief Financial  Officer Pursuant to 18 U.S.C.
          Section 1350

(b)   Reports on Form 8-K

          On December 27, 2002,  the Company  filed a report on Form 8-K,  dated
          December  17,  2002,  reporting  under  Item 5 that  the  Company  had terminated  the  Independent  Representative  Agreements  with Troy D.
          Carl,  William A. Bergfeld,  III, Mark  Cranfill,  Kris Wilson and Pam
          Lawson and that the Company had terminated  the  consulting  agreement with Troy D. Carl.  The Company also reported  under Item 5 the status of the lawsuits  against eMax Direct,  LLC,  Troy D. Carl,  William A.
          Bergfeld, III, Mark Cranfill, Kris Wilson and Pam Lawson

          On December 10, 2002,  the Company  filed a report on Form 8-K,  dated
          December  6,  2002,  reporting  under  Item 5  that  the  Company  had terminated the Training Services Framework  Agreement with eMaxDirect.
          A copy of the letter to eMax Direct, LLC was filed as an exhibit under
          Item 7.

          On November 15, 2002,  the Company  filed a report on Form 8-K,  dated
          November  14,  2002,  reporting  under Item 5 the  issuance of a press release  announcing  the  Company's  unaudited  results for the fiscal quarter ended  September  30, 2002.  The press release was filed as an exhibit under Item 7.

          On November 4, 2002,  the  Company  filed a report on Form 8-K,  dated
          October 15, 2002, reporting under Item 5 the sale of 500,000 shares of the Company's 8%  Convertible  Series A Preferred  Stock and reporting the results of the Company's  Annual Meeting of  Shareholders  held on
          October 15, 2002. The Company's  Articles of Amendment to its Articles
          of  Incorporation  filed on October  16,  2002,  its Bylaws as amended through  October  15,  2002,  and the  Purchase  Agreement  among  the
          Company,  Stanford Financial Group Company,  Inc. and Stanford Venture
          Capital Holdings Company, Inc. were filed as exhibits under Item 7.

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/Darrell H. Hughes                             Date:  February 10, 2003
    -------------------------------
    Darrell H. Hughes
    President and Chief Executive
    Officer

By: /s/David G. Lucas                                Date: February 10, 2003
    -------------------------------
    David G. Lucas
    Chief Financial Officer
    Denver, Colorado

                                  CERTIFICATION

I, Darrell H. Hughes, certify that:

I have reviewed this quarterly report on Form 10-QSB of Cognigen Networks, Inc.;

1.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

2.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

3.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: February 10, 2003

                                          /s/Darrell H. Hughes
                                          --------------------
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

Date: February 10, 2003

                                          /s/David G. Lucas
                                          -----------------
                                          David G. Lucas
                                          Title:  Chief Financial Officer