Form 10QSB
period 2003-03-31
COGNIGEN NETWORKS INC
filed 2003-05-15
CIK 726293

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

                                     Outstanding at
              Class                  April 30, 2003
------------------------------   -----------------------

Common Stock, $.001 par value                     9,553,972
                                 --------------------------

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X
                                                                            --------

                                  COGNIGEN NETWORKS, INC.

                              Commission File Number: 0-11730
                                Quarter Ended March 31, 2003

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

   Item 6     Exhibits and Reports on Form 8-K

Signatures

                             COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Statements of Operations

                               Part I - Financial Information

Item 1. Financial Statements

                                      Three Months Ended           Nine Months Ended
                                          March 31,                    March 31,
                                   -------------------------   --------------------------
                                      2003         2002           2003           2002
                                   -----------  ------------   -----------    -----------
                                   Unaudited     Unaudited      Unaudited      Unaudited
Revenue
  Marketing commissions            $ 1,755,575   $1,673,039    $ 5,251,914    $ 4,901,616
  Telecommunications                 1,040,415     1,034,419     2,946,175      2,971,725
  Other                                 50,053       187,475       389,899        391,726
                                   -----------  ------------   -----------    -----------
   Total revenue                     2,846,043  2,894,933        8,587,988      8,265,067
                                   -----------  ----------     -----------    -----------

Operating expenses
  Marketing commissions                862,488     1,248,448     3,271,283      3,414,701
  Telecommunications                   582,041       585,297     1,574,278      1,789,480
  Selling, general and
   administrative                    1,140,120     1,144,904     3,091,047      3,254,952
  Depreciation and amortization         26,618       168,887       110,021        239,554
                                   -----------   -----------   -----------    -----------
   Total operating expenses          2,611,267     3,147,536     8,046,629      8,698,687
                                   -----------   -----------   -----------    -----------

Income (loss) from operations          234,776      (252,603)      541,359       (433,620)
Interest expense                        (3,214)      (13,797)      (10,649)       (29,637)
                                   -----------   -----------   -----------    -----------

Income (loss) before income
taxes                                  231,562  (266,400)           530,710      (463,257)

Income taxes                               ---           ---           ---            ---
                                   -----------   -----------   -----------    -----------

Net income (loss)                     $231,562    $(266,400)       $530,710     $(463,257)

Preferred dividends                    (10,000)          ---       (18,225)           ---
                                   ------------  -----------   ------------   -----------

Net income (loss) attributable
to common shareholders                $221,562     $(266,400)     $512,485      $(463,257)
                                   -----------   ------------  -----------    ------------

Income (loss) per common share-
  basic and diluted                   $    .02     $    (.03)     $    .06      $    (.05)
                                      --------     ---------      --------      ---------

Weighted average number of
 common shares outstanding -
 basic and diluted                   9,363,416     8,954,456     9,173,834     10,041,768
                                   -----------   -----------   -----------    -----------

                 See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheets

                                                             March 31,        June 30,
                                                               2003            2002
                                                            -----------     -----------
                                                             Unaudited        Audited
                                         Assets
Current assets
  Cash                                                      $   970,905     $   482,717
  Accounts receivable                                           405,926         211,826
  Commissions receivable, net                                   992,356       1,080,349
  Employee receivable                                               787           1,865
  Inventory                                                      28,667          35,960
  Other current assets                                           37,004          23,713
                                                            -----------     -----------
      Total current assets                                    2,435,645       1,836,430
                                                            -----------     -----------
Non-current assets
  Property, plant and equipment, net                            173,269         237,811
  Deposits and other assets                                     193,624          94,839
  Goodwill                                                    2,893,029       2,893,029
                                                            -----------     -----------

Total assets                                                $ 5,695,567     $ 5,062,109
                                                            -----------     -----------

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $   744,360     $   610,585
  Accrued liabilities                                           298,514         283,101
  Commissions payable                                         1,234,739       1,462,802
  Deferred revenue                                                  ---          17,790
  Current portion of capital leases                               2,255           2,255
  Note payable                                                  101,499         126,499
  Current portion of deferred commissions                       511,200         511,200
                                                            -----------         -------

      Total current liabilities                               2,892,567       3,014,232
                                                            -----------     -----------

Other long term liabilities                                      28,222             ---
Capital lease obligation, less current portion                    3,344           4,995
Deferred commissions less current portion                       945,163       1,299,392
                                                            -----------     -----------
      Total liabilities                                       3,869,296       4,318,619
                                                            -----------     -----------

Stockholders' equity
  Preferred stock no par value, 500,000 shares issued
   and outstanding, $1.00 per share liquidation preference      450,000             ---

  Common stock $.001 par value, 300,000,000 shares
   authorized; 9,054,456 and 9,518,972 issued and
   outstanding as June 30, 2002 and March 31, 2003                9,519           9,054

  Additional paid-in capital                                 12,161,919      12,042,088
  Accumulated deficit                                       (10,795,167)    (11,307,652)
                                                            -----------     -----------
                Total stockholder's equity                    1,826,271         743,490
                                                            -----------     -----------

Total Liabilities and Stockholders' Equity                  $ 5,695,567     $ 5,062,109
                                                            ===========     ===========

                 See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

            Unaudited Consolidated Statements of Changes in Stockholders' Equity
                                       March 31, 2003

                   Preferred stock      Common stock           Additional                      Total
                 -------------------   ---------------------     paid-in      Accumulated   stockholders'
                  Shares     Amount      Shares      Amount      capital        deficit        equity
                 --------   --------   ----------   --------   ------------   ------------   ----------

Balances at         ---        ---      9,054,456   $  9,054   $ 12,042,088   $(11,307,652)  $  743,490
July 1, 2002

Issuance of
preferred stock   500,000   $450,000       64,516         65         19,935          ---        470,000

Cash
received for
share
rounding            ---        ---          ---        ---              296          ---            296

Issuance of
common shares
and options         ---        ---        400,000        400         99,600          ---        100,000

Net income          ---        ---          ---        ---            ---          530,710      530,710

Dividends on
preferred stock     ---        ---          ---        ---            ---          (18,225)     (18,225)                                                              18,225)

Balances at
March 31, 2003    500,000   $450,000   9,518,972    $  9,519   $ 12,161,919   $(10,795,167)  $1,826,271

                  See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Statements of Cash Flows

                                                                 Nine Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               2003           2002
                                                            ----------     -----------
                                                            Unaudited       Unaudited
Cash flows used in operating activities
 Net income (loss)                                         $  530,710     $   (463,257)
                                                            ----------     -----------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
  Stock options granted for services to non-employees              ---           7,500
  Stock issued to employee and consultant as
   compensation expense                                            ---          60,300
  Depreciation and amortization                                110,021         239,554
   Bad debt expense                                                ---         (65,219)
   Changes in assets and liabilities
     Accounts receivable                                      (171,600)       (133,346)
     Commissions receivable, net                                87,993        (153,189)
     Employee receivable                                         1,078          38,870
     Inventory                                                   7,293          17,732
     Other current assets                                      (13,291)        165,679
     Deposits and other assets                                 (13,288)         (3,084)
     Accounts payable                                          133,775         (82,578)
     Commissions payable                                      (228,063)        457,825
     Deferred revenue                                          (19,556)        (25,885)
     Deferred commissions                                     (354,229)       (176,408)
     Accrued liabilities                                        17,179         205,837
                                                            ----------     -----------
                                                              (442,688)        553,588
                                                            ----------     -----------
      Net cash provided by operations                           88,022          90,331
                                                            ----------     -----------

Cash flows from investing activities
   Capital expenditures                                        (45,479)        (33,066)
   Other                                                        10,138             ---
                                                            ----------     -----------
      Net cash used in investing activities                    (35,341)        (33,066)
                                                            ----------     -----------

Cash flows from financing activities
  Proceeds from issuance of preferred stock                    470,000             ---
  Proceeds from issuance of common stock                           ---         299,985
  Payments on notes payable                                    (25,000)       (125,000)
  Payments on capital leases                                      (993)        (11,832)
   Other                                                        (8,500)            ---
                                                            ----------      ----------
      Net cash provided by financing activities                435,507         163,153
                                                            ----------      ----------

Net increase in cash and cash equivalents                      488,188         220,418

Cash and cash equivalents-beginning of period                  482,717         296,947
                                                            ----------      ----------

Cash and cash equivalents-end of period                     $  970,905      $  517,365
                                                            ==========     ===========

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

During the nine months ended March 31, 2003 and in conjunction with the issuance of 8% Convertible Series A Preferred Stock, the Company paid a consultant 64,516 shares of common stock with a value at the time of issuance of $20,000.

During the nine months ended March 31, 2003, 400,000 shares the Company's common stock and 500,000  two and five year  warrants  to  purchase  common  stock were issued as consideration for an interest in American Internet Communications. See
Note 5.

Cash payments for interest  expense  during the nine months ended March 31, 2003 and 2002 were $514 and $0, respectively.

                 See notes to unaudited consolidated financial statements.

                            COGNIGEN NETWORKS, INC.

                          Notes to Financial Statements

Note 1 - Description of Business

Cognigen  Networks,  Inc (the  Company or  Cognigen)  is an  Internet  enabled  marketer  of long-distance  telephone  and personal  communications  services and a licensed,  facilities based interstate and international  long-distance  carrier. The Company receives commissions from sales of these services  through agents and affinity  groups,  from  telecommunications sales  of  prepaid  calling  cards  and from the  sale of call  switching  services  of it's wholly-owned subsidiary, Cognigen Switching Technologies, Inc. (CST).

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring  adjustments,  have  been  made  to  (a)  the  unaudited  consolidated statement of  operations  for the three and nine months ended March 31, 2003 and
2002, respectively, (b) the unaudited consolidated balance sheet as of March 31,
2003 and  audited  consolidated  balance  sheet as of June 30,  2002 and (c) the unaudited consolidated  statements of cash flows for the nine months ended March
31, 2003 and 2002,  respectively,  in order to make the financial statements not misleading.

The Company has not  recorded a provision  for income taxes for the three months or nine months ended March 31, 2003 and 2002. The Company has net operating loss carryforwards to offset taxable income in those periods.

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

The preparation of the consolidated  financial statements requires management to make estimates and  assumptions  that affect the reported  amounts of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during the reporting  period.  During the three months ended March 31, 2003, the
Company revised its method of estimating  marketing  commissions.  The change in estimate  resulted in an adjustment  of  approximately  $285,000,  which reduced marketing  commissions for the three months ended March 31, 2003 and commissions payable as of March 31, 2003 by this amount.

The  results for the nine months  ended  March 31, 2003 may not  necessarily  be indicative of the results for the fiscal year ended June 30, 2003.

Note 3 - Basis of Presentation

On October 15, 2001, a  one-for-eight  (1:8) reverse stock split was approved by the  shareholders  and has  been  reflected  retroactively  in  these  financial statements.

Certain   amounts  in  prior   consolidated   financial   statements  have  been
reclassified to conform to the 2003 presentation.

Note 4 -Note Payable

Note payable at March 31, 2003 consists of a secured note payable, with interest at 14%, compounded daily,  principal and interest payable in monthly payments of
$25,000. The note payable is secured by the customer base of CST. As the note is in default the  interest,  which was at 12%,  has been  increased  to 14% and is compounded  daily.  The Company is currently  negotiating with the holder of the
Note  payable  to  arrange  for a new  note  with  terms  commensurate  with the
Company's current operating activities.

Note 5 -Stockholders' Equity

On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A
Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings,  Inc. an
affiliate of Stanford Financial Group of Houston, Texas for $500,000. Each share of the 8% Convertible Series A Preferred Stock is convertible,  at the option of the holder,  into one share of the  Company's  common stock for a period of five years. After five years the Preferred Stock is automatically converted to common stock.  The  Preferred  Stock does not have voting  rights and has a liquidation preference of $1.00 per share. In conjunction with the issuance of the Preferred
Stock,  the  Company  paid  $30,000  in cash and  issued  64,516  shares  of the
Company's common stock to a third-party consultant as a finders' fee.

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities, as defined.

As part of the  agreement  dated  October 17,  2002  discussed  above,  Stanford
Financial Group Company,  Inc. agreed to transfer to the Company, an approximate
32% interest in Miami based American  Internet  Communications  (AIC), a private company,  and a $300,000  Promissory Note and Agreement due in October,  2004 in
exchange for 400,000 shares of the Company's common stock,  two-year warrants to purchase  150,000  shares of the Company's  common stock at an exercise price of
$.50 per  share  and  five-year  warrants  to  purchase  350,000  shares  of the
Company's common stock at an exercise price of $.75 per share.  This transaction was completed on February 5, 2003 and the stock and warrants were issued.

On February  3, 2003,  the  Company  entered  into a letter of intent with David
Stone and Harry  Gorlovezky,  current members of AIC,  pursuant to which Messrs.
Stone and  Gorlovezky  indicated  their intent to purchase the  approximate  32%
interest in AIC that the Company  acquired from  Standford  Financial for a cash consideration of $22,500. In addition, Messrs. Stone and Gorlovezky have a right until June 10, 2003 to purchase the $300,000  Promissory  Note and Agreement due in October  2004 for a purchase  price of $77,500 in cash.  The $22,500 has been received  and the 32% interest in AIC has been  delivered  to Messrs.  Stone and
Gorlovezky.

Note 6 - Stock Options

The Company has  established the 2001 Incentive and  Non-statutory  Stock Option
Plan (the  Plan),  which  authorizes  the  issuance of options to purchase up to
625,000  shares of the Company's  common  stock.  The Plan will remain in effect until 2011 unless  terminated  earlier by an action of the Board. All employees, board  members and  consultants  of the Company are eligible to receive  options under the Plan at the  discretion  of the Board.  Options  issued under the Plan vest according to the individual option agreement for each grantee.

In December 2002, the Board of Directors  granted options to purchase a total of
30,000  shares  of the  Company's  common  stock,  10,000  each,  to  the  three independent  directors at that time of the Company as a partial fee for services
rendered  as  independent  directors.   The  options  vested  immediately,   are
exercisable at $.52 per share and expire in five years. In April 2003, the Board of Directors  granted options to purchase 25,000 shares of the Company's  common stock to an independent  director who became a director on April 25, 2003. These options are exercisable immediately at $.38 per share and expire in four years.

During the three  months ended March 31,  2003,  the Board of Directors  granted options to employees to purchase  71,000  shares of the  Company's  common stock that vest  immediately,  are  exercisable  at $.43 per share and  expire in five years and granted an option to an employee to purchase  15,000  shares of common stock of the Company that vest  equally over a period of three years  commencing in one year, are exercisable at $.44 per share and expire in three years.

As of March 31, 2003, there were options  outstanding under the Plan to purchase
331,000 shares of the Company's common stock.

In April,  2003,  the Board of  Directors  granted  options to purchase  120,000 shares  of  the  Company's  common  stock  to an  officer  of the  Company  upon acceptance of employment with the Company.  These options vest immediately,  are exercisable at $.36 per share and expire in five years.

In April 2003, the Board of Directors  granted options to purchase 25,000 shares of the Company's common stock to a shareholder of the Company for prior services rendered.  These options vest  immediately,  are  exercisable at $.48 per share, vest  equally  over a period of two years  commencing  in one year and expire in five years.

In April 2003, as part of the Funding  Agreement  with  Intandem  Communications
Corp.  (Intandem),  the Board of Directors granted to the principals of Intandem options to purchase up to 480,000  shares of the  Company's  common  stock.  The exercise  price of the options is $.36 per share and the options  expire in five years.  The actual number of options to purchase the  Company's  common stock is based on the achievement of certain objectives outlined in the Funding Agreement and could be as low as options to purchase zero shares and as high as options to purchase  480,000  shares.  The vesting  periods of these options range from one year to three years. See Note 8.

As of March 31,  2003,  there were  options  outstanding  to purchase  1,475,000 shares of the  Company's  common  stock  that were not  granted  under any plan.
Options  relating to 1,000,000 of the shares are  exercisable at $3.68 per share and expire in August 2004.

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
The Company adopted these  statements as of July 1, 2001. There is no impairment of goodwill considered necessary as of March 31, 2003.

Note 8 - Subsequent Event

On April 1, 2003, Cognigen, and InTandem, David B. Hurwitz ("Hurwitz"),  Richard
G. De Haven ("De Haven") and Anthony Sgroi ("Sgroi")  entered into and closed an agreement (Funding Agreement) pursuant to which Cognigen agreed to provide up to
$448,093  in a series of loans over a period of nine  months to  InTandem.  Each loan is to bear  interest  at the rate of 7.5% per annum and the loans are to be secured by a pledge of the outstanding  InTandem  common stock.  After providing the first  four  loans,  on 30 days  written  notice,  Cognigen  may  cancel its obligation to provide further loans should InTandem fail to attain a performance level of at least 75% of certain revenue and profit and loss projections.

If Cognigen makes all of the loans, Cognigen has the option to convert the loans into 49% of  InTandem's  outstanding  common stock at any time not later than 12 months after the last payment on all the loans has been received by Cognigen. If
Cognigen  does not convert the  promissory  notes into  InTandem  common  stock,
InTandem's  obligation  to repay the  promissory  notes will be  discounted by a value  equal to 25% of the net  income  realized  by  Cognigen  from the sale of
Cognigen's services through the 1+ long distance Cognigen Resale Division (CRD).
Further, if Cognigen  discontinues  further lending due to InTandem's failure to meet  75% of  InTandem's  revenue  and  profit  and loss  projections,  then the principal and interest of each  promissory  note will be due from InTandem in 12 equal monthly installments (discounted by the formula above) commencing one year after the last promissory  note is issued.  During the time that Cognigen is the
(i) holder of an unpaid InTandem  promissory note, (ii) an InTandem  shareholder or (iii) has the right to acquire  InTandem's  common  stock,  Cognigen  has the right to designate two of the five  directors on InTandem's  Board of Directors.
Further,  the InTandem Board of Directors has to approve every  transaction by a vote of not less than 80% of  InTandem's  directors and a quorum of the InTandem
Board of Directors has been established as four.

If Cognigen has exercised its  conversion  rights on or before April 1, 2005, or the date Cognigen's conversion rights expire, whichever is later, but no earlier than April 1, 2004, Cognigen shall have the right to acquire all the outstanding common  stock of  InTandem  from  Hurwitz,  De Haven and  Sgroi.  The price that
Cognigen is  required  to pay for such  common  stock is equal to four times the gross  revenue  generated  by InTandem  for the last three  months  prior to the acquisition of the InTandem common stock by Cognigen, multiplied by 51%.

Each of  Hurwitz,  De Haven and Sgroi  received  five year  non-qualified  stock
options  to  purchase  60,000  shares  of  Cognigen's   common  stock  that  are
exercisable  at a price of $0.36 per share.  Such options vest  quarterly over a period  commencing in Apri1 2004,  and will expire if InTandem fails to meet 75%
of its revenue and profit and loss projections.

As a part of the transaction,  Cognigen  organized the CRD. The CRD is under the managerial  authority and guidance of Sgroi, who is the President of the CRD and has entered into an Employment  Agreement with Cognigen.  Sgroi reports directly to Cognigen's  CEO and Board of Directors.  In addition,  InTandem has agreed to provide  consulting  services  at all levels to assist  the CRD to  fulfill  its mission and  responsibilities  through the overall  transition  of a substantial part of Cognigen's  sales  production  from master agency status to  proprietary resale revenue.

If a third party  introduces a large affiliated group of subscribers to Cognigen that  requires the  specialized  product and service  management of InTandem and
Cognigen  agrees to pay a gross  revenue  commission to that third party and its sponsoring  entity at the level of a  super-agency,  Cognigen  has agreed to pay
Hurwitz,  De Haven  and  Sgroi a bonus of a 15%  share of the  total  commission payable to the super-agency and sponsoring entity.

Cognigen also agreed to grant  non-qualified  stock options to Hurwitz, De Haven and Sgroi to purchase all or any part of  one-third  of an  aggregate  number of shares of Cognigen's  common stock (up to a maximum of 100,000 shares each) that is  determined  (i) by  deducting  from the total amount of  Cognigen's  revenue derived for the period  between April 1, 2003 and April 1, 2004,  from the sales of its 1+ resale products,  the revenue Cognigen received from the sales thereof as of April 1, 2003, (ii) multiplying that amount by 6% (from sales of 1+ resale products  attributable  to Cognigen)  and 12% (from sales of 1+ resale  products attributable to InTandem), and (iii) dividing the total percentage result by the last sale price of a share of Cognigen's  common stock as of April 1, 2004.  The exercise  price  will be equal to the last sale  price of a share of  Cognigen's common stock as of April 1, 2004.  The options will  terminate on March 31, 2009 and vest  quarterly  over a three-year  period  commencing  April 1, 2004. If an optionee  terminates  employment that person's option may no longer be exercised after 12 months after the optionee ceases to be employed by Cognigen.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Cognigen  Networks,  Inc.  is an  Internet  enabled  marketer  of long  distance telephone and personal communications services and a licensed,  facilities based interstate  and  international  long  distance  carrier.  The  Company  receives commissions  from sales of these services  through  agents and affinity  groups, from telecommunications sales of prepaid calling cards and from the sale of call switching services of its wholly owned subsidiary, CST.

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Total  revenue  for the  quarter  ended March 31, 2003 was down 2% or $48,890 to
$2,846,043  compared  to  $2,894,933  for the  quarter  ended  March  31,  2002.
Commission  revenue  increased 5% to $1,755,575 for the 2003 period  compared to
$1,673,039 for the 2002 period.  This increase can be attributed  largely to the
increase   in  active   accounts   upon   which   commissions   are   generated.
Telecommunications  revenue  increased to $1,040,415 for the quarter ended March
31, 2003 as compared to $1,034,419  for the quarter ended March 31, 2002.  Other revenue decreased to $50,053 for the quarter ended March 31, 2003 as compared to
$187,475 for the March 31, 2002 quarter. This decrease results from the decrease in sales of select services which generate one-time commissions.

Marketing  expenses related to commission  revenue decreased from $1,248,448 for the quarter  ended  March 31, 2002 to $ 862,488 for the quarter  ended March 31,
2003. This decrease is primarily due to the Company's  change in estimate during the 2003 quarter of  approximately  $285,000  related to  estimating  commission expense.  Factoring in this  adjustment,  commission  expense as a percentage of commission  revenue went down as a result of lower bonus  commissions being paid as a result of the decrease in the sales of select  services.  Telecommunication expenses  decreased  $3,256  during  the 2003  quarter  over  the  2002  quarter resulting from an improved rate structure.

Selling,  general and  administrative  expenses  remained  constant with a small decrease  of  $4,784  for  the  2003  quarter  compared  to  the  2002  quarter.
Depreciation and amortization decreased to $26,618 for the 2003 quarter compared to $168,887 for the 2002 period. The prior year included a change in estimate to increase amortization on certain CST customer bases.

The income  (loss) from  operations  changed  $487,379  from 2002 to 2003.  This
improvement   resulted  primarily  from  the  changes  in  estimates  described, specifically  for  estimating  commission  expense  and in the  prior  year  for amortizing certain CST customer bases and increases in active customer accounts.

Interest  expense  decreased for the quarter ended March 31, 2003 to $3,214 from
$13,797 for the quarter ended March 31, 2002.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Total  revenue  for the nine  months  ended  March 31,  2003 was  $8,587,988  as compared to  $8,265,067  for the nine months ended March 31, 2002 or an increase of $322,921,  4%. Commission  revenue increased $350,298 from $4,901,616 for the nine months ended March 31, 2002 to  $5,251,914  for the nine months ended March
31, 2003 or 7%. Again, this increase is attributable  largely to the increase in the active  accounts upon which  commissions  are generated.  Telecommunications revenue  decreased  $25,550  during the 2003 period from  $2,971,725  in 2002 to
$2,946,175  in 2003,  1%. This decrease is a function of a change in the product mix. Other revenue remained  constant from $391,726 for the 2003 period compared to $389,899 for the 2002 period.

Marketing  expenses related to commission  revenue decreased from $3,414,701 for the nine months  ended March 31, 2002 to  $3,271,283  for the nine months  ended
March 31,  2003 or  $143,418.  This  decrease  of 4%  versus  the  increase  for commission  revenue relates to the Company's  change in estimate during the 2003 quarter of  approximately  $285,000  related to estimating  commission  expense.
Factoring in this adjustment,  commission  expense as a percentage of commission revenue remained relatively constant.  Telecommunication  expenses are primarily carrier  costs  related  to the  switching  of  customer  placed  calls and they decreased  $215,202 for the current period compared to similar  expenses for the period in 2002, or 12%, compared to telecommunications  revenue decrease for the same  period of 1%. The  decrease  in the  percentage  of expenses to revenue is attributable to better carrier contracts.

Selling,  general and administrative  expenses decreased $163,905 when comparing the nine months  ended March 31, 2002 costs of  $3,254,952  to the costs for the nine months ended March 31, 2003 of $3,091,047,  a decrease of 5%.  Depreciation and amortization  decreased to $110,021 for the nine months ended March 31, 2003 as compared to $239,554  for the nine months ended March 31, 2002 or an decrease of  $129,533  because  of the  Company's  change in  estimate  in the prior year related to the amortization of CST customer bases.

The income  (loss) from  operations  changes for the nine months ended March 31,
2003 by $974,979 to $541,359  for the nine  months  ended March 31,  2003.  This
improvement   resulted  primarily  from  the  changes  in  estimates  described, specifically  for  estimating  commission  expense  and in the  prior  year  for amortizing certain CST customer bases and increases in active customer accounts.

Interest  expense  decreased  $18,988 in the period of 2003 to $10,649  from the prior period of $29,637 in 2002.

Liquidity and Capital Resources

The Company has  historically  funded its operations  primarily from stock sales and revenue from operations. As of March 31, 2003, the Company had cash and cash equivalents of $970,605 and negative  working capital of $456,922.  There was an increase  in cash and cash  equivalents  of $488,188 in the first nine months of fiscal 2003.  Negative  working capital has been reduced by $720,880 as of March
31, 2003 as compared to June 30, 2002.

Cash  provided by  operations  during the nine  months  ended March 31, 2003 was
$88,022.  Cash used in investing  activities  was $35,341 while cash provided by financing  activities as $435,507.  The cash from financing activities resulting from the  issuance  of 8%  Convertible  Series A  Preferred  Stock  for net cash proceeds of $470,000 after payment of finders' fees of $30,000 in cash.

Note payable at March 31, 2003 consists of a secured note payable, with interest at 14%, principal and interest payable in monthly payments of $25,000.  The note payable is secured by the customer  base of CST. As the note is in default,  the interest,  which was at 12%, has increased to 14% and is compounded  daily.  The
Company is currently  negotiating with the holder of the Note payable to arrange for a new note with terms  commensurate  with the  Company's  current  operating activities.

On April 1, 2003,  Cognigen,  and InTandem,  Messers Hurwitz, De Haven and Sgroi
entered  into and closed an  agreement  (Funding  Agreement)  pursuant  to which
Cognigen  agreed to  provide up to  $448,093  in a series of loans over a period nine months to InTandem.  Each loan is to bear  interest at the rate of 7.5% per annum and the loans are to be  secured by a pledge of the  outstanding  InTandem common stock.  After  providing the first four loans, on 30 days written notice,
Cognigen may cancel its obligation to provide further loans should InTandem fail to attain a performance  level of at least 75% of certain revenue and profit and loss projections.

Cash generated  through  operations  and financing  activities was sufficient to meet the Company's working capital  requirements for the nine months ended March
31,  2003,  but may not be  sufficient  to meet the  Company's  working  capital requirements  for the  foreseeable  future.  The  Company  continues  to look at various financing and equity opportunities to meet current operating and capital requirements.  As previously  mentioned,  during the nine months ended March 31,
2003,  Company issued 500,000 shares of 8% Convertible  Series A Preferred Stock for net cash proceeds of $470,000 and entered into an agreement to provide up to
$448,093  in a series of loans over a period of nine months to  Intandem.  There can be no assurance the Company will be able to secure additional debt or equity financing  or that  operations  will  produce  adequate  cash flow to enable the
Company to meet all of it's future obligations. However, management believes the
Company will be successful in producing sufficient cash flow from all collective sources to fund its  operations  and funding  requirements  and continue for the next twelve months.

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

Under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and Chief  Financial  Officer,  we  evaluated  the effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  (as defined in Rule 13a-14(c)  under the Securities  Exchange Act of
1934) as of April 30,  2003.  Based upon that  evaluation,  our Chief  Executive
Officer and Chief Financial Officer concluded that, our disclosure  controls and procedures  are effective in timely  alerting  them to the material  information relating to us and our  consolidated  subsidiary  required to be included in our periodic filings with the Securities and Exchange Commission.

     (b)  Changes in internal controls.

There were no  significant  changes  made in our  internal  controls  during the period covered by this report or, to our knowledge,  in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                Part II - Other Information

Item 1.  Legal Proceedings

On December 17,  2002,  the Company  filed a law suit in Superior  Court for the
State of Washington,  King County,  WA (Case No.  02-2-35718-1 SEA) against eMax
Direct LLC, Troy D. Carl and William A. Bergfeld III, to obtain an injunction to prevent  them  from  violating  certain  provisions  of  the  Training  Services
Framework Agreement with the Company that the Company had previously terminated.

On December 17, 2002, the Company filed a law suit in District  Court,  City and
County of Denver,  Colorado (Case No. 02CV8684) against Messrs.  Carl, Bergfeld,
Cranfill,  Kris Wilson and Pam Lawson,  to obtain  injunctions  restraining them from violating certain provisions of the Training Services  Framework  Agreement with the Company that the Company had previously terminated.

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
alleging  aiding and abetting  breach of fiduciary duty on behalf of eMax Direct
LLC against the  Company;  alleging  promissory  estoppel on behalf of Troy Carl against the Company;  alleging fraud on behalf of the Company in connection with the termination of Troy Carl as an employee of the Company;  alleging conversion and/or  aiding or abetting  conversion  on behalf of eMax Direct LLC against the
Company  and  requesting  declatory  judgment  as to the  applicable  agreements between the Company and the individual defendants.

In March  2003,  the parties  discontinued  discussing  settlement  terms to the lawsuits and counterclaims.

In March  2003,  the  Superior  Court for the State of  Washington,  King County
issued a preliminary  injunction enjoining eMaxDirect from using any source code of the  Company  it may have  acquired,  and  "Best  Rate  Calculator"  or agent compensation calculation formula, any web-page technology,  or any agent data it may have  obtained,  collected,  stored in any  medium,  during  the term of the
eMaxDirect contract,  including such information  collected by the principals of
eMaxDirect before or during the term of the contract.

Also, in March 2003,  Troy Carl,  William A. Birgfeld III, Mark Cranfill,  Chris
Wilson and Pam Lawson filed a Motion for Joinder and the Company  filed  Motions to Compel Arbitration of Counterclaims and against the Motion for Joinder in the
District Court, City and County of Denver,  Colorado. They currently are pending before the Court.  The District Court,  City and County of Denver,  Colorado has
set a hearing date on the Company's injunction for June 12 and 13, 2003.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

On February 5, 2003, the Company issued 400,000 shares of its common stock,  two year warrants to purchase  150,000  shares of the  Company's  common stock at an exercise  price of $.50 per share and five year  warrants  to  purchase  350,000 shares of the Company's  common stock at an exercise  price of $.75 per share to
Sanford  Financial  Group  Company,  Inc.  (Stanford  Financial) in exchange for
Stanford   Financial's   approximate   32%   interest   in   American   Internet
Communications.

The shares of common stock  common  stock and  warrants  were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities
Act of 1933,  as amended.  The holder of these shares and warrants had available to it full information concerning the Company and the certificates  representing the shares and warrants have a legend prohibiting transfer unless the shares and warrants are registered  under the Securities Act or the transfer is exempt from the registration  requirements  thereof.  No underwriters  were involved in this transaction.

In March 2003, the Board of Directors  granted stock options to purchase  86,000
shares  of  common  stock  to  employees  of  the  Company.   The  options  vest
immediately,  are  exercisable  at the  market  prices  on the date of grant and expire in five years.  The  Company  does not  consider  the grants of the these options to constitute sales.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

     99.1 Certification of Chief Executive  Officer Pursuant to 18 U.S.C.Section
          1350

     99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350

(b)   Reports on Form 8K

     On February 11, 2003 the Company filed a report on Form 8-K, dated February
     10,  2003,  reporting  under  Item 5 that the  Company  had  issued a press release which was included as an exhibit under Item 7.

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Darrell H. Hughes                             Date: May 15, 2003
    Darrell H. Hughes
    President and Chief Executive
    Officer

By: /s/ Gary L. Cook                                  Date: May 15, 2003
    Gary L. Cook
    Chief Financial Officer

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

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed  such  disclosure  controls and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this quarterly report is being prepared;

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of
registrant's   board  of  directors  (or  persons   performing   the  equivalent
functions):

a) all significant  deficiencies in the design or operation of internal controls which  could  adversely  affect the  registrant's  ability  to record,  process, summarize and report  financial data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and

b) any  fraud,  whether  or not  material,  that  involves  management  or other employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003
                                          /s/ Darrell H. Hughes
                                          Name: Darrell H. Hughes
                                          Title: Chief Executive Officer

                                  CERTIFICATION

I, Gary L. Cook, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

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

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed  such  disclosure  controls and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this quarterly report is being prepared;

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of
registrant's   board  of  directors  (or  persons   performing   the  equivalent
functions):

a) all significant  deficiencies in the design or operation of internal controls which  could  adversely  affect the  registrant's  ability  to record,  process, summarize and report  financial data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and

b) any  fraud,  whether  or not  material,  that  involves  management  or other employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003
                                          /s/  Gary L. Cook
                                          Name: Gary L. Cook
                                          Title: Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibit 99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002