Form 10KSB
period 2003-06-30
COGNIGEN NETWORKS INC
filed 2003-09-29
CIK 726293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 0-11730

                             COGNIGEN NETWORKS, INC.
                 (Name of small business issuer in its charter)

COLORADO                                           84-1089377
--------                                           ----------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization                   Identification No.)

7001 Seaview Avenue, N.W., Suite 210               98117
Seattle, Washington                                -----
-------------------                                (Zip Code)
(Address of principal executive offices)

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
                                                         Yes |X| No __
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

     State issuer's revenue for its most recent fiscal year: $10,916,272

     The aggregate market value of the voting and non-voting  common equity held by non-affiliates at September 17, 2003,  computed by reference to the last sale price of $.53 per share on the OTC Bulletin Board, was $3,841,478.

     The number of shares  outstanding of each of the issuer's classes of common equity on September 17, 2003, was 9,553,972.

Documents Incorporated by Reference
     The information  required by Items 9 through 12 and Item 14 is incorporated by  reference  to our  definitive  proxy  statement  or  definitive  information statement  that we plan to file in  connection  with our next Annual  Meeting of
Shareholders involving the election of directors. We plan to file the definitive proxy  statement or definitive  information  statement with the Commission on or before October 28, 2003.

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
   Item 8A. Controls and Procedures

PART III

   Item 13.  Exhibits and Reports on Form 8-K

* The information  required by Items 9 through 12 and Item 14 is incorporated by reference to our definitive proxy statement or definitive  information statement that we plan to file in connection  with our next Annual Meeting of Shareholders involving  the  election  of  directors.  We plan to file the  definitive  proxy statement or definitive  information  statement with the Securities and Exchange
Commission on or before October 28, 2003.

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

     We currently operate in three divisions. The first two divisions consist of
direct  and  indirect  sales  of  telecommunications   and  personal  technology
services.  The third division is our service  delivery  division.  The first two divisions are multifaceted sales and marketing organizations,  which utilize the
Internet as a platform to provide  customers and  subscribers  with a variety of telecommunications and technology based products and services. Through a network of independent  agents,  we have sold directly or facilitated  the sale of third party products and services to customers and subscribers worldwide. Domestic and international  long distance  services make up a major portion of our sales with prepaid  calling  cards  and  paging,  wireless  communications,  computers  and
Internet-based telecommunications products and other significant products in our sales mix. We have contractual  agreements with a variety of product and service vendors that provide us with a  commission  percentage  of any sale made through one of our  supported  web sites.  Our web-based  marketing  division  sells the products and services of industry leaders such as AT&T Wireless,  UUNet,  Global
Crossing,  Sprint,  Verizon,  TalkAmerica  and  Speakeasy.  Our  operations  are dependent  on our  affiliations  with third party  providers of the products and services  that our agents sell.  These third party  providers  own the rights to sell these  products  and  services.  Our  ability to offer these  products  and services is dependent on our  agreements  with  providers  being renewed and not terminated.  The  non-renewal or  termination  of a substantial  number of these agreements would have a material  adverse effect on our financial  condition and results of operations.  Our marketing engine is fueled by distribution  channels through an Internet  presence  and through our corps of  independent  agents and affiliate  groups  each  with  their  own  customized  Web  site.  A key  market differentiator is our ability to private-label the service delivery  components, enabling  our partners to build their brand.  This  self-replicating  capability enables our partners to expand their service  offering,  while  outsourcing  the infrastructure  to us.  The  third  division  is our  wholly  owned  subsidiary,
Cognigen Switching Technologies, Inc., or CST, which is discussed in more detail below.

     In the mid 1990's, operating as Cognigen Communications,  we recognized the marketing  potential  of the  Internet  and formed what we believe is one of the first  companies  to  create a  marketing  operation  based  exclusively  on the
Internet.  The initial concept was to expand  marketing  potential by increasing the number of independent  agents working within our corporate  network while at the same time  continuing  to increase the number of products and services  that these agents could provide to our  worldwide  customer  base. To facilitate  the manageable  growth of this network and to be able to provide the agents with the support and marketing edge necessary for success,  we developed and deployed the
"self replicating" web page. This proprietary technology automatically creates a high content,  personalized  set of e-commerce web pages for each new agent,  at the time the agent  becomes a member of our network.  Additionally,  an Internet accessible "private site" is instantly created for the new agent. Each agent can view the agent's  records,  activity  and  account  status on which the agent is working.  The private site also contains  customer  detail  status,  recommended training sources, frequently asked questions and agent benefits. We also adopted a strategy of enabling  each agent to sell  telecommunications  services  and to recruit new agents.  The original agent receives a sales commission  override on sales generated by the agents thus recruited.  Our commission structure and plan enables  our  agents  to earn  money  without  the  necessity  of  developing  a subordinate  agent base.  Lately, we have been adding 3,000 to 4,000 agents each month. Our revenue is dependent on sales by our independent  agents. The failure of these agents to achieve sustained sales will materially  adversely affect our financial condition and results of operations.

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

     In April  2003,  we agreed to provide up to  $448,093  in a series of loans over a period of nine months to InTandem  Communications,  Corp. Each loan is to bear interest at the rate of 7.5% per annum and the loans are to be secured by a pledge of the outstanding  InTandem common stock. After providing the first four loans,  on 30 days  written  notice,  we may  cancel our  obligation  to provide further loans should InTandem fail to attain a performance level of at least 75%
of certain revenue and profit and loss projections.

     If we make all of the loans,  we have the option to convert  the loans into
49% of InTandem's  outstanding common stock at any time not later than 12 months after  the last  payment  on all  loans  has been  received  by us. If we do not convert the promissory notes into InTandem common stock,  InTandem's  obligation to repay the promissory  notes will be discounted by a value equal to 25% of the net income  realized  by us from the sale of our  services  through  the 1+ long distance Cognigen Resale Division ("CRD").  Further,  if we discontinue  further lending due to InTandem's  failure to meet 75% of InTandem's  revenue and profit and loss  projections,  then the principal and interest of each  promissory note will be due from InTandem in 12 equal monthly  installments  (discounted  by the formula  above)  commencing one year after the last  promissory  note is issued.
During  the time that we are the (i)  holder of an  unpaid  InTandem  promissory note, (ii) an InTandem shareholder or (iii) have the right to acquire InTandem's common  stock,  we have the  right to  designate  two of the five  directors  on
InTandem's Board of Directors.  Further,  the InTandem Board of Directors has to
approve every transaction by a vote of not less than 80% of InTandem's directors and a quorum of the InTandem Board of Directors has been established as four.

     If we have exercised our  conversion  rights on or before April 1, 2005, or the date our conversion  rights expire,  whichever is later, but no earlier than
April 1, 2004,  we shall have the right to acquire  all the  outstanding  common stock of  InTandem.  The price that we are required to pay for such common stock is equal to four times the gross  revenue  generated  by  InTandem  for the last three  months  prior to the  acquisition  of the  InTandem  common  stock by us, multiplied by 51%.

     As a part of the transaction, we organized CRD. CRD is under the managerial authority and guidance of Anthony T. Sgroi,  who is the President of CRD and our
Chief  Operating  Officer.  Mr. Sgroi  reports  directly to our Chief  Executive
Officer and Board of  Directors.  In  addition,  InTandem  has agreed to provide consulting  services  at all levels to assist the CRD to fulfill its mission and responsibilities  through the overall  transition of a  substantial  part of our sales  production from master agency status to proprietary  resale  revenue.  In this regard,  we have become,  have applied or are in the process of applying to become licensed as a reseller in 47 states. Additionally,  we are certified as a local provider in three states, and have applied for local  certification in six additional states as well as for our class B license in Canada.

     If a third party  introduces a large  affiliated group of subscribers to us that requires the specialized  product and service management of InTandem and we agree to pay a gross revenue  commission to that party and its sponsoring entity at the level of a super-agency,  we have agreed to pay InTandem a bonus of a 15%
share of the total commission payable to the super-agency and sponsoring entity.

     In addition to the  Internet-based  agent  network and CST's  direct  sales efforts,  we are  engaged  in an  effort to  develop  and  support a variety  of affiliate program offerings.  In these programs,  large affiliate  organizations such as industry  service  providers and a variety of membership or club related businesses can be utilized for commission  sharing.  We currently have contracts for these  programs that represent  affiliate/affinity  populations in excess of
7,000,000   potential  buyers.  As  in  any  program  of  this  nature,   actual
participation  and buying rates will be a small  subset of the target  audience, but should be higher than non-affiliated web surfers.

     CST is  licensed  by the Federal  Communications  Commission,  or FCC, as a
global   facilities-based/global  resale  services  national  and  international carrier.  CST provides our customer base and other direct clients with a variety of discount international, phone card and private switching telephonic services.
CST, through its multi-mode  enhanced services platform,  provides its customers with discounted  domestic and international long distance voice and fax service, international direct dialing,  domestic and international  prepaid calling cards
and  international   toll-free  access.  CST  provides  these  services  to  our proprietary customer base of approximately 52,000 individual accounts as of June
30, 2003.  CST, at its  headquarters in San Luis Obispo,  California,  has three fully programmable Cisco-VCO-4K multi-protocol circuit switches, with a combined capability of more than 60 million minutes of traffic per month. With additional modest  enhancement  and CST's incumbent  technology,  we are well positioned to deliver  the next  generation  of  enhanced  packet  telephony  services to both individual  subscribers and enterprise clients.  Targeted  functionalities would include  services  such as:  VOIP,  unified  messaging,  voice,  video  and data conferencing and integrated wireless applications.

     The Company had commissions  from two customers that generated 22% of total revenue for the year ended June 30, 2003.

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

Regulation

     We are not currently subject to any governmental regulations as an Internet marketer of telecommunications  and technology based products and services.  CST is regulated by the Federal Communications  Commission ("FCC") as a Section 214,
domestic  and  international  facilities  based  carrier.  In  addition,  we are regulated by 12 state commissions as a "Competitive Local Exchange Carrier."

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

Employees

     As of June 30, 2003, we had 31 employees, all of whom are full-time,  based in our offices and facilities in Seattle,  Washington,  Rochester,  New York and
San Luis Obispo, California.

Item 2.  Description of Property

     We lease  approximately  3,457  square feet of office space at 7001 Seaview
Avenue,  N.W., Suite 210, Seattle, WA 98117,  pursuant to a month-to-month lease that currently requires monthly rental payments of approximately $4,810. We also lease  approximately  1,287  square feet of office  space at 3495 Winton  Place,
Building E, Suite 270, Rochester,  New York 14623, pursuant to a lease that will terminate on June 30, 2005, and that currently  requires monthly rental payments of approximately  $1,180. CST leases  approximately  3,218 square feet of office space at 3220 South  Higuera  Street,  Suite  103,  San Luis  Obispo,  CA 93401,
pursuant  to a lease  that  will  terminate  May 31,  2004,  and that  currently requires monthly rental payments of approximately $6,582.

Item 3.  Legal Proceedings.

     On December  17,  2002,  we filed a lawsuit in the  Superior  Court for the
State of  Washington,  King  County,  WA (Case  No.  02-2-35718-1  SEA)  against
eMaxDirect  LLC,  Troy D.  Carl and  William  A.  Bergfeld  III,  to  obtain  an injunction  to prevent them from  violating  certain  provisions of the Training
Services Framework Agreement with us that we had previously terminated.

     On December 17, 2002, we also filed a lawsuit in the District  Court,  City and  County of  Denver,  Colorado  (Case No.  02CV8684)  against  Messrs.  Carl,
Bergfeld,  Mark  Cranfill,  Kris  Wilson and Pam Lawson,  to obtain  injunctions
restraining   them  from  violating   certain   provisions  of  the  Independent
Representative Agreement with us that we had previously terminated.

     On January 28, 2003,  Messrs.  Carl,  Bergfeld,  Cranfill  and Wilson,  Ms.
Lawson and eMaxDirect LLC filed  counterclaims  in the lawsuit that we had filed in  the  District  Court,  City  and  County  of  Denver,  Colorado,  requesting injunctive  relief  preventing us from  misappropriations  and use of eMaxDirect
LLC's trade secrets and business values;  requesting injunctive relief enjoining us from allegedly  breaching the no hire clause of the agreement with eMaxDirect
LLC; alleging breach of the agreements that we had with Messrs.  Carl, Bergfeld,
Cranfill  and Wilson and Ms.  Lawson;  alleging  breach by us of the covenant of good faith and fair dealing;  alleging wrongful termination of our employment of
Mr.  Carl;  alleging  breach by us of the  Colorado  Wage Act by  failing to pay commissions to Messrs.  Bergfeld,  Cranfill and Wilson and Ms. Lawson;  alleging unjust enrichment on behalf of individual  counterclaimants against us; alleging aiding  and  abetting  breach of  fiduciary  duty on behalf of  eMaxDirect,  LLC against us;  alleging  promissory  estoppel  on behalf of Mr.  Carl  against us;
alleging fraud on behalf of us in connection with the termination of Mr. Carl as our employee; alleging conversion and/or aiding or abetting conversion on behalf of  eMaxDirect  LLC  against  us and  requesting  declatory  judgment  as to the applicable agreements between us and the individual defendants.

     In March 2003, the Superior Court for the State of Washington,  King County
issued a  preliminary  injunction  enjoining  eMaxDirect  from  using any of our source  codes  it may  have  acquired,  any  "Best  Rate  Calculator"  or  agent compensation calculation formula, any web-page technology,  or any agent data it may have  obtained,  collected  or stored in any medium,  during the term of the
eMaxDirect contract,  including such information  collected by the principals of
eMaxDirect before or during the term of the contract.

     Also, in March 2003, Messrs.  Carl,  Bergfeld,  Cranfill and Wilson and Ms.
Lawson filed a Motion for Joinder and we filed Motions to Compel  Arbitration of
Counterclaims and against the Motion for Joinder in the District Court, City and
County of Denver, Colorado. On May 29, 2003, the District Court, City and County
of Denver denied the Motion filed by Messrs. Carl, Bergfeld, Cranfill and Wilson and Ms. Lawson and granted our Motions.  The District Court,  City and County of
Denver, Colorado also set a hearing date on the Company's injunction for June 12 and 13, 2003.

     On June 12,  2003,  Messrs.  Carl,  Bergfeld,  Cranfill  and Wilson and Ms.
Lawson  entered into a Stipulation  with us pursuant to which they agreed to all we had  requested in the lawsuit that we had filed in the District  Court,  City and County of Denver, Colorado.

     In the lawsuit in the District Court, City and County of Denver,  Colorado,
the Court ordered  injunctive relief stands against the Defendants and no claims are asserted or pending against us in the proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our security holders during our fourth fiscal quarter ended June 30, 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

     Our common stock is quoted on the NASD OTC Bulletin  Board under the symbol
"CGNW." The following table sets forth, for the periods indicated,  the high and low bid price  quotations  for the  common  stock as  reported  by the  National
Quotation  Bureau,  LLC and or other market resources.  Such quotations  reflect
inter-dealer  prices,  but  do  not  include  retail  mark-ups,   mark-downs  or
commissions and may not necessarily  represent actual  transactions.  On October
15, 2001, each share of our outstanding  common stock was reverse split on a one for eight basis.

                                     High Bid               Low Bid
                                -------------------  ----------------------
Quarter ended June 30, 2003            $0.51                 $0.36
Quarter ended March 31, 2003            0.51                  0.36
Quarter ended December 31, 2002         0.68                  0.19
Quarter ended September 30, 2002        0.43                  0.32
Quarter ended June 30, 2002             0.40                  0.40
Quarter ended March 31, 2002            0.62                  0.62
Quarter ended December 31, 2001         0.91                  0.76
Quarter ended September 30, 2001        0.15                  0.09

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

     As of August 30, 2003, there were approximately  1,323 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

     We have never paid and do not  anticipate  paying any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations and in the expansion of our business.

     The following is a table with information regarding our equity compensation plans as of June 30, 2003:

Plan category         Number of           Weighted-average     Number of
                      securities to be    exercise price of    securities
                      issued upon         outstanding          remaining
                      exercise of         options, warrants    available for
                      outstanding         and rights           future issuance
                      options, warrants   (b)                  under equity
                      and rights                               compensation plans
                      (a)                                      (excluding
                                                               securities
                                                               reflected in
                                                               column (a))
                                                               (c)
-----------------------------------------------------------------------------------
Equity compensation          366,000             $0.40               259,000
plans approved by
security holders
-----------------------------------------------------------------------------------
Equity compensation        2,630,000             $1.83                  -
plans not approved
by security holders
-----------------------------------------------------------------------------------
Total                      2,996,000             $1.66               259,000
-----------------------------------------------------------------------------------

     On February 5, 2003, we issued 400,000 shares of our common stock, two year warrants to purchase  150,000 shares of our common stock at an exercise price of
$.50 per share and five year warrants to purchase  350,000  shares of our common stock at an  exercise  price  of $.75 per  share  to  Stanford  Financial  Group
Company,  Inc.  ("Stanford  Financial")  in exchange  for  Stanford  Financial's approximate 32% interest in American Internet Communications.

     The shares of common  stock and warrants  were issued in reliance  upon the exemption from  registration  contained in Section 4(2) of the Securities Act of
1933,  as amended.  The holder of these shares and warrants had  available to it full information concerning us and the certificates  representing the shares and warrants have a legend  prohibiting  transfer unless the shares and warrants are registered  under  the  Securities  Act,  or the  transfer  is  exempt  from the registration  requirements  thereof.  No  underwriters  were  involved  in  this transaction.

     On October 17, 2002 we issued 500,000 shares of our 8% Convertible Series A
Preferred Stock ("Preferred  Stock") to Stanford Venture Capital Holdings,  Inc.
for  $500,000.  Each share of the 8%  Convertible  Series A  Preferred  Stock is convertible, at the option of the holder, into one share of our common stock for a period of five  years.  At that time,  the  Preferred  Stock is  automatically converted to common stock.  The Preferred  Stock does not have voting rights and has a  liquidation  preference  of $1.00  per  share.  In  conjunction  with the issuance of the Preferred  Stock, we issued 64,516 shares of our common stock to unaffiliated third parties as a finders' fee valued at $20,000.

     The shares of 8%  Convertible  Series A  Preferred  Stock and the shares of common stock issued as a finder's fee were issued in reliance upon the exemption from  registration  contained in Section 4(2) of the Securities Act. The holders of these shares had  available to them full  information  concerning  us and the certificates  representing the shares have a legend prohibiting  transfer unless the shares are  registered  under the  Securities  Act or the transfer is exempt from the registration  requirements  thereof.  No underwriters  were involved in this transaction.

     In  December  2002,  April 2003 and June 2003 we granted  stock  options to purchase 30,000 shares,  25,000 shares and 30,000 shares of our common stock, at
$0.52, $0.38 and $0.39 per share,  respectively,  to our independent  directors.
The options vest immediately,  are exercisable at the market prices on the dates of grant and  expire  in five  years.  We do not  consider  the  grants of these options to constitute sales.

     During the year ended June 30, 2003, the Board of Directors granted options to employees to purchase  281,000 shares of the Company's common stock that vest at varying times between immediately and three years, are exercisable at between
$.36 to $.44 per share and expire in five years.  We do not  consider the grants of these options to constitute sales.

     In February  2003,  we granted an option to purchase  25,000  shares of our common stock at an exercise  price of $0.48 per share to a consultant  for prior services rendered. The option vests over two years, is exercisable at the market price on the date of grant and expires in five years.

     The option was issued in  reliance  upon the  exemption  from  registration contained in Section 4(2) of the  Securities  Act. The holder of this option had available to him full information concerning us and the certificate representing the option has a legend  prohibiting  the transfer of the shares of common stock underlying the option unless the transfer is registered under the Securities Act or the  transfer  is  exempt  from the  registration  requirements  thereof.  No underwriters were involved in this transaction.

     In April 2003, we issued 35,000 shares of our common stock to one person in connection  with him becoming one of our  directors.  The shares of common stock were  issued in reliance  upon the  exemption  from  registration  contained  in
Section 4(2) of the Securities  Act of 1933, as amended.  The person to whom the shares were issued had available to him full  information  concerning us and the certificate representing the shares has a legend prohibiting transfer unless the shares are  registered  under the  Securities Act or the transfer is exempt from the registration  requirements  thereof.  No underwriters  were involved in this transaction.

     In April 2003, we granted an option to purchase 25,000 shares of our common stock at an exercise  price of $0.40 per share to one person for prior  services rendered.  The option vested immediately,  is exercisable at the market price on the date of grant, and expires in five years.

     The option was issued in  reliance  upon the  exemption  from  registration contained in Section 4(2) of the  Securities  Act. The holder of this option had available to him full information concerning us and the certificate representing the option has a legend  prohibiting  the transfer of the shares of common stock underlying the option unless the transfer is registered under the Securities Act or the  transfer  is  exempt  from the  registration  requirements  thereof.  No underwriters were involved in this transaction.

     In April 2003, as part of the Funding  Agreement with InTandem,  we granted to the  principals of InTandem  options to purchase up to 180,000  shares of our common stock.  The exercise  price of the options is $0.36 per share,  which was the market price on the date of grant, and the options expire in five years. The actual  number  of  options  to  purchase  our  common  stock  is  based  on the achievement of certain objectives outlined in the Funding Agreement and could be as low as options to  purchase  zero  shares and as high as options to  purchase
180,000  shares.  The vesting  periods of these options  ranges from one year to three years.

     These options were issued in reliance upon the exemption from  registration contained in Section 4(2) of the  Securities  Act. The holders of these  options had  available  to them  full  information  concerning  us and the  certificates representing the options have a legend prohibiting the transfer of the shares of common stock  underlying the option unless the transfer is registered  under the
Securities  Act or the  transfer  is exempt from the  registration  requirements thereof. No underwriters were involved in this transaction.

     We also agreed to grant  non-qualified stock options to the same persons to purchase  all or any part of an  aggregate  number of shares of our common stock
(up to a maximum of 90,000 shares each) that is determined (i) by deducting from the total amount of our revenue derived for the period between April 1, 2003 and
April 1, 2004, from the sales of our 1+ resale products, the revenue we received from the sales thereof as of April 1, 2003, (ii)  multiplying  that amount by 6%
(from sales of 1+ resale products  attributable to us) and 12% (from sales of 1+
resale  products  attributable  to  InTandem),  and  (iii)  dividing  the  total percentage  result by the last sale price of a share of our  common  stock as of
April 1, 2004.  The exercise price will be equal to the last price of a share of our common stock as of April 1, 2004.  The options  will  terminate on March 31,
2009, and vest quarterly over a three-year  period  commencing April 1, 2004. If an  optionee  terminates  employment,  that  person's  option  may no  longer be exercised after 12 months after the optionee ceases to be employed by us.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

Overview

     We are an Internet  and  relationship  enabled  marketer  of long  distance telephone and personal communications services and a licensed,  facilities based interstate and international long distance carrier. We earn revenue in two ways.
First, we earn commissions from  approximately  thirty vendors whom we represent on our agent web sites via contractual agreements.  Second, we earn revenue from sales of telecommunications services used by our own customers.

     The  majority of our revenue is derived from  vendors,  agents and affinity groups  for  sales  of 1+  long  distance,  prepaid  calling  cards,  customized applications services,  conference calling,  dedicated high-speed  connectivity, and internet access.

     We have made a major  strategic  transition  in our  business  profile  and delivery of products and  services  over the past three  months.  In addition to being  historically  successful  at  representing  and selling the  services and products of agents and vendors,  we are now selling  multiple  branded  products whereby the customer and account are owned by us. The most significant impact of this  strategic  transition is that by billing our owned customer  accounts,  we generate approximately five times as much revenue compared to commission revenue from vendors. Since June 30, 2003,  approximately 30% of our orders are from our own accounts  and 70% from  commission  dollars  received  from  vendors  versus approximately  10% of the orders  generated  from our own  accounts for the year ended June 30, 2003.

     Through the acquisition of multiple state licenses, billing capability, and new distribution  channels, we can now grow revenue,  maintain closer contact to our customers,  and control bottom line retention and  contribution to a greater degree. At this time, we are adding to our proprietary account base at a rate of approximately  3,000 per month. For each 1,000 new owned customer  accounts,  we realize approximately $11,000 to $15,000 in billed revenue per month.

     See additional discussion of liquidity and capital resuorces below.

Results of Operations

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

     Total revenue for the year ended June 30, 2003 was $10,916,272  compared to
$11,075,261 for the year ended June 30, 2002.  Commission revenue was $6,918,479 for 2003 compared to $7,089,784 for the prior year.  Telecommunications  revenue was $3,988,343 for 2003 as compared to $3,984,973 for the prior year.

     Commission  revenue for 2003 is  comparable  to that of 2002  because of an increase  in the  average  revenue  per  account of  products  sold  offset by a decrease  in  active  accounts  and a  decrease  in  revenue  from the  sales of marketing products. Telecommunications revenue for 2003 is comparable to that of
2002 because of an increase in CST's switched  customer  accounts from 33,988 as of June 30, 2002 to 52,115 as of June 30,  2003,  a 53%  increase,  offset by an average  decrease in  switched  revenue  per  account of 46%.  This  decrease in average switched  revenue per account  reflects  downward market pressure in the retail pricing of our switched telecommunications  products, which CST is trying to offset with increased  activity and better  pricing with its carriers.

     Commission  expense related to commission revenue decreased from $4,570,835 for the year ended June 30, 2002 to $3,903,093 for the year ended June 30, 2003, a decrease of 15%.  This decrease is primarily  attributable  to the decrease in commission expense as a percentage of commission revenue,  which decreased 8% to
56% for 2003 compared to 64% the prior year. This decrease results in large part from the  change in  estimate  related to our  method of  estimating  commission expense, which occurred in the third quarter of fiscal 2003. Had the payments to a shareholder described in Note 7 to the Consolidated  Financial Statements been recorded as commission  expense  instead of a reduction of deferred  commissions payable on the  balance  sheet,  commission  expense  would have been  higher by
$535,402.  We do not anticipate  recording these payments as commission  expense until sometime in fiscal years 2006 or 2007.

     Telecommunications  operating expenses,  primarily carrier costs, decreased
$191,713  during 2003 compared to 2002.  These expenses as a percentage of their respective  revenue  decreased from 58% in 2002 to 53% in 2003.  These decreases are primarily attributable to reductions in pricing with carriers.

     Selling,  general and  administrative  expenses decreased $133,600 for 2003 compared  to 2002,  or 3%. The  majority  of the  decrease  is  attributable  to decreases in travel and outside  consulting  expenses,  which decreased 37% from the prior year.  These  decreases  were offset  partially by increases of 26% in legal and professional  fees.  Approximately  $90,000 of the legal fees increase results from activity  surrounding the eMax Direct LLC lawsuit described in Note
8 to the  Consolidated  Financial  Statements  and  Item  3.  Legal  Proceedings
included as part of this Annual Report on Form 10-KSB.

     Depreciation and amortization of $134,587 for 2003 decreased  slightly from
$145,905 for 2002.

     Income from  operations of $453,340 for the year ended June 30, 2003 versus a loss from  operations  of $392,044  for the year ended June 30, 2002  resulted from the reduction in operating expenses as described above.

     Interest expense increased for the year ended June 30, 2003 to $51,933 from
$33,757 for the year ended June 30, 2002.

Seasonality and Economic Conditions

     Our revenue and sales are not affected by seasons of the year.

Inflation

     We do not believe that  inflation  had a material  impact on our results of operations for the fiscal years ended June 30, 2003 or 2002.

Liquidity and Capital Resources

     We  have  historically  funded  our  operations  primarily  from  sales  of securities and operations.  At June 30, 2003 we had cash and cash equivalents of
$412,992 and negative  working capital of $897,674.  Cash provided by operations during the year ended  June 30,  2003 was  $113,085.  The  majority  of this was attributable  to the net income for 2003 of  $401,407,  before  adjustments  for non-cash  items of  $277,576,  offset by a decrease  in  commissions  payable of
$569,954.

     Cash used in investing  activities of $219,940  included  loans of $172,752 under the terms of the Funding  Agreement with Intandem and $47,188 for property and  equipment.  Cash  provided by  financing  activities  of $37,130  primarily included net proceeds  from the issuance of preferred  stock of $470,000 and the increase  in the note  payable of  $119,490  offset by the  payment of  deferred commissions of $535,402 and payment on the note payable of $25,000.

     We have a note  payable of  $254,389  at June 30,  2003.  As the note is in default,  the  interest,  which  was at 12%,  has been  increased  to 14% and is compounded  daily.  We are  currently  negotiating  with the  holder of the note payable  to  arrange  for a new note with terms  commensurate  with our  current operating  activities.  The note payable is secured by the accounts, as defined, and other  assets  of CST.  As a result,  if we can not  arrange  for a new note acceptable  to us,  there is the risk of  foreclosure  on the accounts and other assets.

     As of June 30, 2003, we had available cash of $412,992.  We anticipate that we will need  additional  financing  in the  future to expand  unless we realize sufficient cash flow from our current operations. We have suffered losses in the past and there are no  assurances  that we will realize a  sufficient  amount of cash flow from our current  operations to expand.  If we do not, we will have to reduce or discontinue our plans for expansion.

     Cash generated from  operations and financing  activities was sufficient to meet our working capital  requirements for the year ended June 30, 2003, but may not be sufficient to meet our working capital  requirements  for the foreseeable future.  We are looking at various  financing and equity  opportunities  to meet current  operating  and capital  requirements  until we can be sustained by cash flow from our operations. As a result of this search, during the year ended June
30,  2003,  we sold  500,000  shares  of  preferred  stock for net  proceeds  of
$470,000. There can be no assurance we will be able to secure additional debt or equity financing or that operations will produce adequate cash flow to enable us to meet all of our  future  obligations.  However,  we  believe  that we will be successful  in producing  sufficient  cash flow from all  collective  sources to continue for at least the next twelve months.

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
     o    revenue recognition.

Commissions Receivable

Commissions    receivable    represent    amounts   due   from   providers   for
telecommunication   services  used  by  subscribers.   Typically  providers  pay
commissions  due to us sixty days after the usage month-end to allow for billing and collection.

An  allowance  for  doubtful  accounts  of  $170,457  at June 30,  2003 has been established by us to provide for potential  uncollectible accounts and is deemed to be adequate by management based on historical results.

Goodwill

The excess of the purchase  price over net assets  acquired by us from unrelated third parties is recorded as goodwill. Goodwill resulted from the acquisition of
CST. In July 2001, the FASB issued Statement of Financial  Accounting  Standards
(SFAS)  Nos.  141 and 142,  "Business  Combinations"  and  "Goodwill  and  Other
Intangible  Assets." SFAS No. 141 requires all business  combinations  initiated after June 30, 2001 to be  accounted  for using the purchase  method.  Under the guidance of SFAS No. 142, goodwill is no longer subject to amortization over its estimated  useful life.  Rather,  goodwill will be subject to at least an annual assessment  for  impairment  by  applying a fair  value  base test.  There is no impairment of goodwill considered necessary as of June 30, 2003.

Valuation of Long-Lived Assets

We assess  valuation  of  long-lived  assets in  accordance  with SFAS No.  121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be disposed  of". We  periodically  evaluate  the carrying  value of  long-lived assets to be held and used, including goodwill and other intangible assets, when events  and  circumstances  warrant  such a  review.  The  carrying  value  of a long-lived asset is considered  impaired when the anticipated  undiscounted cash flow from such asset is  separately  identifiable  and is less than its carrying value.  In that  event,  a loss is  recognized  based on the amount by which the carrying  value  exceeds the fair market  value of the  long-lived  asset.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Recently Issued Accounting Pronouncements

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)."  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December  31,  2002,  with early  application  encouraged.  The adoption of this statement  had no  material  impact  on  the  Company's  consolidated  financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial
Institutions"  SFAS No.  147  amends  FASB  Statement  Nos.  72 and 144 and FASB
Interpretations  No. 9. The adoption of this statement had no material impact on the Company's consolidated financial statements.

In  November  2002,  the  FASB  published  interpretation  No.  45  "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statement Nos. 5, 57, and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a  company  issues a  guarantee,  the  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The adoption of this  statement  had no material  impact on the Company's consolidated financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement is for fiscal years ended after December 15, 2002. We adopted SFAS No.
148 for the year ended June 30, 2003 and have  included the required  disclosure requirements of this statement in our consolidated financial statements.

In January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of
Variable  Interest  Entities,  an  interpretation  of ARB 51" (FIN No. 46).  The primary  objectives of FIN 46 are to provide guidance on the  identification  of entities for which control is achieved  through means other than through  voting rights  (Variable  Interest  Entities or "VIEs") and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity  investors (if any) do not have a  controlling  financial  interest  or (2)  the  equity  investment  at risk is insufficient to finance that entity's  activities  without receiving  additional subordinated  financial support from other parties. The disclosure  requirements of FIN No. 46 became effective for financial statements issued after January 31,
2003.  The adoption of this  statement  had no material  impact on the Company's consolidated financial statements.

In April  2003,  the  FASB  issued  SFAS No.  149,  "Accounting  for  Derivative
Instruments and Hedging  Activities,"  which is effective for contracts  entered into or modified  after June 30, 2003 and for hedging  relationships  designated after June 30, 2003. This statement  amends and clarifies  financial  accounting and reporting for derivative  instruments including certain instruments embedded in other contracts and for hedging  activities  under SFAS No. 133,  "Accounting for  Derivative  Instruments  and  Hedging  Activities."  The  adoption  of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments  with  Characteristics  of Both  Liabilities  and Equity,"  which is effective for financial instruments entered into or modified after May 31, 2003, and  otherwise  is  effective  at the  beginning  of the  first  interim  period beginning  after June 15, 2003.  SFAS No. 150  establishes  standards for how an
issuer   classifies   and   measures   certain   financial    instruments   with
characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Forward Looking Statements

     Certain of the  information  discussed  herein,  and in  particular in this section entitled  "Management's  Discussion and Analysis or Plan of Operations,"
contains forward looking  statements that involve risks and  uncertainties  that might  adversely  affect our operating  results in the future in a material way.
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
statements.

     We are an Internet  and  relationship  enabled  marketer  of long  distance telephone and personal communications services and a licensed,  facilities based interstate and international long distance carrier.  We receive commissions from
sales  of  these   services   through   agents   and   affinity   groups,   from
telecommunications  sales of  prepaid  calling  cards  and from the sale of call switching services.

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
Seattle, Washington

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Cognigen
Networks,  Inc. and subsidiary as of June 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2003 and 2002. These consolidated  financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial position of Cognigen Networks,
Inc. and subsidiary as of June 30, 2003, and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002 in  conformity  with accounting principles generally accepted in the United States of America.

                                             /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
September 12, 2003
Denver, Colorado

                           Consolidated Balance Sheet
                                  June 30, 2003

                                     Assets

Current assets
   Cash                                                                  $   412,992
   Accounts receivable, net of allowance of $51,858                          313,537
   Commissions receivable, net of allowance of $170,457                      897,000
   Inventory                                                                  24,901
   Other current assets                                                       58,111
                                                                         -----------
     Total current assets                                                  1,706,541
                                                                         -----------

Non-current assets
   Property and equipment, net                                               150,412
   Notes receivable                                                          250,252
   Deposits and other assets                                                 109,552
   Goodwill                                                                2,893,029
                                                                         -----------
     Total non-current assets                                              3,403,245
                                                                         -----------

Total assets                                                             $ 5,109,786
                                                                         ===========

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                                      $   687,362
   Accrued liabilities                                                       192,657
   Commissions payable                                                       892,848
   Current portion of deferred commissions                                   511,200
   Note payable                                                              254,389
   Other current liabilities                                                  65,759
                                                                         -----------
     Total current liabilities                                             2,604,215
                                                                         -----------

Non-current liabilities
   Deferred commissions                                                      763,990
   Other long-term liabilities                                                40,966
                                                                         -----------
     Total non-current liabilities                                           804,956
                                                                         -----------
     Total liabilities                                                     3,409,171
                                                                         -----------

Commitments and contingencies

Stockholders' equity
   8% Convertible Series A preferred stock, no par value, 20,000,000 shares authorized, 500,000 shares issued and outstanding, $1.00
    per share liquidation preference                                         450,000
   Common stock $.001 par value, 300,000,000 shares authorized;
    9,553,972 shares issued and outstanding                                    9,554
   Additional paid-in capital                                             12,175,531
   Accumulated deficit                                                   (10,934,470)
                                                                         -----------
     Total stockholders' equity                                            1,700,615
                                                                         -----------

Total liabilities and stockholders' equity                               $ 5,109,786
                                                                         ===========

                      See notes to consolidated financial statements.

                           Consolidated Statements of Operations

                                                             For the Years Ended
                                                                   June 30,
                                                           -------------------------
                                                              2003          2002
                                                           -----------   -----------
Revenue
   Marketing commissions                                   $ 6,918,479   $ 7,089,784
   Telecommunications                                        3,988,343     3,984,973
   Other                                                         9,450           504
                                                           -----------   -----------
     Total revenue                                          10,916,272    11,075,261
                                                           -----------   -----------

Operating expenses
   Marketing commissions                                     3,903,093     4,570,835
   Telecommunications                                        2,132,035     2,323,748
   Selling, general and administrative                       4,293,217     4,426,817
   Depreciation and amortization                               134,587       145,905
                                                           -----------   -----------
     Total operating expenses                               10,462,932    11,467,305
                                                           -----------   -----------

Income (loss) from operations                                  453,340      (392,044)

Interest expense                                                51,933        33,757
                                                           -----------   -----------

Income (loss) before income taxes                              401,407      (425,801)

Deferred income tax benefit                                          -        37,025
                                                           -----------   -----------

Net income (loss)                                              401,407     (388,776)

Preferred dividends                                            (28,225)           -
                                                           -----------   ----------

Net income (loss) attributable to common shareholders      $   373,182   $  (388,776)
                                                           ===========   ===========

Income (loss) per common share - basic                     $      0.04   $     (0.04)
                                                           ===========   ===========

Weighted average number of common shares outstanding -
 basic                                                       9,266,307     9,778,940
                                                           ===========   ===========

Income (loss) per common share - diluted                   $      0.04   $     (0.04)
                                                           ===========   ===========

Weighted average number of common shares outstanding -
 diluted                                                     9,267,760     9,778,940
                                                           ===========   ===========

                      See notes to consolidated financial statements.

            Consolidated Statement of Changes in Stockholders' Equity
                   For the Years Ended June 30, 2003 and 2002

                                       Preferred Stock           Common Stock       Additional                    Total
                                    ----------------------  ----------------------    Paid-in     Accumulated   Stockholders'
                                      Shares      Amount      Shares      Amount      Capital       Deficit       Equity
                                    ----------  ----------  ----------  ----------  -----------   ------------   ----------
     Balance - June 30, 2001                -   $       -   10,813,359  $   10,813  $13,689,516   $(10,918,876)  $2,781,453

     Common stock issued for cash           -           -      750,000         750      299,235             -       299,985

     Common stock tock issued for
      services                              -           -      203,598         203      122,598             -       122,801

     Common stock repurchased               -           -   (2,712,501)     (2,712)  (2,085,910)            -    (2,088,622)

     Options to purchase Company
      stock issued to consultant            -           -           -           -        16,649             -        16,649

     Net loss                               -           -           -           -            -        (388,776)    (388,776)
                                    ----------  ----------  ----------  ----------  -----------   ------------   ----------

     Balance - June 30, 2002                -           -    9,054,456       9,054  $12,042,088    (11,307,652)     743,490

     Issuance of preferred stock,
     net of expenses                   500,000     450,000      64,516          65       19,935             -       470,000

     Cash received for share
     rounding                               -           -           -           -           296             -           296

     Issuance of common shares
     and options for AIC (Note 8)           -           -      400,000         400       99,600             -       100,000

     Issuance of common shares to
     director                               -           -       35,000          35       13,612             -        13,647

     Dividends on preferred stock           -           -           -           -            -         (28,225)     (28,225)

     Net income                             -           -           -           -            -         401,407      401,407
                                    ----------  ----------  ----------  ----------  -----------   ------------   ----------

     Balance - June 30, 2003           500,000  $  450,000   9,553,972  $    9,554  $12,175,531   $(10,934,470)  $1,700,615
                                    ==========  ==========  ==========  ==========  ===========   ============   ==========

                 See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows

                                                                For the Years Ended
                                                                     June 30,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
Cash flows from operating activities
  Net income (loss)                                        $    401,407    $   (388,776)
                                                           ------------    ------------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Depreciation and amortization                                134,587         145,905
   Provision for doubtful accounts                              129,342          61,208
   Stock options granted to non-employees and stock
     issued for services                                         13,647         139,450
   Deferred income taxes                                             -          (37,025)
   Changes in assets and liabilities
     Accounts receivable                                        (79,211)         66,283
     Commissions receivable                                      54,007        (294,645)
     Employee receivable                                          1,865          37,005
     Note receivable - related party                                 -           35,803
     Inventory                                                   11,059           7,903
     Other current assets                                       (34,398)        183,329
     Deposits and other assets                                  (14,713)        (52,383)
     Accounts payable                                            76,777         (54,343)
     Accrued liabilities                                        (57,054)         88,011
     Commissions payable                                       (569,954)        524,879
     Other current liabilities                                   45,724         (48,039)
                                                           ------------    ------------
                                                               (288,322)        803,341
                                                           ------------    ------------
      Net cash provided by operating activities                 113,085         414,565
                                                           ------------    ------------

Cash flows from investing activities
  Increase in notes receivable                                 (172,752)             -
  Purchases of property and equipment                           (47,188)        (63,436)
                                                           ------------    ------------
      Net cash used in investing activities                    (219,940)        (63,436)
                                                           ------------    ------------

Cash flows from financing activities
  Principal payments on note payable                            (25,000)       (175,000)
  Increase in note payable                                      119,490              -
  Payments on deferred commissions                             (535,402)       (278,030)
  Other                                                           8,042         (12,314)
  Proceeds from the issuance of preferred stock                 470,000              -
  Proceeds from the issuance of common stock                         -          299,985
                                                           ------------    ------------
      Net cash provided by (used in) financing
       activities                                                37,130        (165,359)
                                                           ------------    ------------

Net (decrease) increase in cash                                 (69,725)        185,770

Cash - beginning of year                                        482,717         296,947
                                                           ------------    ------------

Cash - end of year                                         $    412,992    $    482,717
                                                           ============    ============

Supplemental disclosure of cash flow information:

     Cash  paid for  interest  was  $25,514  and  $10,093  for  2003  and  2002, respectively.

Supplemental disclosure of non-cash activity:

     During the year ended June 30, 2003:

          The Company issued 400,000 shares of common stock and 500,000  options to purchase  common stock in exchange for an approximate  32% interest in AIC and a $300,000 Promissory Note and Agreement.

          The Company issued 35,000 shares of common stock to a new  independent director of the Company. These shares were valued at $13,647.

          The Company accrued dividends on preferred stock totaling $28,225.

     During the year ended June 30, 2002:

          The Company  obtained  fixed assets valued at $7,732 through a capital lease.

          The  Company  accepted  a  piece  equipment  as  full  payment  on  an outstanding accounts receivable balance of $21,245.

          The Company re-purchased  2,712,501 shares of common stock in exchange for future commissions valued at $2,088,622.

                See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Cognigen Networks,  Inc. (the Company) was incorporated in May 1983 in the State of Colorado to engage in the  cellular  radio and  broadcasting  business and to engage in any other lawful activity  permitted under Colorado law. In June 1988, the Company changed its name to Silverthorne  Production Company  (Silverthorne)
and  commenced  operations in the oil and gas industry.  These  operations  were discontinued in 1989.  Between 1989 and 1999,  Silverthorne  attempted to locate acquisition prospects and negotiate an acquisition. Silverthorne's pursuit of an acquisition did not  materialize  until August 20, 1999, with the acquisition of the assets of  Inter-American  Telecommunications  Holding  Corporation  (ITHC),
which was accounted for as a reverse  acquisition.  The surviving entity changed its name to Cognigen Networks, Inc. on July 12, 2000.

Cognigen  Networks,  Inc. is an internet and  relationship  enabled  marketer of long-distance  telephone  and personal  communications  services and a licensed, facilities based interstate and international long-distance carrier. The Company receives  commissions  from sales of these services  through agents and affinity groups, from telecommunications sales of prepaid calling cards and from the sale of call switching services.

Principles of Consolidation

The  accompanying  consolidated  financial  statements  include the  accounts of
Cognigen Networks,  Inc. and its subsidiary,  Cognigen  Switching  Technologies,
Inc. (Cognigen Switching).  All intercompany accounts and transactions have been eliminated in consolidation.

Cash

The Company considers all highly liquid  instruments  purchased with an original maturity of three months or less to be cash.  The Company  continually  monitors its positions with, and the credit quality of, the financial  institutions  with which it  invests.  As of the  balance  sheet  date,  balances  of cash and cash equivalents exceeded the federally insured limit by approximately $516,000.

Commissions Receivable

Commissions    receivable    represent    amounts   due   from   providers   for
telecommunication   services  used  by  subscribers.   Typically  providers  pay
commissions due to the Company sixty days after the usage month-end to allow for billing and collection.

An  allowance  for  doubtful  accounts  of  $170,457  at June 30,  2003 has been established by the Company to provide for potential  uncollectible  accounts and is deemed to be adequate by management based on historical results.

The Company had  commissions  from two  customers  that  generated  22% of total revenue and made up 42% of gross  commissions  receivable at June 30, 2003.  The
Company had two customers that generated 23% of total revenue for the year ended
June 30, 2002.

Inventory

Inventory consists of prepaid calling cards held for resale and is stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).
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

Goodwill

The excess of the  purchase  price over net assets  acquired by the Company from unrelated  third  parties is recorded as goodwill.  Goodwill  resulted  from the acquisition of Cognigen  Switching.  In July 2001, the FASB issued  Statement of
Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business  Combinations"
and "Goodwill and Other  Intangible  Assets." SFAS No. 141 requires all business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the purchase  method.  Under the  guidance  of SFAS No.  142,  goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test.  There is no impairment of goodwill  considered  necessary as of June
30, 2003.

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

Basic Loss Per Share

The Company  applies the provisions of SFAS No. 128,  "Earnings Per Share".  All dilutive potential common shares that have an antidilutive effect on diluted per share  amounts have been  excluded in  determining  net income (loss) per share.
Shares issued in the initial  capitalization of the Company have been treated as outstanding since inception.

Advertising Costs

The Company expenses advertising costs as incurred.  Total advertising costs for the years ended June 30, 2003 and 2002 were $151,951 and $148,455, respectively.

Recently Issued Accounting Pronouncements

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)."  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December  31,  2002,  with early  application  encouraged.  The adoption of this statement  had no  material  impact  on  the  Company's  consolidated  financial statements.

     In October  2002,  the FASB  issued SFAS No. 147  "Acquisitions  of Certain
Financial  Institutions".  SFAS No. 147 amends FASB Statements  No's. 72 and 144 and FASB  Interpretations  No. 9. The adoption of this statement had no material impact on the Company's consolidated financial statements.

In  November  2002,  the  FASB  published  Interpretation  No.  45  "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statement Nos. 5, 57, and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a  company  issues a  guarantee,  the  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The adoption of this  statement  had no material  impact on the Company's consolidated financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation - Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting for stock-based  compensation.  In addition,  SFAS No. 148 amends the disclosure  provision of SFAS No. 123 to require more prominent disclosure about the  effects  of  an  entity's  accounting  policy  decisions  with  respect  to stock-based employee compensation on reported net income. The effective date for this  Statement is for fiscal years ended after  December 15, 2002.  The Company adopted  SFAS No.  148 for the year  ended June 30,  2003 and has  included  the required disclosure requirements of this statement in the consolidated financial statements.

In January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of
Variable  Interest  Entities,  an  interpretation  of ARB 51" (FIN No. 46).  The primary  objectives of FIN 46 are to provide guidance on the  identification  of entities for which control is achieved  through means other than through  voting rights  (Variable  Interest  Entities or "VIEs") and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity  investors (if any) do not have a  controlling  financial  interest  or (2)  the  equity  investment  at risk is insufficient to finance that entity's  activities  without receiving  additional subordinated  financial support from other parties. The disclosure  requirements of FIN No. 46 became effective for financial statements issued after January 31,
2003.  The adoption of this  statement  had no material  impact on the Company's consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative  Instruments and Hedging  Activities,"  which is  effective  for  contracts  entered  into or modified after June 30, 2003 and for hedging relationships designated after June
30, 2003. This statement amends and clarifies financial accounting and reporting for  derivative  instruments  including  certain  instruments  embedded in other contracts  and for  hedging  activities  under  SFAS No.  133,  "Accounting  for
Derivative Instruments and Hedging Activities." The adoption of this standard is not expected to have a material impact on the Company's  consolidated  financial statements.

In May 2003,  FASB  issued  SFAS No.  150,  "Accounting  for  Certain  Financial
Instruments  with  Characteristics  of Both  Liabilities  and Equity,"  which is effective for financial instruments entered into or modified after May 31, 2003, and  otherwise  is  effective  at the  beginning  of the  first  interim  period beginning  after June 15, 2003.  SFAS No. 150  establishes  standards for how an
issuer   classifies   and   measures   certain   financial    instruments   with
characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's  consolidated  financial statements.

Reclassifications

Certain  amounts  in  the  2002  consolidated  financial  statements  have  been reclassified to conform to the 2003 presentation.

Note 2 - Basis of Presentation

On October 15, 2001, a  one-for-eight  (1:8)  reverse stock split took place and has been reflected retroactively in these financial statements, except for stock options outstanding at that date.

Note 3 - Property and Equipment

Property and equipment consist of the following at June 30, 2003:

Furniture and fixtures                                    $     15,267
Computer equipment                                             177,590
Equipment                                                      229,971
Leasehold improvements                                         191,268
Software                                                       142,299
                                                           -----------
                                                               756,395
Less accumulated depreciation                                 (605,983)
                                                           -----------
                                                           $   150,412
                                                           ===========

Note 4 - Notes Receivable

Intandem Communications, Inc.

As of June 30, 2003, there are $172,752 in notes receivable representing amounts advanced to InTandem  Communications,  Corp.  (InTandem).  On April 1, 2003, the
Company,  and  InTandem,  David B.  Hurwitz  (Hurwitz),  Richard G. De Haven (De
Haven) and Anthony Sgroi (Sgroi) entered into an agreement  (Funding  Agreement)
pursuant  to which the  Company  agreed to provide up to $448,093 in a series of loans over a period of nine months to InTandem. Each loan is to bear interest at the rate of 7.5% per annum and the  loans are to be  secured  by a pledge of the outstanding  InTandem common stock.  After providing the first four loans, on 30 days written  notice,  the Company may cancel its obligation to provide  further loans  should  InTandem  fail to attain a  performance  level of at least 75% of certain revenue and profit and loss projections.

If the  Company  makes all of the loans,  it has the option to convert the loans into 49% of  InTandem's  outstanding  common stock at any time not later than 12 months after the last payment on all the loans has been received by the Company.
If the Company does not convert the promissory notes into InTandem common stock,
InTandem's  obligation  to repay the  promissory  notes will be  discounted by a value equal to 25% of the net income  realized  by the Company  from the sale of the Company's  services  through the 1+ long distance  Cognigen  Resale Division
(CRD).  Further, if the Company  discontinues  further lending due to InTandem's failure to meet 75% of InTandem's revenue and profit and loss projections,  then the principal and interest of each  promissory note will be due from InTandem in
12 equal monthly  installments  (discounted by the formula above) commencing one year after the last promissory note is issued.  During the time that the Company is the (i)  holder of an  unpaid  InTandem  promissory  note,  (ii) an  InTandem shareholder  or (iii) has the right to  acquire  InTandem's  common  stock,  the
Company has the right to designate two of the five directors on InTandem's Board of  Directors.  Further,  the InTandem  Board of Directors  has to approve every transaction by a vote of not less than 80% of InTandem's  directors and a quorum of the InTandem Board of Directors has been established as four.

If the Company has exercised its  conversion  rights on or before April 1, 2005, or the date the Company's  conversion rights expire,  whichever is later, but no earlier  than April 1, 2004,  the  Company  shall have the right to acquire  the remaining  51% of Intandem or all of the  outstanding  common  stock of InTandem from Messrs. Hurwitz, De Haven and Sgroi. The price that the Company is required to pay for such common stock is equal to four times the gross revenue  generated by InTandem for the last three months prior to the  acquisition  of the InTandem common stock by the Company, multiplied by 51%.

Each of Messrs.  Hurwitz, De Haven and Sgroi received a five-year  non-qualified stock option to purchase  60,000  shares of the  Company's  common stock that is exercisable  at a price of $0.36 per share.  Such options vest  quarterly over a period  commencing in Apri1 2004,  and will expire if InTandem fails to meet 75%
of its revenue and profit and loss  projections.  Since the measurement  date to value  these  options has not yet  occurred,  no  compensation  expense has been recorded in the consolidated financial statements.

As a part of the  transaction,  the  Company  organized  CRD.  CRD is under  the managerial  authority and guidance of Mr. Sgroi, who is the President of CRD and has entered into an  Employment  Agreement  with the Company.  Mr. Sgroi reports directly to the Company's CEO and Board of Directors. In addition,  InTandem has agreed to provide consulting services at all levels to assist CRD to fulfill its mission and  responsibilities  through the overall  transition  of a substantial part of the Company's sales  production from master agency status to proprietary resale revenue.

If a third party  introduces  a large  affiliated  group of  subscribers  to the
Company that requires the specialized product and service management of InTandem and the Company agrees to pay a gross revenue commission to that third party and its sponsoring entity at the level of a super-agency,  the Company has agreed to pay  Messrs.  Hurwitz,  De Haven  and  Sgroi a bonus of a 15% share of the total commission payable to the super-agency and sponsoring entity.

In  conjunction  with this  transaction,  a consultant is to be paid,  under his consulting  agreement with the Company,  a commission  that is being  negotiated with the Company.  Although,  the commission amount has not yet been determined, the Company believes that a majority of it is based on the Company's exercise of the  option to acquire  the  remaining  51% of  InTandem  and future  cash flows generated  from  InTandem  activities  and would be paid in the  future,  at the option of the consultant,  either in net cash flows from InTandem  activities or common stock of the Company.

American Internet Communications

As of June 30, 2003,  the Company had a note  receivable  outstanding of $77,500 from  American  Internet  Communications  (AIC) in  accordance  with a  $300,000
Promissory  Note and Agreement due in October 2004.  This note bears interest at
12% payable  annually,  is secured by the personal guaranty of the principals of
AIC,  and is due  October  4, 2004.  This note was  acquired  by the  Company in
October  2002 as part of the  agreement  dated  October 17,  2002 with  Stanford
Venture Capital Holdings,  Inc. described in more detail in Note 7 Stockholders'
Equity.

Note 5 - Note Payable

Note payable consists of the following at June 30, 2003:

Note payable  consists of a secured  note  payable,  with  interest at
14%,  compounded  daily,  principal  and  interest  payable in varying amounts.  The note  payable is secured by the  accounts,  as  defined, and other  assets of CST.  As the note is in  default,  the  interest, which was at 12%, has been  increased to 14% and is compounded  daily.
The  Company  is  currently  negotiating  with the  holder of the note payable to arrange  for a new note with  terms  commensurate  with the
Company's current operating activities.                                  $   254,389

Note 6 - Income Taxes

The Company  recognizes  deferred  tax  liabilities  and assets for the expected future tax  consequences  of events  that have been  included  in the  financial statements or tax returns.  Deferred tax assets and  liabilities  are determined based on the difference between the financial  statement and tax basis of assets and liabilities  using the enacted tax rates in effect for the year in which the differences  are expected to reverse.  The measurement of deferred tax assets is reduced,  if necessary,  by the amount of any tax benefits that are not expected to be realized based on available evidence.

The Company's temporary differences result primarily from differing depreciation and amortization periods of certain assets, provision for doubtful accounts, net operating  loss  carryforwards  and the  recognition  of  certain  expenses  for financial  statement  purposes  and  not  for  tax  purposes.  The  Company  has approximately  $3,429,000 of net operating loss  carryforwards,  which expire in varying amounts through 2023, if unused.

The net  current  and  long-term  deferred  tax  assets and  liabilities  in the accompanying balance sheet include the following:

Current deferred tax asset                                 $   125,000
Current deferred tax liability                                      -
Valuation allowance                                           (125,000)
                                                           -----------

Net current deferred tax asset                             $        -
                                                           ===========

Long-term deferred tax asset                               $ 1,334,000
Long-term deferred tax liability                            (1,079,000)
Valuation allowance                                           (255,000)
                                                           -----------

Net long-term deferred tax asset                           $        -
                                                           ===========

Temporary  differences and carryforwards giving rise to a significant portion of deferred tax assets and liabilities are as follows at June 30, 2003:

Current
      Allowance for doubtful accounts                      $   125,000
Long-term
      Net operating loss carryforwards                       1,279,000
      Property and equipment                                    55,000
      Goodwill                                              (1,079,000)
      Less valuation allowance                                (380,000)
                                                           -----------

                                                           $        -
                                                           ===========

The  components  of the  provision  for  income  tax  benefit  reflected  in the consolidated statements of operations are as follows:

                                                             For the Years Ended
                                                                   June 30,
                                                           -------------------------
                                                              2003          2002
                                                           -----------   -----------

Current                                                    $        -    $        -
Deferred                                                            -         37,025
                                                           -----------   -----------
                                                           $        -    $    37,025
                                                           ===========   ===========

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to  pre-tax  accounting  net loss  compared  to the income  taxes in the consolidated statements of operations:

                                                             For the Years Ended
                                                                   June 30,
                                                           -------------------------
                                                              2003          2002
                                                           -----------   -----------

Income tax benefit at the statutory rate                   $   134,478   $  (144,772)
State and local income taxes, net of federal income tax         13,246       (14,051)
Change in valuation allowance                                 (194,000)      517,000
Nondeductible expenses                                           8,717        50,000
Other timing differences, net                                   37,559      (370,972)
                                                           -----------   -----------

Deferred income tax benefit                                $        -    $    37,205
                                                           ===========   ===========

Note 7 - Stockholders' Equity

Preferred Stock

As of June 30, 2003, the Company has authorized  20,000,000  shares of preferred stock.  During 2003,  the Company  designated  500,000  shares as 8% Convertible
Series A.

On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A
Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc. for
$500,000.  Each  share  of  the 8%  Convertible  Series  A  Preferred  Stock  is
convertible, at the option of the holder, into one share of the Company's common stock for a period of five  years.  After  five  years  the  Preferred  Stock is automatically  converted  to common  stock.  The  Preferred  Stock does not have voting  rights  and  has  a  liquidation  preference  of  $1.00  per  share.  In conjunction  with the issuance of the Preferred  Stock, the Company paid $30,000 in cash and issued 64,516 shares of the Company's common stock valued at $20,000 to unaffiliated third-parties as a finders' fee.

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities, as defined. The Board has not declared any such dividends.

Common Stock

As part of the  agreement  dated  October 17,  2002  discussed  above,  Stanford
Financial Group Company,  Inc. agreed to transfer to the Company, an approximate
32% interest in American Internet Communications (AIC), a private company, and a
$300,000  Promissory  Note and  Agreement  due in October,  2004 in exchange for
400,000  shares of the  Company's  common stock,  two-year  warrants to purchase
150,000  shares of the Company's  common stock at an exercise  price of $.50 per share and five-year  warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $.75 per share.  This transaction was completed on
February 5, 2003 and the stock and warrants were issued.

On February  3, 2003,  the  Company  entered  into a letter of intent with David
Stone and Harry  Gorlovezky,  current members of AIC,  pursuant to which Messrs.
Stone and  Gorlovezky  indicated  their intent to purchase the  approximate  32%
interest in AIC that the Company  acquired from  Standford  Financial for a cash consideration of $22,500. In addition,  Messrs. Stone and Gorlovezky had a right until June 10, 2003 to purchase the $300,000  Promissory  Note and Agreement due in  October  2004 for a  purchase  price of $77,500  in cash.  The  $22,500  was received  and the 32%  interest  in AIC  was  delivered  to  Messrs.  Stone  and
Gorlovezky.  The option to purchase the $300,000  Promissory  Note and Agreement for $77,500 was not exercised.

In April  2003,  35,000  shares  were  issued  to a new  member  of the Board of
Directors of the Company.  The shares were valued at $13,647 and are included in the 2003 operating results as stock-based compensation expense.

In April 2002 and September  2001,  the Company issued a total of 150,000 shares of common stock to a consultant valued at $87,001 as stock-based compensation.

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a shareholder,  in which the shareholder agreed to sell to the Company 2,712,501 shares of the Company's  common stock, at  approximately  $.77 per share,  which approximated  market value,  in exchange for  potential  future  commissions  of
$2,088,622 on certain  customers,  as defined in the agreement.  The shares were purchased in December 2001. Deferred  commissions payable will be paid out based upon future commissions  earned as defined in the agreement.  The agreement does not guarantee that future  commissions will be earned.  As of June 30, 2003, the remaining balance of deferred  commissions  payable was $1,275,190.  The Company has classified  $511,200 as an estimate of the current portion of this agreement based on historical commissions.

In October and November  2001,  the Company sold 750,000  shares of common stock and  warrants  to  purchase  600,000  shares  of  common  stock at $1.00 for net proceeds of $299,985 in cash.

In September and October  2001,  the Company  authorized  the issuance of 10,938 shares of common  stock in exchange for  services  valued at $8,500.  The shares were issued in November 2001.

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

During the year ended June 30, 2003, the Board of Directors  granted  options to employees to purchase  281,000 shares of the Company's common stock that vest at varying times between  immediately  and three years,  are exercisable at between
$.36 to $.44 per share and expire in five years.

In April 2003, the Board of Directors  granted options to purchase 25,000 shares of the Company's common stock to a shareholder of the Company for prior services rendered. These options vest immediately, are exercisable at $.40 per share, and expire in five years.

In April 2003,  as part of the Funding  Agreement  with  Intandem,  the Board of
Directors  granted to the  principals  of  Intandem  options to  purchase  up to
450,000 shares of the Company's  common stock. The exercise price of the options is $.36 per share and the  options  expire in five years.  The actual  number of options to purchase the Company's  common stock is based on the  achievement  of certain  objectives  outlined  in the Funding  Agreement  and could be as low as options to  purchase  zero  shares and as high as  options to  purchase  450,000 shares. The vesting periods of these options range from one year to three years.
See Note 4.

In February  2003,  the Board of Directors  granted  options to purchase  25,000 shares of the Company's common stock to a consultant of the Company for services rendered.  These options vest over two year, are  exercisable at $.48 per share, and expire in five years.

In  December  2002,  April 2003 and June 2003,  the Board of  Directors  granted options to purchase a total of 85,000  shares of the  Company's  common stock to the four independent  directors at that time of the Company as a partial fee for services rendered as independent directors. The options vested immediately,  are exercisable at between $.38 and $.52 per share and expire in four to five years.

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

The following table presents the activity for options outstanding:

                                                                        Weighted
                                                                         Average
                                                             Stock      Exercise
                                                            Options       Price
                                                           ----------   ---------
Outstanding - June 30, 2001                                 4,050,000   $    3.68
      Granted                                                  80,000        0.50
      Forfeited/canceled                                   (3,050,000)       3.68
      Exercised                                                    -           -
                                                           ----------   ---------

Outstanding - June 30, 2002                                 1,080,000        3.44
      Granted                                                 866,000        0.38
      Forfeited/canceled                                      (50,000)       0.55
      Exercised                                                    -           -
                                                           ----------   ---------

Outstanding - June 30, 2003                                 1,896,000   $    2.12
                                                           ==========   =========

The  following  table  presents  the  composition  of  options  outstanding  and exercisable:

                           Options Outstanding                Options Exercisable
                          ---------------------              ---------------------
Range of Exercise Prices   Number      Price*       Life*      Number      Price*
------------------------  ---------  ----------  ----------  ----------  ---------
    $  0.38 - .39           685,000                    4.78     175,000
    $  0.40 - .44           156,000                    4.51     126,000
    $  0.45 - .52            55,000                    4.53      30,000
    $  3.68               1,000,000                    1.17   1,000,000
                          ---------              ----------  ----------

Total - June 30, 2003     1,896,000   $   2.12           -    1,331,000   $   2.86
                          =========   ========   ==========  ==========   ========

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The  Company  has  adopted  the  disclosure-only  provisions  of SFAS  No.  123,
"Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been  recognized  for the stock  option  plans.  Had  compensation  cost for the
Company's  options been determined based on the fair value at the grant date for awards  consistent  with the  provisions of SFAS No. 123, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

                                                             For the Years Ended
                                                                  June 30,
                                                         ------------------------
                                                             2003          2002
                                                         -----------  -----------

Net income - as reported                                 $  401,407   $ (388,776)
Net income - pro forma                                   $  265,543   $ (426,652)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

Approximate risk free rate                                   6.00%
Average expected life                                       5 years
Dividend yield                                                0%
Volatility                                                    35%
Estimated fair value of total options granted              $135,864

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

The following table presents the activity for warrants outstanding:

                                                                          Weighted
                                                                          Average
                                                           Number of      Exercise
                                                            Warrants       Price
                                                           -----------   ----------

Outstanding - June 30, 2001                                         -    $       -
      Issued                                                   600,000         1.00
      Forfeited/canceled                                            -            -
      Exercised                                                     -            -
                                                           -----------   ----------

Outstanding - June 30, 2002                                    600,000         1.00
      Issued                                                   500,000          .67
      Forfeited/canceled                                            -            -
      Exercised                                                     -            -
                                                           -----------   ----------

Outstanding - June 30, 2003                                  1,100,000   $      .85
                                                           ===========   ==========

All of the  outstanding  warrants are  exercisable  and have a weighted  average remaining contractual life of 2.75 years.

Note 8 - Commitments and Contingencies

Operating Leases

The Company leases office space under operating lease  agreements.  Rent expense for these leases was approximately $141,000.

Future minimum lease payments under these leases are approximately as follows:

Year Ending June 30,
--------------------

      2004                                                 $   100,995
      2005                                                      14,148
                                                           -----------

                                                           $   115,143
                                                           ===========

Litigation

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

On December 17, 2002,  the Company filed a lawsuit in the District  Court,  City and  County of  Denver,  Colorado  (Case No.  02CV8684)  against  Messrs.  Carl,
Bergfeld, Cranfil, Kris Wilson and Pam Lawson, to obtain injunctions restraining them from  violating  certain  provisions  of the  Training  Services  Framework
Agreement with the Company that the Company had previously terminated.

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
alleging wrongful termination of the Company's employment of Troy Carl; alleging breach by the Company of the Colorado Wage Act by failing to pay  commissions to
Messrs.  Bergfeld,  Cradfill,  Kris  Wilson  and  Pam  Lawson;  alleging  unjust enrichment  on  behalf  of  individual  counterclaimants  against  the  Company;
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

In March  2003,  the  Superior  Court for the State of  Washington,  King County
issued a preliminary  injunction enjoining eMaxDirect from using any source code of the  Company  it may have  acquired,  any  "Best  Rate  Calculator"  or agent compensation calculation formula, any web-page technology,  or any agent data it may have  obtained,  collected  or stored in any medium,  during the term of the
eMaxDirect contract,  including such information  collected by the principals of
eMaxDirect before or during the term of the contract.

Also, in March 2003, Messrs. Carl, Bergfeld,  Cranfill and Wilson and Ms. Lawson
filed a Motion for Joinder and the Company filed  Motions to Compel  Arbitration of Counterclaims  and against the Motion for Joinder in the District Court, City and County of Denver,  Colorado.  On May 29, 2003, the District Court,  City and
County of Denver denied the Motion filed by Messrs. Carl, Bergfeld, Cranfill and
Wilson and Ms. Lawson and granted the  Company's  Motions.  The District  Court,
City and County of Denver,  Colorado  also set a hearing  date on the  Company's injunction for June 12 and 13, 2003.

On June 12, 2003,  Messrs.  Carl,  Bergfeld,  Cranfill and Wilson and Ms. Lawson
entered into a Stipulation with the Company pursuant to which they agreed to all that the Company had  requested  in the  lawsuit  that the Company  filed in the
District Court, City and County of Denver, Colorado.

In the lawsuit in the District Court, City and County of Denver,  Colorado,  the
Court ordered  injunctive relief stands against the Defendants and no claims are asserted or pending against Cognigen in the proceeding.

Due to the nature of the litigation and the  uncertainty  related to the outcome of the litigation,  no gain contingencies have been recorded in the consolidated financial statements.

Item  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure.

      None.

Item 8A.  Controls and Procedures.

     Under  the  supervision  and  with  the  participation  of our  management, including our chief executive officer and the principal  accounting  officer, we have evaluated the effectiveness of our disclosure controls and procedures as of a date  within 90 days prior to the filing of this  report.  The have  concluded that these disclosure controls provide reasonable assurance that we can collect, process and  disclose,  within the time periods  specified  in the  Commission's rules and forms,  the  information  required  to be  disclosed  in its  periodic
Exchange Act reports.

     There have been no significant changes in our internal controls or in other factors that could significantly  affect our internal controls subsequent to the date of their most recent evaluation.

                                    PART III

     The information required by Items 9 through 12 is incorporated by reference to our definitive  proxy statement or definitive  information  statement that we plan to file  in  connection  with  our  next  Annual  Meeting  of  Shareholders involving  the  election  of  directors.  We plan to file the  definitive  proxy statement or definitive  information  statement with the Securities and Exchange
Commission on or before October 28, 2003.

Item 13.  Exhibits and Reports on Form 8-K.

      Exhibits and Index of Exhibits.

EXHIBIT NO.  DESCRIPTION AND METHOD OF FILING
----------   --------------------------------

     2.1  Funding  Agreement  dated  April 1,  2003,  by and among us,  InTandem
          Communications  Corp.,  David B.  Hurwitz,  Richard  G. De  Haven  and
          Anthony  Sgroi  (except for  Schedule  B-Financial  Model and Schedule
          E-Business Plan and Financial  Statements)  (incorporated by reference to Exhibit  10.1 to our Current  Report on Form 8-K filed on April 15,
          2003).

     3.1  Articles  of  Incorporation  filed  on May 6,  1983  (incorporated  by reference  to Exhibit 3.1 to our Annual  Report on Form 10-KSB for the
          year ended June 30, 2000).

     3.2  Articles of Amendment to our Articles of  Incorporation  filed on June
          23,  1988  (incorporated  by  reference  to Exhibit  3.2 to our Annual
          Report on Form 10-KSB for the year ended June 30, 2000).

     3.3  Articles of Amendment to our Articles of  Incorporation  filed on July
          12,  2000  (incorporated  by  reference  to Exhibit  3.3 to our Annual
          Report on Form 10-KSB for the year ended June 30, 2000).

     3.4  Articles of Amendment to our Articles of Incorporation  filed on March
          16, 2001  (incorporated  by reference to our Quarterly  Report on Form
          10-QSB for the quarter ended March 31, 2001).

     3.5  Articles  of  Amendment  to our  Articles  of  Incorporation  filed on
          October 16, 2002  (incorporated  herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

     3.6  Bylaws as amended through December 15, 2002 (incorporated by reference to Exhibit 3.2 to our Current  Report on Form 8-K filed on November 4,
          2002).

     10.1 Purchase  Agreement among us, Stanford  Financial Group Company,  Inc.
          and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to our  Current  Report on Form 8-K filed on November 4,
          2002).

     10.2 Letter  dated   December  6,  2002,   from  us  to   eMaxDirect,   LLC
          (incorporated by reference to Exhibit 10 to our Current Report on Form
          8-K filed on December 10 2002).

     10.3 Securities  Purchase Agreement dated February 10, 2003, between us and
          David  Stone and  Harry  Gorlovezsky  (incorporated  by  reference  to
          Exhibit  10.1 to our  Current  Report  on Form 8-K  filed on April 24,
          2003).

     10.4 Option to  purchase  Promissory  Note and  Agreement  from us to David
          Stone and Harry Gorlovezsky (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 24, 2003).

     10.5 Form of Option to Purchase Common Stock  (incorporated by reference to
          Exhibit  10.7 to our Annual  Report on Form  10-KSB for the year ended
          June 30, 2000).

     10.6 2001 Incentive and  Nonstatutory  Stock Option Plan  (incorporated  by reference to Exhibit 10 to our Quarterly Report on Form 10-QSB for the
          quarter ended March 31, 2001).

     10.7 Stock  Redemption  Agreement  dated  November 30, 2001 between us, the
          Anderson Family Trust, Cantara  Communications  Corporation,  Kevin E.
          Anderson Consulting,  Inc. (without Exhibits A and B) (incorporated by reference  to  Exhibit  10.1 to our  Current  Report on Form 8-K dated
          December 18, 2001).

     10.8 Training Services  Framework  Agreement dated May 17, 2002, between us and e-Max Direct LLC (incorporated by reference to Exhibit 10.1 to our
          Current Report on Form 8-K dated filed on July 2, 2002).

     10.9 Transitional  Supplemental Consulting Engagement letter dated July 11,
          2002, between us and Kevin E. Anderson Consulting,  Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report Form 10-KSB for the
          year ended June 30, 2002).

     10.10Letter  Agreement  dated April 19, 2002,  between  Cognigen  Networks,
          Inc. and Troy D. Carl  (incorporated  by reference to Exhibit 10.11 to our Annual report on Form 10-KSB for the year ended June 30, 2002).

     21   Subsidiaries  (incorporated  by  reference to Exhibit 21 to our Annual
          Report on Form 10-KSB for the year ended June 30, 2001).

     31.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

     31.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

     32.1 Certification  of Chief Executive  Officer  required by Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification  of Chief Financial  Officer  required by Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

     On April 15,  2003,  we filed a Current  Report on Form 8-K dated  April 1,
2003,  describing the transaction  specified in the Funding  Agreement among us,
InTandem  Communications  Corp., David B. Hurwitz,  Richard De Haven and Anthony
Sgroi under Item 5 and filing the Funding Agreement as an Exhibit under Item 7.

     On April 24,  2003,  we filed a Current  Report on Form 8-K dated April 22,
2003,  describing the Securities  Purchase  Agreement and the Option to Purchase
Promissory  Note and  Agreement  between  and from us to David  Stone  and Harry
Gorlovezsky  under Item 5 and filing the Securities  Purchase  Agreement and the
Option to Purchase Promissory Note as Exhibits under Item 7.

     On May 19, 2003, we filed a Current  Report on Form 8-K dated May 15, 2003, that included a news release we issued on May 15, 2003, as an Exhibit under Item
7 and describing the news release under Item 12.

                                   SIGNATURES

     In accordance  with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized.

Dated:  September 26, 2003

                                    COGNIGEN NETWORKS, INC.

                                    /s/   Darrell H. Hughes
                                    Darrell H. Hughes, Chairman of the Board,
                                    President and Chief Executive Officer

                                    /s/   Gary L. Cook
                                    Gary L. Cook, Senior Vice President of
                                    Finance, Treasurer, Chief Financial Officer
                                    and Principal Accounting Officer

     In  accordance  with the Exchange  Act,  this report has been signed by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE            DATE
---------                           -----            ----

/s/ Joseph W. Bartlett              Director         September 26, 2003
Joseph W. Bartlett

/s/ Gary L. Cook                    Director         September 26, 2003
Gary L. Cook

/s/ Darrell H. Hughes               Director         September 26, 2003
Darrell H. Hughes

/s/ David L. Jackson                Director         September 26, 2003
David L. Jackson

/s/ Christopher R. Seelbach         Director         September 26, 2003
Christopher R. Seelbach

/s/ James H. Shapiro                Director         September 26, 2003
James H. Shapiro

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION AND METHOD OF FILING
----------   --------------------------------

     2.1  Funding  Agreement  dated  April 1,  2003,  by and among us,  InTandem
          Communications  Corp.,  David B.  Hurwitz,  Richard  G. De  Haven  and
          Anthony  Sgroi  (except for  Schedule  B-Financial  Model and Schedule
          E-Business Plan and Financial  Statements)  (incorporated by reference to Exhibit  10.1 to our Current  Report on Form 8-K filed on April 15,
          2003).

     3.1  Articles  of  Incorporation  filed  on May 6,  1983  (incorporated  by reference  to Exhibit 3.1 to our Annual  Report on Form 10-KSB for the
          year ended June 30, 2000).

     3.2  Articles of Amendment to our Articles of  Incorporation  filed on June
          23,  1988  (incorporated  by  reference  to Exhibit  3.2 to our Annual
          Report on Form 10-KSB for the year ended June 30, 2000).

     3.3  Articles of Amendment to our Articles of  Incorporation  filed on July
          12,  2000  (incorporated  by  reference  to Exhibit  3.3 to our Annual
          Report on Form 10-KSB for the year ended June 30, 2000).

     3.4  Articles of Amendment to our Articles of Incorporation  filed on March
          16, 2001  (incorporated  by reference to our Quarterly  Report on Form
          10-QSB for the quarter ended March 31, 2001).

     3.5  Articles  of  Amendment  to our  Articles  of  Incorporation  filed on
          October 16, 2002  (incorporated  herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

     3.6  Bylaws as amended through December 15, 2002 (incorporated by reference to Exhibit 3.2 to our Current  Report on Form 8-K filed on November 4,
          2002).

     10.1 Purchase  Agreement among us, Stanford  Financial Group Company,  Inc.
          and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to our  Current  Report on Form 8-K filed on November 4,
          2002).

     10.2 Letter  dated   December  6,  2002,   from  us  to   eMaxDirect,   LLC
          (incorporated by reference to Exhibit 10 to our Current Report on Form
          8-K filed on December 10 2002).

     10.3 Securities  Purchase Agreement dated February 10, 2003, between us and
          David  Stone and  Harry  Gorlovezsky  (incorporated  by  reference  to
          Exhibit  10.1 to our  Current  Report  on Form 8-K  filed on April 24,
          2003).

     10.4 Option to  purchase  Promissory  Note and  Agreement  from us to David
          Stone and Harry Gorlovezsky (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 24, 2003).

     10.7 Form of Option to Purchase Common Stock  (incorporated by reference to
          Exhibit  10.7 to our Annual  Report on Form  10-KSB for the year ended
          June 30, 2000).

     10.8 2001 Incentive and  Nonstatutory  Stock Option Plan  (incorporated  by reference to Exhibit 10 to our Quarterly Report on Form 10-QSB for the
          quarter ended March 31, 2001).

     10.7 Stock  Redemption  Agreement  dated  November 30, 2001 between us, the
          Anderson Family Trust, Cantara  Communications  Corporation,  Kevin E.
          Anderson Consulting,  Inc. (without Exhibits A and B) (incorporated by reference  to  Exhibit  10.1 to our  Current  Report on Form 8-K dated
          December 18, 2001).

     10.8 Training Services  Framework  Agreement dated May 17, 2002, between us and e-Max Direct LLC (incorporated by reference to Exhibit 10.1 to our
          Current Report on Form 8-K dated filed on July 2, 2002).

     10.9 Transitional  Supplemental Consulting Engagement letter dated July 11,
          2002, between us and Kevin E. Anderson Consulting,  Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report Form 10-KSB for the
          year ended June 30, 2002).

     10.10Letter  Agreement  dated April 19, 2002,  between  Cognigen  Networks,
          Inc. and Troy D. Carl  (incorporated  by reference to Exhibit 10.11 to our Annual report on Form 10-KSB for the year ended June 30, 2002).

     21   Subsidiaries  (incorporated  by  reference to Exhibit 21 to our Annual
          Report on Form 10-KSB for the year ended June 30, 2001).

     31.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

     31.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

     32.1 Certification  of Chief Executive  Officer  required by Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification  of Chief Financial  Officer  required by Section 906 of the Sarbanes-Oxley Act of 2002. 32.1