Form 10KSB/A
period 2003-06-30
COGNIGEN NETWORKS INC
filed 2003-11-19
CIK 726293

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                       FORM 10-KSB/A

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
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or                                Identification No.)
organization)

7001 Seaview Avenue, N.W.,
Suite 210
Seattle, Washington                               98117
-------------------                             ----------
(Address of principal                           (Zip Code)
executive offices)

Issuer's telephone number:   (206) 297-6151

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

                                            None

      Transitional Small Business Disclosure Format   Yes    __         No   |X|
                                                                             ---

                                     TABLE OF CONTENTS

   PART I
   Item 1.  Description of Business*
   Item 2.  Description of Property*
   Item 3.  Legal Proceedings*
   Item 4.  Submission of Matters to a Vote of Security Holders*

   PART II
   Item 5.  Market for Common Equity and Related Stockholder Matters*
   Item 6.  Management's Discussion and Analysis or Plan of Operations*
   Item 7.  Financial Statements*
   Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
             Disclosure*
   Item 8A.  Controls and Procedures*

   PART III
   Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act
   Item 10.  Executive Compensation
   Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters
   Item 12.  Certain Relationships and Related Transactions
   Item 13.  Exhibits and Reports on Form 8-K
   Item 14.  Principal Accountaint Fees and Services

     * The information required by Items 1 through 8 was set forth in our Annual
Report on Form 10-KSB that was filed on September 29, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

                                CURRENT DIRECTORS

     The name,  position  with us, age of each of our current  directors and the period  during  which  each of our  current  directors  has served as one of our directors are as follows:

            Name and Position                    Age        Director Since
            -----------------                    ---        --------------
      Gary L. Cook                               45              2003
      Senior Vice President, Chief
      Financial Officer, Treasurer and
      Director
      Darrell H. Hughes                          58              2000
      Chairman of the Board and Director,
      former President and former Chief
      Executive Officer
      David L. Jackson                           65              1995
      Senior Vice President of Corporate
      and Public Affairs, Secretary and
      Director
      Christopher R. Seelbach                    64              2001
      Director
      James H. Shapiro                           65              2002
      Director

Gary L. Cook has been one of our  directors  since June 2003 and our Senior Vice
President,  Chief Financial Officer and Treasurer since March 2003. Mr. Cook was one of our directors from October 2002 until March 2003. From June 2002 to March
2003, Mr. Cook was an independent  financial  consultant.  From February 1998 to
June 2002,  Mr. Cook was the Secretary  and Treasurer of eVision  International,
Inc.,  which has no significant  operations and formerly was a holding  company, and was Chief Financial  Officer of eVision  International,  Inc. from September
1998 to June 2002. From 1998 to June 2002, Mr. Cook was Chief Financial Officer,
Treasurer and a Director of American Frontier  Financial  Corporation,  a wholly owned subsidiary of eVision  International,  Inc.  American  Frontier  Financial
Corporation  filed for  Bankruptcy in October 2001.  The  bankruptcy  filing was dismissed in April 2002.  From 1994 to 1996,  Mr. Cook was  principal of a small business venture in which he had majority ownership,  and from 1982 to 1994, was a Senior  Manager for KPMG, LLP where he managed  auditing  services for several clients in various  financial and other industries and developed and implemented accounting, financial reporting and Securities and Exchange Commission reporting systems for companies.  Mr. Cook also is a director of Global Med  Technologies,
Inc. Mr. Cook graduated from Brigham Young University.

Darrell H. Hughes has been one of our directors  since January 2000 and has been our Chairman of the Board since July 2000.  Mr.  Hughes was our  President  from
July 2000 to October 2003 and our Chief  Executive  Officer from October 1999 to
October  2003.  Mr.  Hughes has been the Chief  Operating  Officer  of  Business
Computer  Training  Institute,  a regional  company  that  provides  entry-level computer and business  training,  since  October  2003.  From April 1997 through
October  1999,  Mr.  Hughes was Vice  President  of Sales and  Service  with AAA
Washington, an automobile association. From October 1996 through March 1997, Mr.
Hughes was the Vice President of Engineering  with ITL, a long distance  telecom company.  From June 1996  through  October  1996,  Mr.  Hughes  was a Manager of
Program Development for Siemens Communications, Inc., a worldwide technology and communications  systems  provider.  From 1995  until  1996,  Mr.  Hughes was the
Director  of Sales in the  Northwest  for Ascom  Timeplex,  a provider of voice, video and data  communications.  Mr.  Hughes  graduated  from the  University of
Redlands.

David L. Jackson has been one of our directors  since  February 1995, our Senior
Vice  President  of Corporate  and Public  Affairs or our Vice  President  since
August  1999 and our  Secretary  since  August 1999 and was our  Treasurer  from
August 1999 to July 2000,  our  President and Chairman of the Board from 1996 to
August 1999,  our Vice  President  from 1995 to 1996 and our  President  and the
Chairman of the Board from 1990 to 1992.  From  August  1999 to March 2002,  Mr.
Jackson was a director and the  Secretary of  Inter-American  Telecommunications
Holding  Corporation,  the net assets of which we acquired in August  1999.  Mr.
Jackson has been a licensed  real estate broker in  California  since 1991.  Mr.
Jackson graduated from Northwest Nazarene  University and from the University of
Denver,  College of Law. Mr.  Jackson is an arbitrator in dispute  resolution of commercial  and  labor  law.  He has been on the  roster of  arbitrators  of the
Federal Mediation and Conciliation Service of the United States Government since
March 1994.

Christopher  R. Seelbach has been one of our directors  since August 2001.  From
1985 to the present, Mr. Seelbach has been President of Seelbach Associates LLC, a management  consulting  firm. At various times from 1998 through May 2001, Mr.
Seelbach served as a consultant,  director,  Chief Operating  Officer and acting
Chief Financial Officer of CallNOW.com, Inc., a telecommunications company. From
1994 to 1998,  he was an  independent  consultant,  and served as President  and
Chief   Executive   Officer   of   Belcom,    Inc.,   a   COMSAT   international
telecommunications   investment,   and   President   of  Skysat   Communications
Corporation,  a wireless  telecommunications  systems development company.  From
1992 to 1994 Mr. Seelbach was a director and Chief Operating  Officer of Viatel,
Inc.,  an  international  telecommunications  company.  Prior to 1992,  he was a venture  capitalist  with Exxon  Enterprises  and a consultant  with  McKinsey &
Company.  Mr.  Seelbach  graduated  from the United  States  Naval  Academy  and received an M.B.A. from Columbia University.

James H. Shapiro has been one of our directors  since  October 2002.  Since 1995
Mr. Shapiro has been the Chief Executive Officer of Windermere Services Company,
a company that provides real estate  services.  Mr.  Shapiro  graduated from the
University of Washington.

                               EXECUTIVE OFFICERS

Our  executive  officers  are Gary L.  Cook and  David L.  Jackson,  information pertaining to whom is set forth under Current  Directors  above,  and Anthony T.
Sgroi and Richard B. Rime,  information  pertaining  to whom is set forth below.
Our executive officers are elected annually at the first meeting of the Board of
Directors held after each annual meeting of shareholders. Each executive officer will hold office until his or her successor duly is elected and qualified, until his or her  death or  resignation  or until he or she  shall be  removed  in the manner provided by our bylaws.

There are no arrangements or  understandings  between any executive  officer and any other  person  pursuant  to which any person was  selected  as an  executive officer.

Anthony T. Sgroi,  37, has been the  President of our Cognigen  Resale  Division since April 2002 and our Chief  Operating  Officer since  September  2003.  From
January 2001 to March 2002, Mr. Sgroi was the President,  North America,  of the
Carrier Division of Global Crossing, a telecommunications  company. From January
1996 to December 2000, Mr. Sgroi was a Senior Vice President,  North America, of
Frontier  Communications,  a  telecommunications  company.  From  March  1997 to
December  1998,  Mr. Sgroi was the  Director of the Eastern  Region for Frontier
Communications.  Mr.  Sgroi was a founder of Intandem  Communications  Corp.  in
September  2002.  Mr. Sgroi  graduated  from the University at Buffalo School of
Management.

Richard B. Rime,  46, has been our Vice  President of Sales and Marketing  since
February  2003.  From September 2002 to February 2003, Mr. Rime was our Managing
Director of Sales and Marketing.  For over 12 years prior to September 2002, Mr.
Rime was with AAA Washington,  lastly as Director of Business  Development.  Mr.
Rime graduated from Evergreen State College.

                                   CONSULTANT

Kevin E. Anderson is not one of our executive officers but makes and is expected to make a significant contribution to our business. Mr. Anderson, who is 52, has been a  consultant  to us and our Board of  Directors  since August 1999 and the founder and President of Cognigen  Corporation and Kevin E. Anderson Consulting,
Inc. Mr. Anderson graduated from the University of California at Los Angeles.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the  Securities  Exchange Act of 1934 requires our officers and directors  and persons  who  beneficially  own more than 10% of our  outstanding common stock to file reports of beneficial  ownership  with the  Securities  and
Exchange Commission and to furnish us with copies of the reports.

Based  solely  on a  review  of  the  Forms  3, 4 and 5 and  amendments  thereto furnished to us during our fiscal year ended June 30, 2003, the persons who were either one of our directors or officers or who beneficially  owned more than 10%
of our common  stock who failed to file on a timely  basis  reports  required by
Section 16(a) of the Securities Exchange Act of 1934 were Kevin E. Anderson, the
Anderson Family Trust and Peter Tilyou, as trustee of the Anderson Family Trust, all of whom may have failed to file their  respective  Forms 4 or Forms 5 during our fiscal year ended June 30, 2003,  and Richard B. Rime who was late in filing his Form 3 during our fiscal year ended June 30, 2003.

Item 10.  Executive Compensation.

                             EXECUTIVE COMPENSATION

The following table provides certain information  pertaining to the compensation paid by us and our subsidiaries  during our last three fiscal years for services rendered by our Chief Executive Officer and the persons who were our most highly compensated  executive  officers  and who  received  annual  salary and bonus in excess of $100,000 from us during the fiscal year ended June 30, 2003.

                                 Summary Compensation Table
                                 --------------------------

                                                                Long Term
                                                               Compensation
                                  Annual Compensation             Awards
                                  -------------------             ------
                  Fiscal
    Name and      Year                                Other       Securities    All Other
   Principal      Ended                            Annual Comp    Underlying   Compensation
    Position      June 30  Salary ($)   Bonus ($)      ($)        Options (#)       ($)
    --------      -------  ----------   ---------   ----------    -----------   -----------
Darrell H. Hughes  2003     $153,880       -- --    $10,635(b)       -- --         -- --
President from     2002     $125,000(a)    -- --    $24,638(b)       -- --         -- --
July 2000 to       2001     $125,000       -- --      -- --         200,000(c)     -- --
October 2003 and
Chief Executive
Officer from
October 1999 to
October 2003

Jimmy L. Boswell   2003      $132,096      -- --      -- --           -- --        -- --
President and      2002      $120,000(a)   -- --      -- --           -- --        -- --
Chief Operating    2001      $120,000    $100,000     -- --         200,000(c)     -- --
Officer from
August 20, 1999
to July 2000 and
Executive Vice
President and
Chief Operating
Officer from
July 2000 to
January 2003

David L. Jackson   2003      $137,096      -- --      -- --           -- --        -- --
President and      2002      $120,000(a)   -- --      -- --           -- --        -- --
Treasurer until    2001      $120,000      ----       -- --         200,000(c)     -- --
August 20, 1999
and Senior Vice
President of
Corporate and
Public Affairs
and Secretary
since August 20,
1997

David G. Lucas     2003      $117,232(d)    -- --     -- --           -- --        -- --
Treasurer and      2002      $101,250(a)    -- --     -- --           -- --        -- --

Chief Financial    2001      $ 90,000    $100,000     -- --         200,000(c)     -- --
Office from
August 20, 1999
to March 2003

(a) We issued to Darrell H. Hughes,  Jimmy L.  Boswell,  David L.  Jackson,  and
David G.  Lucas,  9,376,  9,376,  9,376 and 7,032  shares of our  common  stock, respectively,  in lieu of cash,  for  approximately  20% of their salary for the periods ending August 31, September 15, September 30, October 15, October 31 and
November 15, 2001.  The number of shares of our common stock issued was based on a value of $0.64 per share. The $0.64 per share was the last reported sale price of our common stock on September 24, 2001.

(b) The  $10,635  and the $24,638  represent  the amounts  Darrell H. Hughes was reimbursed for items he was entitled to under his original employment  agreement with us. The  $10,635  consists  of an  automobile  allowance  of  $7,200,  life insurance premiums of $1,560 and a contribution match of $1,875 for his previous employer's  401(k) plan.  The $24,638  represents a  contribution  match for his previous employer's 401(k) plan of $8,438 and an automobile allowance of $16,200 for 27 months.

(c) On August 25, 2000,  Darrell H. Hughes,  Jimmy L. Boswell,  David L. Jackson
and David G. Lucas were each  granted a  five-year  option to  purchase  200,000 shares of our  common  stock at an  exercise  price of $3.68 per  share.  During
September  2001,  each  option  held by Messrs.  Hughes,  Jackson  and Lucas was voluntarily  surrendered  without  compensation by Messrs.  Hughes,  Jackson and
Lucas. Mr. Boswell retained his option.

(d) Includes $5,000 of consulting fees paid to Mr. Jackson.

               OPTION INFORMATION PERTAINING TO EXECUTIVE OFFICERS

Option Grants in Last Fiscal Year

No options to purchase our common stock were granted by us to Darrell H. Hughes,
Jimmy L. Boswell, David L. Jackson or David G. Lucas during our last fiscal year ended June 30, 2003.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

No options to purchase our common stock were  exercised by any of our  executive officers  during  our  fiscal  year ended June 30,  2003.  The  following  table provides  information  with respect to the  unexercised  options to purchase our common stock held by Jimmy L. Boswell as of June 30, 2003:

                       Number of Securities           Value of Unexercised
                      Underlying Unexercised              In-the-Money
                    Options at Fiscal Year End     Options at Fiscal Year End
      Name          Exercisable/Unexercisable     Exercisable/Unexercisable(1)
      ----          -------------------------     ----------------------------

Jimmy L. Boswell           200,000 / 0                    $ 0 / $ 0 (1)

(1) The  closing  price per share on June 30,  2003 was lower than the  exercise price.

                            COMPENSATION OF DIRECTORS

Our directors were  reimbursed for  reasonable out of pocket  expenses  incurred related to Board duties  assigned in connection  with attending  board meetings.
The independent directors are compensated at a rate of $1,000 per month and $500 per day per  meeting  attended in person and are paid $100 per month for serving as  chairman  of one of our  committees.  In  addition,  we  granted  options to purchase 25,000 shares of our common stock to each of our independent directors.

During the fiscal  year ended  June 30,  2003,  we paid Gary L. Cook  $20,000 in consulting fees for providing consulting to our audit committee. The $20,000 was in addition to $8,000 of directors  fees paid to or accrued for Mr. Cook for the year ended June 30, 2003, while he was one of our independent directors.

For the period from July 1, 2002 to June 30, 2003, we paid to or accrued for Mr.
Seelbach  $10,800 in directors'  fees and for serving on our  committees  and in
December  2002 we granted Mr.  Seelbach a five year  option to  purchase  10,000 shares of our common  stock at $0.59 per share and in June 2003 we  granted  Mr.
Seelbach a five year option to  purchase  15,000  shares of our common  stock at
$0.39 per share.  From July 1, 2001,  to June 30, 2002, we paid  Christopher  R.
Seelbach or his company, Seelbach & Associates, $25,409 in fees for Mr. Seelbach providing consulting services to us. In addition,  we paid Mr. Seelbach $224 and
$98 in agent  commissions  for the fiscal  years  ended June 30,  2003 and 2002, respectively.

We paid to or accrued for James H.  Shapiro  $8,000 in  directors'  fees and for serving  on our  committees  for a period of time from  October  2002,  when Mr.
Shapiro first became a director, through June 30, 2003. In addition, in December
2002 we granted Mr. Shapiro a five-year  option to purchase 10,000 shares of our common  stock at $0.59  per  share and in June  2003 we  granted  Mr.  Shapiro a five-year  option to  purchase  15,000  shares of our common  stock at $0.39 per share.

In April 2003, we issued  Joseph W.  Bartlett  35,000 shares of our common stock and granted him a five-year option to purchase 25,000 shares of our common stock at $0.38 per share for becoming one of our directors.  For the period from April
2003  to June  30,  2003,  we paid to or  accrued  for Mr.  Bartlett  $2,000  in directors' fees. Mr. Bartlett resigned as one our directors on October 2003.

                              EMPLOYMENT AGREEMENTS

We have no  employment  agreements  with Darrell H. Hughes,  Jimmy L. Boswell or
David L. Jackson and have no  compensation  plan or  arrangement  required to be reported hereunder for such persons.

                              CONSULTING AGREEMENTS

We entered into a consulting agreement with Kevin E. Anderson  Consulting,  Inc.
to provide expanded consulting and technical/administrative  services. Under the consulting agreement we paid Kevin E. Anderson Consulting, Inc. $1,000 per month to provide up to 20 hours of telecommuting  consulting  services.  Commencing in
March 2003, we entered into a new  consulting  agreement with Kevin E. Anderson.
Under the consulting  agreement we paid Kevin E. Anderson  Consulting,  Inc. for expanded  consulting and  technical/administrative  services at a rate of $4,000 per month  commencing in January 2003 and paid  approximately  $700 per month of expenses associated with his Internet T-1 connection.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
Related Stockholder Matters.

                           PRINCIPAL SHAREHOLDERS AND
                        SECURITY OWNERSHIP OF MANAGEMENT

The following  table sets forth as of October 27, 2003,  the number of shares of our  outstanding  common  stock  beneficially  owned  by  each  of  our  current directors,  sets  forth the  number of shares of our  outstanding  common  stock beneficially  owned by all of our current executive  officers and directors as a group, sets forth the number of shares of our outstanding  common stock owned by
Jimmy L. Boswell and David G. Lucas,  and sets forth the number of shares of our outstanding  common stock owned by each person who owned of record, or was known to own  beneficially,  more than five percent of the  outstanding  shares of our common stock:

                                Amount and Nature of
                                    Beneficial
       Name and Address             Ownership(1)        Percent of Class
       ----------------         --------------------    ----------------

Gary L. Cook                          130,000(2)               1.3%
61 W. Surrey Drive
Castle Rock, CO  80108

Darrell H. Hughes                     818,507                  8.7%
Suite 210
7001 Seaview Avenue N.W.
Seattle, WA 98117

David L. Jackson                      283,642                  3.0%
1071 Oak Hill Road
Lafayette, CA 94549

Christopher R. Seelbach                40,000(3)           Less than 1%
44 Woodcrest Avenue
Short Hills, NJ  07078

James H. Shapiro                       25,188(4)           Less than 1%
5424 Sand Point Way, N.E.
Seattle, WA 98105

All current executive               1,373,445(5)              14.0%
officers and directors as a
group (7 persons)

Jimmy L. Boswell                      459,377(6)               4.7%
Suite 103A
3220 South Higuera Street
San Luis Obispo, CA 93401

David G. Lucas                        257,033                  2.7%
Suite 103A
3220 South Higuera Street
San Luis Obispo, CA 93401

Cognigen Corporation                   25,250(7)           Less than 1%
2608 Second Avenue, Suite 108
Seattle, WA 98121

Anderson Family Trust               1,158,505(7)(8)           12.1%
2608 Second Avenue, Suite 108
Seattle, WA 98120

Kevin E. Anderson                   1,158,505(7)(8)           12.1%
2608 Second Avenue, Suite 108
Seattle, WA 98120

Peter Tilyou                        1,158,505(9)(10)          12.1%
2608 Second Avenue, Suite 555
Seattle, WA 98121

(1)  Except  as  indicated  below,  each  person  has  sole  and  voting  and/or investment power over the shares listed.

(2)  Represents 130,000 shares underlying two presently exercisable options.

(3)  Includes 25,000 shares underlying presently exercisable options.

(4)  Includes 25,000 shares underlying presently exercisable options.

(5)  Includes the 180,000 shares  underlying the presently  exercisable  options specified in footnotes (1) through (4) above,  60,000 shares  underlying an option  granted to Anthony T. Sgroi,  1,108  shares  beneficially  owned by
     Richard B. Rime and 15,000 shares  underlying an option  granted to Richard
     B. Rime.

(6)  Includes 200,000 shares underlying a presently exercisable option.

(7)  Kevin E.  Anderson and members of his family are the  beneficiaries  of the
     Anderson Family Trust,  which owns  approximately  98.9% of the outstanding common  stock of  Cognigen  Corporation.  Mr.  Anderson  may be  deemed  to beneficially  own the  25,250  shares of the  common  stock  that  Cognigen
     Corporation may be deemed to beneficially own.

(8)  Kevin E.  Anderson and members of his family are the  beneficiaries  of the
     Anderson Family Trust.  Kevin E. Anderson may be deemed to beneficially own the shares of the owned by the Anderson Family Trust.

(9)  Includes  the shares  owned by the  Anderson  Family  Trust #2 and Cognigen
     Corporation,  all of which may be deemed to be beneficially  owned by Peter
     Tilyou.  Mr.  Tilyou  is the sole  trustee,  but not a  beneficiary  of the
     Anderson Family Trust.

(10) The information pertaining to the shares of common stock beneficially owned by the  Anderson  Family  Trust and  Cognigen  Corporation  is based on our shareholder records.

Stock Option Plan

We adopted an incentive and  non-statutory  option plan at our Annual Meeting of
Shareholders held on March 15, 2001. The plan authorizes the granting of options to our officers, directors,  employees and consultants to purchase shares of our common stock.

The  following is a table with  information  regarding  our equity  compensation plans as of June 30, 2003:

                            Equity Compensation Plans
--------------------------------------------------------------------------------
Plan category            Number of       Weighted-average    Number of
                         securities to   exercise price of   securities
                         be issued upon  outstanding         remaining
                         exercise of     options, warrants   available for
                         outstanding     and rights          future issuance
                         options,                            under equity
                         warrants and                        compensation
                         rights                              plans (excluding
                         (a)             (b)                 securities
                                                             reflected in
                                                             column (a)
                                                              (c))
--------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders             366,000            $0.40             259,000
--------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders            2,630,000           $1.83                -
--------------------------------------------------------------------------------
Total                       2,996,000           $1.66             259,000
--------------------------------------------------------------------------------

A description of the options and warrants issued without shareholder approval is contained  in Note 7 -  Stockholder's  Equity - Stock  Options  and  Warrants  -
contained in our Notes to Consolidated Financial Statements that were filed as a part of Item 7 of our 10-KSB that was previously filed.

Item 12.  Certain Relationships and Related Transactions.

                     TRANSACTIONS WITH MANAGEMENT AND OTHERS
                       AND CERTAIN BUSINESS RELATIONSHIPS

Stock  Redemption  Agreement  between us, the  Anderson  Family  Trust,  Cantara
Communications Corporation, and Kevin E. Anderson Consulting, Inc.

On December 7, 2001, we closed a transaction in which we purchased, or redeemed,
2,712,500  shares of our  common  stock  from the  Anderson  Family  Trust.  The
Anderson Family Trust delivered shares from those owned by Cognigen Corporation, a company 98.9 % owned by the Anderson  Family Trust,  to satisfy its obligation pursuant to the transaction. Kevin E. Anderson and members of his family are the beneficiaries  of the Anderson Family Trust.  Kevin E. Anderson may be deemed to beneficially  own the shares of our common  stock owned by the  Anderson  Family
Trust.

As  consideration  for  the  share  purchase,  among  other  consideration,   we
transferred  to Cantara  Communications  Corporation,  an  affiliate of Kevin E.
Anderson,  the rights to become the up-line for our current accounts and thereby be entitled to commissions,  fees and bonuses on our current customer  accounts, with a commission not to exceed 12% which commission was limited by various caps through  December  31,  2002.  In addition,  as a part of the  transaction,  our agreement  with Kevin E. Anderson  Consulting,  Inc.,  pursuant to which we paid
Kevin E. Anderson  Consulting,  Inc.  consulting fees of $14,583 per month,  was cancelled and Kevin E. Anderson was retained  through March 31, 2003 at the rate of  $1,000.00  per  month to  provide  up to 20 hours  telecommuting  consulting services to us per month.  Also, under a separate  consulting  agreement we have paid and will pay Kevin E. Anderson  Consulting,  Inc, an additional  amount for expanded consulting and  technical/administrative  services. For the years ended
June  30,  2002 and June 30,  2003 we paid  Cantara  Communications  Corporation
$266,584 and $547,402 in commissions,  respectively,  and paid Kevin E. Anderson
Consulting Inc. $92,880 and $70,000,  respectively. For the years ended June 30,
2002 and June 30,  2003,  we also paid  members  of Kevin E.  Anderson's  family
$40,475 and $44,003 in agent commissions, respectively.

Loan from us to JVTEL

On October 11, 2000,  we entered into an agreement  with JVTEL,  a joint venture between Telkiosk, Inc. and Combined Telecommunications  Consultancy, Ltd., whose managing  partner  is Peter  Tilyou,  that gave us the option to sell to JVTEL a database  of  off-shore  and  domestic  telephone  service  subscribers  that we acquired from Inter-American  Telecommunications Holding Corporation.  According
to the terms of the agreement,  in the event that we had not activated a minimum of 5,000 of the  accounts  by March  30,  2001,  we had the  option  to sell the accounts to JVTEL for  $1,300,000.  The  $1,300,000 was to be paid to us in such number of shares of our  common  stock  that was equal to  $1,300,000,  less the forgiveness of debt and interest due to JVTEL on March 30, 2001,  divided by the closing bid price of our common stock on March 30, 2001.  On March 31, 2001,  we exercised  our option to sell the database to JVTEL because we had not activated a minimum  of 5,000 of the  accounts.  JVTEL  requested  and we agreed  that the purchase  price of the  accounts be paid by JVTEL  forgiving  the balance of the debt and accrued  interest in the total  amount of $689,197 due from us to JVTEL and its joint  venturers and by us accepting a promissory  note in the amount of
$85,803  payable on March 30, 2002,  with  interest at a rate of 8.5% per annum.
This loan was paid with interest on January 31, 2002.

Issuance  of Common  Stock to Jimmy L.  Boswell,  Darrell  H.  Hughes,  David L.
Jackson and David G. Lucas

On September 24, 2001, we issued shares of our common stock,  which the Board of
Directors  valued at $0.64 per share,  to the  following  named  officers in the stated amounts on the stated dates:

                                            TO BE
                                        DISTRIBUTED ON       TO BE
                                         SEPTEMBER 30,    DISTRIBUTED ON
            OFFICER         TOTAL PMT       2001         NOVEMBER 15, 2001
            -------         ---------   --------------   -----------------

      Jimmy L. Boswell       $ 6,000     4,688 shares      4,688 shares
      Darrell H. Hughes      $ 6,000     4,688 shares      4,688 shares
      David L. Jackson       $ 6,000     4,688 shares      4,688 shares
      David G. Lucas         $ 4,500     3,516 shares      3,516 shares

The above named  officers  had  voluntarily  agreed for the pay  periods  ending
August 31,  September 15,  September 30, October 15, October 31 and November 15,
2001,  to accept,  in lieu of a payment of cash,  approximately  twenty  percent
(20%) of their  respective  salaries in our restricted  common stock at the fair market on this date,  which based on the last  reported  sale price on September
24, 2001, was $0.64 per share.

Transaction with Intandem Communications Corp.

On April 1, 2003, we, and InTandem Communications Corp.  ("Intandem"),  David B.
Hurwitz  ("Hurwitz"),  Richard G. De Haven  ("De  Haven")  and  Anthony T. Sgroi
("Sgroi") entered into an agreement ("Funding  Agreement")  pursuant to which we agreed to  provide  up to  $448,093  in a series of loans  over a period of nine months to InTandem.  Each loan is to bear interest at the rate of 7.5% per annum and the loans are to be secured by a pledge of the  outstanding  InTandem common stock. Through November 14, 2003, we had provided $367,399 in loans to InTandem.

If we make all of the loans, we have the option to convert the loans into 49% of
InTandem's  outstanding  common stock at any time not later than 12 months after the last payment on all the loans has been  received by us. If we do not convert the promissory notes into InTandem common stock,  InTandem's obligation to repay the  promissory  notes  will be  discounted  by a value  equal to 25% of the net income realized by us from the sale of our services through the 1+ long distance
Cognigen Resale Division ("CRD").  During the time that we are the (i) holder of an unpaid InTandem  promissory note, (ii) an InTandem  shareholder or (iii) have the right to acquire InTandem's common stock, we have the right to designate two of the five directors on InTandem's  Board of Directors.  Further,  the InTandem
Board of Directors has to approve every  transaction  by a vote of not less than
80% of InTandem's  directors and a quorum of the InTandem Board of Directors has been established as four.

If we have  exercised our  conversion  rights on or before April 1, 2005, or the date our conversion rights expire, whichever is later, but no earlier than April
1, 2004,  we have the right to acquire the  remaining  51% of Intandem or all of the  outstanding  common stock of InTandem  from Messrs.  Hurwitz,  De Haven and
Sgroi.  The price that we are  required to pay for such common stock is equal to four times the gross  revenue  generated  by InTandem  for the last three months prior to the acquisition of the InTandem common stock by us, multiplied by 51%.

Each of Messrs.  Hurwitz, De Haven and Sgroi received a five-year  non-qualified stock option to purchase  60,000 shares of our common stock that is  exercisable at a price of  $0.36  per  share.  Such  options  vest  quarterly  over a period commencing in Apri1 2004,  and will expire if InTandem  fails to meet 75% of its revenue and profit and loss projections.

As a part of the  transaction,  we  organized  the  CRD.  The CRD is  under  the managerial  authority and guidance of Mr. Sgroi, who is the President of CRD and has entered into a four-year  employment  agreement  with us. Mr. Sgroi  reports directly  to our CEO and Board of  Directors.  In addition to his base salary of
$10,000 per month for the first year,  $12,000 per month for the second year and
$15,000  per month for the third and fourth  years,  Mr.  Sgroi is  entitled  to incentive  compensation of up to 3% in the second InTandem fiscal year, up to 2%
in the third  InTandem  fiscal year and up to 2% in the fourth  InTandem  fiscal year of  InTandem's  net  income.  InTandem  has  agreed to  provide  consulting services at all levels to assist CRD to fulfill its mission and responsibilities through the overall  transition  of a substantial  part of our sales  production from master agency status to proprietary resale revenue.

If a third party  introduces a large  affiliated group of subscribers to us that requires the specialized product and service management of InTandem and we agree to pay a gross revenue  commission to that third party and its sponsoring entity at the level of a super-agency,  we have agreed to pay Messrs. Hurwitz, De Haven and  Sgroi a  bonus  of a 15%  share  of the  total  commission  payable  to the super-agency and sponsoring entity.

Consulting Arrangements with Combined Telecommunications  Consultancy,  Ltd. and
Commission Payments to Telkiosk, Inc.

We also have an agreement  with Combined  Telecommunications  Consultancy,  Ltd.
("CTC"),  which  is  owned  by Peter  Tilyou,  pursuant  to  which  CTC was paid consulting fees of $10,000 per month. This agreement terminated August 31, 2002.
During the fiscal year ending June 30, 2002,  we paid CTC $120,000 in consulting fees, plus $70,000 covering  indebtedness for deferred  consulting fees relating back to November  2000. In September  2002 we entered into a new agreement  with
CTC pursuant to which CTC is to receive a  percentage  of a  transaction  if CTC introduces to us and a consulting fee of $150 per hour for providing  consulting services to us. The agreement was extended  through  September 2004.  During the fiscal year  ending  June 30,  2003,  we paid CTC  $64,772 in  consulting  fees, transaction fees and advances made for CTC on our behalf.

In conjunction with the transaction with InTandem,  CTC is to be paid, under its consulting  agreement with us, a commission  that is being  negotiated  with us.
Although,  the commission amount has not yet been determined,  we believe that a majority of it is based on our  exercise of the option to acquire the  remaining
51% of InTandem and future cash flows  generated  from InTandem  activities  and would be paid in the future, at the option of the consultant, either in net cash flows from InTandem activities or our common stock.

Further, CTC is to be paid, under its consulting agreement with us, a commission on a loan  commitment  that we are pursuing.  The commission  will be payable in cash, our common stock, or a combination thereof.

Peter Tilyou also owns Telkiosk,  Inc.,  which was paid $778 and $1,329 in agent commissions  for our  fiscal  years  ended  June 30,  2002  and  June 30,  2003, respectively.

Item 13. Exhibits and Reports on Form 8-K.

      Exhibits and Index of Exhibits.

EXHIBIT NO.       DESCRIPTION AND METHOD OF FILING
-----------       ---------------------------------

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

      10.6        Incentive and  Nonstatutory  Stock Option Plan  (incorporated by reference to  Exhibit 10 to our  Quarterly  Report on Form  10-QSB  for the  quarter ended March 31, 2001).

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

      10.10       Letter Agreement dated April 19, 2002, between Cognigen Networks, Inc. and
                  Troy D. Carl  (incorporated  by reference  to Exhibit 10.11 to  our Annual report on Form 10-KSB for the year ended June 30, 2002).

      10.11       Consultancy Engagement Agreement  dated  September 9, 2002, by and between
                  Cognigen Networks, Inc.  and  Combined Telecommunications Consultancy Ltd.
                  and letter dated September 9, 2003  extending  the  Consultancy  Engagement
                  Agreement.

      10.12       Modified Supplemental  Consulting  Engagement  letter dated March 4, 2003, between us and Kevin Anderson.

      21          Subsidiaries  (incorporated  by  reference  to  Exhibit  21 to our  Annual
                  Report on Form 10-KSB for the year ended June 30, 2001).

      31.1        Certification  of  Chief  Executive  Officer  required  by Rule  13a-14(a)
                  (incorporated  by Reference  to Exhibit 31.1 to our Annual  Report on Form
                  10-KSB for the year ended June 30, 2003).

      31.2        Certification  of  Chief  Financial  Officer  required  by Rule  13a-14(a)
                  (incorporated  by Reference  to Exhibit 31.2 to our Annual  Report on Form
                  10-KSB for the year ended June 30, 2003).

      32.1        Certification  of Chief Executive  Officer  required by Section 906 of the
                  Sarbanes-Oxley  Act of 2002  (incorporated by Reference to Exhibit 32.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2003).

      32.2        Certification  of Chief Financial  Officer  required by Section 906 of the
                  Sarbanes-Oxley  Act of 2002  (incorporated by Reference to Exhibit 32.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2003).

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional  services  rendered by Ehrhardt Keefe
Steiner & Hottman PC, our independent public  accountants,  for the audit of our financial  statements  for our fiscal years ended June 30, 2003 and 2002 and the review of the financial statements in our Forms 10-QSB for such fiscal years were $53,600 and $53,960, respectively.

Audit-Related Fees

The  aggregate  fees billed in each of our last two fiscal  years ended June 30,
2003 and 2002 by Ehrhardt Keefe Steiner & Hottman & PC for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $19,175 and $30,185, respectively.

Tax Fees

The aggregate  fees billed for tax services  rendered by Ehrhardt  Keefe Steiner
&  Hottman PC for tax  compliance  and tax  advice for the two fiscal  years ended June 30, 2003 and 2002, were $1,625 and $10,244, respectively.

All Other Fees

No services were rendered by Ehrhardt Keefe Steiner & Hottman PC, other than as listed above, for the two fiscal years ended June 30, 2003 and 2002.

The audit  committee is  requested to and did approve the  retention of Ehrhardt
Keefe Steiner & Hottman PC and the fees and other significant  compensation paid to it for the fiscal year ended June 30, 2003.

100% of the services described above were approved by our audit committee.

SIGNATURES

In accordance  with Section 13 or 15(d) of the Exchange Act, the  registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2003

                                    COGNIGEN NETWORKS, INC.

                                    /s/ Anthony T. Sgroi
                                    ------------------------------------
                                    Anthony T. Sgroi, Chief Operating Officer

                                    /s/ Gary L. Cook
                                    ------------------------------
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

SIGNATURE                           TITLE             DATE

/s/ Gary L. Cook                    Director          November 18, 2003
------------------------
Gary L. Cook

/s/ Darrell H. Hughes               Director          November 18, 2003
------------------------------
Darrell H. Hughes

/s/ David L. Jackson                Director          November 18, 2003
------------------------------
David L. Jackson

/s/ Christopher R. Seelbach         Director          November 18, 2003
------------------------------
Christopher R. Seelbach

/s/ James H. Shapiro                Director          November 18, 2003
------------------------------
James H. Shapiro

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION AND METHOD OF FILING
-----------       ---------------------------------

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

      10.6        Incentive and  Nonstatutory  Stock Option Plan  (incorporated by reference to  Exhibit 10 to our  Quarterly  Report on Form  10-QSB  for the  quarter ended March 31, 2001).

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

      10.10       Letter  Agreement dated April 19, 2002,  between Cognigen  Networks,  Inc.
                  and Troy D.  Carl  (incorporated  by  reference  to  Exhibit  10.11 to our
                  Annual report on Form 10-KSB for the year ended June 30, 2002).

      10.11       Consultancy Engagement Agreement  dated  September 9, 2002, by and between
                  Cognigen Networks, Inc and Combined Telecommunications  Consultancy.  Ltd.
                  and letter dated September 9, 2003 extending  the  Consultancy  Engagement
                  Agreement.

      10.12       Modified  Supplemental  Consulting  Engagement letter dated March 4, 2003, between us and Kevin Anderson.

      21          Subsidiaries  (incorporated  by  reference  to  Exhibit  21 to our  Annual
                  Report on Form 10-KSB for the year ended June 30, 2001).

      31.1        Certification  of  Chief  Executive  Officer  required  by Rule  13a-14(a)
                  (incorporated  by Reference  to Exhibit 31.1 to our Annual  Report on Form
                  10-KSB for the year ended June 30, 2003).

      31.2        Certification  of  Chief  Financial  Officer  required  by Rule  13a-14(a)
                  (incorporated  by Reference  to Exhibit 31.2 to our Annual  Report on Form
                  10-KSB for the year ended June 30, 2003).

      32.1        Certification  of Chief Executive  Officer  required by Section 906 of the
                  Sarbanes-Oxley  Act of 2002  (incorporated by Reference to Exhibit 32.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2003).

      32.2        Certification of Chief Financial Officer required by Section  906  of  the
                  Sarbanes-Oxley  Act of 2002  (incorporated by Reference to Exhibit 32.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2003).