Form 10QSB
period 2003-09-30
COGNIGEN NETWORKS INC
filed 2003-11-19
CIK 726293

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

                     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 2003
                                                    ------------------

                                             OR

                      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                                                          ---------

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

                                       Outstanding at
               Class                  October 30, 2003
------------------------------   -------------------------

Common Stock, $.001 par value                     9,553,972
                                 --------------------------

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X
                                                                            --------

                                  COGNIGEN NETWORKS, INC.

                              Commission File Number: 0-11730
                              Quarter Ended September 30, 2003

                                        FORM 10-QSB

Part I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

       Unaudited Consolidated Statements of Operations

       Consolidated Balance Sheets

       Unaudited Consolidated Statement of Changes in Stockholders' Equity

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

   Item 6     Exhibits and Reports on Form 8-K

Signatures

                                  COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Statements of Operations

                               Part I - Financial Information

Item 1. Financial Statements

                                                              Three Months Ended
                                                                 September 30,
                                                          -------------------------
                                                              2003          2002
                                                          ------------   ----------
                                                           Unaudited     Unaudited
Revenue
  Marketing commissions                                    $1,495,454    $1,954,111
  Telecommunications                                        1,223,242       863,277
  Other                                                         7,376            28
                                                           ----------    ----------
   Total revenue                                            2,726,072     2,817,416
                                                           ----------    ----------

Operating expenses
  Marketing commissions                                     1,002,483     1,256,786
  Telecommunications                                          703,430       474,192
  Selling, general and administrative                       1,179,319       985,958
  Depreciation and amortization                                23,236        42,307
                                                           ----------    ----------
   Total operating expenses                                 2,908,468     2,759,243
                                                           ----------    ----------

Income (loss) from operations                                (182,396)       58,173
Interest expense                                              (10,504)       (4,039)
                                                           ----------    ----------

Income (loss) before income taxes                            (192,900)       54,134

Income taxes                                                       -             -
                                                           ----------    ---------
Net income (loss)                                            (192,900)       54,134

Preferred dividends                                           (10,000)           -
                                                           ----------    ----------

Net income (loss) attributable to
  common shareholders                                      $ (202,900)   $   54,134
                                                           ==========    ==========

Income (loss) per common share-
  basic and diluted                                        $    (0.02)   $     0.01
                                                           ==========    ==========

Weighted average number of common shares outstanding -
 basic and diluted                                          9,553,972     9,054,456
                                                           ==========    ==========

                 See notes to unaudited consolidated financial statements.

                                Consolidated Balance Sheets

                                                          September 30,      June 30,
                                                              2003             2003
                                                          ------------      -----------
                                                            Unaudited
                                         Assets
Current assets
  Cash                                                      $   174,186     $   412,992
  Accounts receivable, net                                      491,533         313,537
  Commissions receivable, net                                   919,970         897,000
  Inventory                                                      19,465          24,901
  Other current assets                                           48,584          58,111
                                                            -----------     -----------
      Total current assets                                    1,653,738       1,706,541
                                                            -----------     -----------

Non-current assets
  Property, plant and equipment, net                            131,195         150,412
  Notes receivable                                              403,883         250,252
  Deposits and other assets                                     110,503         109,552
  Goodwill                                                    2,893,029       2,893,029
                                                            -----------     -----------
      Total non-current assets                                3,538,610       3,403,245
                                                            -----------     -----------

Total assets                                                $ 5,192,348     $ 5,109,786
                                                            ===========     ===========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $   813,690     $   687,362
  Accrued liabilities                                           288,582         192,657
  Commissions payable                                         1,095,769         892,848
  Current portion of deferred commissions                       511,200         511,200
  Note payable                                                  238,972         254,389
  Other current liabilities                                      64,113          65,759
                                                            -----------     -----------
      Total current liabilities                               3,012,326       2,604,215
                                                            -----------     -----------

Non-current liabilities
  Deferred commissions less current portion                     631,961         763,990
  Other long-term liabilities                                    50,346          40,966
                                                            -----------     -----------
      Total non-current liabilities                             682,307         804,956
                                                            -----------     -----------
      Total liabilities                                       3,694,633       3,409,171
                                                            -----------     -----------

Stockholders' equity
  Preferred stock no par value, 20,000,000 shares
   authorized, 500,000 shares issued and outstanding,
   $1.00 per share liquidation preference                       450,000         450,000

  Common stock $.001 par value, 300,000,000 shares
   authorized; 9,553,972 shares issued and outstanding
   as September 30, 2003 and June 30, 2003                        9,554           9,554

  Additional paid-in capital                                 12,175,531      12,175,531
  Accumulated deficit                                       (11,137,370)    (10,934,470)
                                                            -----------     -----------
      Total stockholder's equity                              1,497,715       1,700,615
                                                            -----------     -----------

Total liabilities and stockholders' equity                  $ 5,192,348     $ 5,109,786
                                                            ===========     ===========

                 See notes to unaudited consolidated financial statements.

            Unaudited Consolidated Statements of Changes in Stockholders' Equity
                                     September 30, 2003

                                                                               Additional                     Total
                          Preferred stock               Common stock            Paid-in      Accumulated   Stockholders'
                       Shares         Amount        Shares         Amount       Capital        Deficit        Equity
                     -----------    -----------   -----------    -----------   -----------   ------------   -----------
 Balances at July
 1, 2003                 500,000    $   450,000     9,553,972    $     9,554   $12,175,531   $(10,934,470)  $ 1,700,615

 Net loss                     -              -             -              -             -        (192,900)     (192,900)

 Dividends on
 preferred
 stock                        -              -             -              -             -         (10,000)      (10,000)
                     -----------    -----------   -----------    -----------   -----------   ------------   -----------

 Balances at
 September 30,
 2003                    500,000    $   450,000     9,553,972    $     9,554   $12,175,531   $(11,137,370)  $ 1,497,715
                     ===========    ===========   ===========    ===========   ===========   ============   ===========

                 See notes to unaudited consolidated financial statements.

                      Unaudited Consolidated Statements of Cash Flows

                                                                 Three Months Ended
                                                                   September 30,
                                                            --------------------------
                                                               2003             2002
                                                            ----------      ----------
                                                             Unaudited       Unaudited
Cash flows used in operating activities
  Net income (loss)                                         $ (192,900)     $   54,134
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
  Depreciation and amortization                                 23,236          42,307
  Bad debt expense                                               7,868              -
  Other                                                          3,035              -
   Changes in assets and liabilities
     Accounts receivable                                      (185,864)        (26,903)
     Commissions receivable, net                               (22,970)         48,453
     Employee receivable                                            -            1,865
     Inventory                                                   5,436          (7,440)
     Other current assets                                        9,527             461
     Deposits and other assets                                  (2,005)            212
     Accounts payable                                          126,326         (36,802)
     Accrued liabilities                                        95,925           4,137
     Commissions payable                                       202,921          72,366
     Other current liabilities                                  (1,646)        (13,300)
                                                            ----------     -----------
      Net cash provided by operations                           68,889         139,490
                                                            ----------     -----------

Cash flows from investing activities
  Increase in notes receivable                                (146,647)             -
  Capital expenditures                                          (4,019)             -
                                                            ----------      ----------
      Net cash used in investing activities                   (150,666)             -
                                                            ----------      ----------

Cash flows from financing activities
  Payments on deferred commissions                            (132,029)       (123,000)
  Payments on notes payable                                    (25,000)             -
  Other                                                             -             (366)
                                                            ----------      ----------
      Net cash used in financing activities                   (157,029)       (123,366)
                                                            ----------      ----------

Net increase (decrease) in cash and cash equivalents          (238,806)         16,124

Cash and cash equivalents-beginning of period                  412,992         482,717
                                                            ----------      ----------

Cash and cash equivalents-end of period                     $  174,186      $  498,841
                                                            ==========      ==========

Supplemental disclosures of cash flow information and non-cash transactions

     Cash payments for interest  expense during the three months ended September
     30, 2003 and 2002 were $25,000 and $514, respectively.

     The Company  accrued  dividends on preferred  stock during the three months ended September 30, 2003 of $10,000.

                 See notes to unaudited consolidated financial statements.

                    Notes to Unaudited Consolidated Financial Statements
                                     September 30, 2003

Note 1 - Description of Business

Cognigen  Networks,  Inc  (the  "Company"  or  "Cognigen")  is an  Internet  and
relationship   enabled   marketer  of   long-distance   telephone  and  personal
communications   services  and  a  licensed,   facilities   based  domestic  and
international  long-distance  carrier.  The  Company  receives  commissions  and revenues from sales of these services through agents and affinity  groups,  from telecommunications  sales of  prepaid  calling  cards  and from the sale of call
switching   services  of  it's  wholly-owned   subsidiary,   Cognigen  Switching
Technologies, Inc. (CST).

Note 2 - Summary of Significant Accounting Policies

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring  adjustments,  have  been  made  to  (a)  the  unaudited  consolidated statements of operations for the three months ended September 30, 2003 and 2002, respectively,  (b) the unaudited  consolidated balance sheet as of September 30,
2003 and  audited  consolidated  balance  sheet as of June 30,  2003 and (c) the unaudited  consolidated  statements  of cash  flows for the three  months  ended
September  30,  2003 and  2002,  respectively,  in  order to make the  financial statements not misleading.

The Company has not  recorded a provision  for income taxes for the three months ended  September  30,  2003  and  2002.  The  Company  has  net  operating  loss carryforwards to offset taxable income in this period.

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial information.  Accordingly, they do not include all the information and footnotes  required by generally  accepted  accounting  principles for financial statements. For further information, refer to the audited consolidated financial statements  and notes thereto for the year ended June 30, 2003,  included in the
Company's  Annual Report on Form 10-KSB filed with the  Securities  and Exchange
Commission.

The preparation of the consolidated  financial statements requires management to make estimates and  assumptions  that affect the reported  amounts of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during the reporting period.

The results for the three months ended September 30, 2003 may not necessarily be indicative of the results for the fiscal year ended June 30, 2004.

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a shareholder,  in which the shareholder agreed to sell to the Company 2,712,501 shares of the Company's  common stock, at  approximately  $.77 per share,  which approximated  market value,  in exchange for  potential  future  commissions  of
$2,088,622 on certain  customers,  as defined in the agreement.  The shares were purchased in December 2001. Deferred  commissions payable will be paid out based upon future commissions  earned as defined in the agreement.  The agreement does not guarantee that future  commissions will be earned. As of September 30, 2003, the  remaining  balance of  deferred  commissions  payable was  $1,143,161.  The
Company has  classified  $511,200 as an estimate of the current  portion of this agreement  based on  historical  commissions.  After the  $1,143,161 of deferred commissions  has been  earned  and  paid to the  shareholder,  commissions  will continue to be paid to the  shareholder  and recorded as  marketing  commissions expense in the statement of operations.

Note 3 - Basis of Presentation

On October 15, 2001, a  one-for-eight  (1:8) reverse stock split was approved by the  shareholders  and has  been  reflected  retroactively  in  these  financial statements.

Certain   amounts  in  prior   consolidated   financial   statements  have  been
reclassified to conform to the current presentation.

Note 4 -Notes Receivable

Intandem Communications Corp.

As of September 30, 2003,  there are $319,399 in notes  receivable  representing amounts  advanced to  InTandem  Communications  Corp.  (InTandem)  plus  accrued interest  of $6,983.  On April 1, 2003,  the  Company,  and  InTandem,  David B.
Hurwitz  (Hurwitz),  Richard G. De Haven (De Haven) and  Anthony  Sgroi  (Sgroi)
entered  into an  agreement  (Funding  Agreement)  pursuant to which the Company agreed to provide up to $448,093 in a series of loans to InTandem.  Each loan is to bear  interest  at the rate of 7.5% per annum and the loans are to be secured by a pledge of the outstanding  InTandem common stock. As of September 30, 2003,
$128,694  remained to be funded under the Funding Agreement of which $48,000 has subsequently been funded.

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

If the Company  exercises its  conversion  rights on or before April 1, 2005, or the date the Company's  conversion  rights  expire,  whichever is later,  but no earlier  than April 1, 2004,  the  Company  shall have the right to acquire  the remaining  51% of Intandem or all of the  outstanding  common  stock of InTandem from Messrs. Hurwitz, De Haven and Sgroi. The price that the Company is required to pay for such common stock is equal to four times the gross revenue  generated by InTandem for the last three months prior to the  acquisition  of the InTandem common stock by the Company, multiplied by 51%.

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

As a part of the  transaction,  the  Company  organized  CRD.  CRD is under  the managerial authority and guidance of Mr. Sgroi, who at the time became president of CRD and entered into an employment agreement with the Company.  Subsequent to this transaction,  Mr. Sgroi was made chief operating officer of the Company and now reports  directly to the Board of Directors while overseeing all operations.
In addition, InTandem has agreed to provide consulting services at all levels to assist CRD in fulfilling  its mission and  responsibilities  through the overall transition of a substantial  part of the Company's sales  production from master agency status to proprietary resale revenue.

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

American Internet Communications

As of  September  30, 2003,  the Company had a note  receivable  outstanding  of
$77,500 from American Communications,  LLC. (formerly known as American Internet
Communications,  LLC.)  in  accordance  with  a  $300,000  Promissory  Note  and
Agreement due in October 2004. This note bears interest at 12% payable annually,
is  secured  by  the   personal   guaranty   of  the   principals   of  American
Communications,  and is due  October  4,  2004.  This note was  acquired  by the
Company in October  2002 as part of the  agreement  dated  October 17, 2002 with
Stanford  Venture  Capital  Holdings,  Inc.  described  in more detail in Note 6
Stockholders' Equity.

Note 5 - Note Payable

The note  payable  consists of a secured  note  payable,  with  interest at 14%, compounded  daily,  principal and interest payable in varying amounts.  The note payable is secured by the accounts,  as defined, and other assets of CST. As the note is in default,  the interest,  which was at 12%, has been  increased to 14%
and is compounded daily. The Company is currently negotiating with the holder of the note  payable to arrange  for a new note with  terms  commensurate  with the
Company's current operating activities.

Note 6 -Stockholders' Equity

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

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities,  as defined.  The Company  accrued for  dividends of $10,000 for the three months ended September 30, 2003.

As part of the  agreement  dated  October 17,  2002  discussed  above,  Stanford
Financial Group Company,  Inc. agreed to transfer to the Company, an approximate
32%  interest  in American  Communications,  a private  company,  and a $300,000
Promissory Note and Agreement due in October 2004 in exchange for 400,000 shares of the Company's common stock,  two-year  warrants to purchase 150,000 shares of the Company's  common stock at an exercise price of $.50 per share and five-year warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $.75 per share.  This transaction was completed on February 5, 2003 and the stock and warrants were issued.

On February  3, 2003,  the  Company  entered  into a letter of intent with David
Stone and Harry Gorlovezky, current members of American Communications, pursuant to which Messrs.  Stone and  Gorlovezky  indicated  their intent to purchase the approximate 32% interest in American  Communications  that the Company  acquired from  Standford  Financial  for a cash  consideration  of $22,500.  In addition,
Messrs.  Stone and  Gorlovezky  had a right until June 10, 2003 to purchase  the
$300,000  Promissory Note and Agreement due in October 2004 for a purchase price of $77,500 in cash.  The $22,500 was  received  and the 32% interest in American
Communications  was  delivered to Messrs.  Stone and  Gorlovezky.  The option to purchase the $300,000 Promissory Note and Agreement was not exercised.

Note 7 - Stock Options and Warrants

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

During the three months ended September 30, 2003, the Board of Directors granted an option to an employee to purchase 10,000 shares of the Company's common stock that vests 5,000 immediately and 5,000 in one year. The option is exercisable at the market price of Cognigen's stock on the date the option was granted.

As of September  30,  2003,  there were  options  outstanding  under the Plan to purchase 376,000 shares of the Company's common stock.

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

As of September 30, 2003, there were options  outstanding to purchase  1,475,000 shares of the  Company's  common  stock  that were not  granted  under any plan.
Options  relating to 1,000,000 of the shares are  exercisable at $3.68 per share and expire in August 2004.

As of September 30, 2003, there were warrants  outstanding to purchase 1,100,000 shares of the Company's common stock  exercisable at prices ranging from $.50 to
$1.00 per share.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are an Internet and relationship  enabled marketer of long distance telephone and personal communications  services and a licensed,  facilities based domestic and international long distance carrier.  We earn revenue in two ways. First, we earn  commissions  from  approximately  thirty  vendors whom we represent on our agent web sites via contractual  agreements.  Second, we earn revenue from sales of telecommunications services used by our own customers.

The majority of our revenue is derived from vendors,  agents and affinity groups for sales of 1+ long distance,  prepaid calling cards,  customized  applications services,  conference calling,  dedicated high-speed connectivity,  and internet access.

We have made a major strategic  transition in our business  profile and delivery of  products  and  services  over the past three  months.  In  addition to being historically successful at representing and selling the services and products of agents and vendors,  we are now selling  multiple  branded  products whereby the customer  and  account  are  owned by us.  The most  significant  impact of this strategic transition is that by billing our owned customer accounts, we generate approximately  five times as much revenue  compared to  commission  revenue from vendors. During the three months ended September 30, 2003,  approximately 40% of our orders are from our own accounts and 60% from  commission  dollars  received from vendors versus  approximately 10% of the orders generated came from our own accounts for the year ended June 30,  2003.

Through the acquisition of multiple state licenses,  billing capability, and new distribution  channels, we can now grow revenue,  maintain closer contact to our customers,  and control  bottom line  retention  and  contribution  to a greater degree. At this time, we are adding to our proprietary account base at a rate of approximately  5,000 per month. For each 1,000 new owned customer  accounts,  we realize approximately $11,000 to $15,000 in billed revenue per month.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Total  revenue for the three  months  ended  September  30, 2003 was  $2,726,072 compared to $2,817,416 for the three months ended September 30, 2002. Commission revenue  was  $1,495,454  for 2003  compared to  $1,954,111  for the prior year.
Telecommunications  revenue was  $1,223,242 for 2003 as compared to $863,277 for the prior year.

Commission  revenue has decreased and  telecommunications  revenue has increased compared to that of 2002 due to the major  strategic  transition in our business profile and  delivery of products and  services.  We have focused our efforts on adding to our  proprietary  account  base,  which  will  enable us to  recognize top-line  revenue  and  allow us to  maintain  more of the  bottom  line.  As an example,  we have grown our  proprietary  orders from 1,943  orders in September
2002 to 5,195 orders in September 2003, an increase of 167%.

Commission  expense related to commission  revenue decreased from $1,256,786 for the three months ended  September  30, 2002 to  $1,002,483  for the three months ended  September 30, 2003, a decrease of 20%. This decrease is  attributable  to the corresponding  decrease in commission revenue. Had payments to a shareholder been  recorded  as  commission  expense  instead  of  a  reduction  of  deferred commissions  payable on the balance  sheet,  commission  expense would have been higher by approximately  $130,000.  See Note 7 to the Company's Annual Report on
Form 10-KSB for the year ended June 30,  2003.  We do not  anticipate  recording these  payments as  commission  expense  until  sometime in fiscal years 2006 or
2007.

Telecommunications   operating  expenses,  primarily  carrier  costs,  increased
$229,238 during 2003 compared to 2002. The increase in these expenses  correlate to the increase in telecommunications revenue described above.

Selling,  general  and  administrative  expenses  increased  $193,361  for  2003 compared to 2002,  or 20%. The majority of the  increases  are  attributable  to increases  in legal fees of $40,002,  an increase in personnel  costs  primarily related to CRD and CST of $145,949,  offset by a decrease in consulting expenses of $67,809 compared to the prior period.

Depreciation  and  amortization  of $23,236 for 2003  decreased from $42,307 for
2002 because of assets becoming fully depreciated.

A loss from operations of $182,396 for the three months ended September 30, 2003 compared  to income  from  operations  of  $58,173  for the three  months  ended
September 30, 2002 resulted primarily from the increase in the selling,  general and administrative expenses as described above.

Interest  expense  increased  for the three months ended  September  30, 2003 to
$10,504 from $4,039 for the three months ended September 30, 2002.

Liquidity and Capital Resources

The Company has  historically  funded its operations  primarily from stock sales and revenue from operations.  As of September 30, 2003, the Company had cash and cash  equivalents  of $174,186 and negative  working  capital of  $1,358,588  an increase of $460,914  compared  to June 30,  2003  resulting  in large part from advances under the Funding  Agreement and litigation  activity  during the three months ended September 30, 2003.

Cash provided by operations during the three months ended September 30, 2003 was
$68,889.  Cash used in investing activities was $150,666 primarily  attributable to advances  under the Funding  Agreement  of  $146,647.  Cash used in financing activities was $157,029 primarily due to payments on deferred commissions.

The note  payable  consists of a secured  note  payable,  with  interest at 14%, compounded  daily,  principal and interest payable in varying amounts.  The note payable is secured by the accounts,  as defined, and other assets of CST. As the note is in default,  the interest,  which was at 12%, has been  increased to 14%
and is compounded daily. The Company is currently negotiating with the holder of the note  payable to arrange  for a new note with  terms  commensurate  with the
Company's current operating activities.  If the Company cannot arrange for a new note with terms  acceptable to the Company there is the risk of  foreclosure  on the accounts and other assets.

On April 1, 2003,  Cognigen,  and InTandem,  Messers Hurwitz, De Haven and Sgroi
entered  into and closed an  agreement  (Funding  Agreement)  pursuant  to which
Cognigen  agreed to  provide up to  $448,093  in a series of loans over a period nine months to InTandem.  Each loan is to bear  interest at the rate of 7.5% per annum and the loans are to be  secured by a pledge of the  outstanding  InTandem common  stock.  As of  September  30,  2003,  $319,399 had been funded under the
Funding  Agreement.  Subsequent  to this an  additional  $48,000 was funded with
$80,694 remaining to be funded.

As of September 30, 2003, we had available cash of $174,186.  We anticipate that we will need additional  financing in the near future to continue  funding under the Funding Agreement,  operating and attempting any expansion efforts unless we realize  sufficient  cash flow from our  current  operations.  We have  suffered losses in the past and there are no assurances that we will realize a sufficient amount of cash flow  from our  current  operations  to meet our  needs.  We have already  reduced  certain  personnel  positions  and overhead  where  considered possible.  If we do not obtain additional  financing,  we will have to reduce or discontinue our plans for expansion and may have to further reduce expenses.

Cash generated  through  operations  and financing  activities was sufficient to meet the  Company's  working  capital  requirements  for the three  months ended
September 30, 2003,  but may not be  sufficient  to meet the  Company's  working capital  requirements for the foreseeable  future. The Company continues to look at various  financing  and equity  opportunities  to meet current  operating and capital  requirements.  There can be no  assurance  the Company  will be able to secure  additional  debt or equity  financing  or that  operations  will produce adequate cash flow to enable the Company to meet all of it's future  obligations including the remaining funding under the Funding Agreement. However, management believes the Company will be successful in producing  sufficient  cash flow from all  collective  sources to fund its  operations  and funding  requirements  and continue operations for the next twelve months.

Forward Looking Statements

Certain of the information  discussed herein,  and in particular in this section entitled  "Management's  Discussion  and  Analysis,"  contains  forward  looking statements that involve risks and uncertainties  that might adversely affect the operating results of the Company in the future in a material way. Such risks and uncertainties  include,  without limitation,  the possibility that the Company's proprietary  customer base will not grow as the Company  expects,  the Company's ability  to  obtain  additional  financing,  lack of agent  growth,  loss of key personnel,  telecommunication  rate changes,  fee policy or application changes, technological changes and increased competition.  Many of these risks are beyond the  control of the  Company.  The  Company is not  entitled to rely on the safe harbor  provisions of Section 27A of the Securities Act of 1933, as amended,  or
Section  21E of the  Securities  Exchange  Act of 1934 as  amended,  when making forward-looking statements.

Item 3.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Under the supervision and with the  participation  of our management,  including our Chief Operating Officer and Chief Financial  Officer,  we have evaluated the effectiveness  of our  disclosure  controls and  procedures  as of September 30,
2003.  Based  upon  that  evaluation,  our  Chief  Operating  Officer  and Chief
Financial  Officer  concluded  that, our disclosure  controls and procedures are effective in timely alerting them to the material information relating to us and our consolidated subsidiary required to be included in our periodic filings with the Securities and Exchange Commission.

(b)   Changes in internal controls.

There have been no  significant  changes  in our  internal  controls  or, to our knowledge,  in other  factors  that  could  significantly  affect  our  internal controls subsequent to the date of their most recent evaluation.

                                Part II - Other Information

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

In July  2003,  the Board of  Directors  granted  an option  to an  employee  to
purchase  10,000  shares  of  the  Company's   common  stock  that  vests  5,000
immediately and 5,000 in one year. The option is exercisable at the market price of  Cognigen's  stock on the date the option was  granted.  The Company does not consider the grant of this option to constitute a sale.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

     31.1 Certification of Chief Operating Officer required by Rule 13a-14(a)
     31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)
     32.1 Certification  of Chief Operating  Officer  required by Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification  of Chief Financial  Officer  required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

     On October 1, 2003 the Company  filed a current  report on Form 8-K,  dated
     September 24, 2003, reporting under Item 5 that the Company's President and
     Chief  Executive  Officer  Darrell H. Hughes had  resigned to take  another position with a different company,  but remained a director of the Company.
     Also, the current report on Form 8-K reported under Item 5 that Mr. Anthony
     T. Sgroi was  appointed as the Company's new Chief  Operating  Officer.  In
     addition,  under  Item 12 the  Company  filed a press  release,  which  was included  as an  exhibit  under  Item  7,  announcing  its  annual  audited operating results.

                                         SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Anthony T. Sgroi                            Date: November 18, 2003
    -------------------------------------
    Anthony T. Sgroi
    Chief Operating Officer

By: /s/ Gary L. Cook                                Date: November 18, 2003
    -------------------------------
    Gary L. Cook
    Chief Financial Officer

                                       EXHIBIT INDEX

31.1   Certification of Chief Operating Officer required by Rule 13a-14(a)
31.2   Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1   Certification  of Chief Operating  Officer required by Section 906 of the
       Sarbanes-Oxley Act of 2002
32.2   Certification  of Chief Financial  Officer required by Section 906 of the
       Sarbanes- Oxley Act of 2002