Form 10QSB
period 2003-12-31
COGNIGEN NETWORKS INC
filed 2004-02-19
CIK 726293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003
                                -----------------

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
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

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act  during  the past 12 months  (or such  shorter period that the registrant was required to file such reports),  and (2) has been
subject to such filing requirements for the past 90 days.   Yes    X    No
                                                                ------      ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the  registrant  filed all  documents  and reports  required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the  distribution  of
securities under a plan confirmed by a court.             Yes        No
                                                              -----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Outstanding at
           Class                                  January 31, 2004
- ------------------------------             -------------------------

Common Stock, $.001 par value                       9,553,972
                                             --------------------------

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X
                                                                            --------

                             COGNIGEN NETWORKS, INC.

                         Commission File Number: 0-11730
                         Quarter Ended December 31, 2003

                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Statements of Changes in Stockholders' Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 5.    Other Information

Item 6     Exhibits and Reports on Form 8-K

Signatures

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Operations

                         Part I - Financial Information

Item 1. Financial Statements

                                               Three Months Ended              Six Months Ended
                                                  December 31,                   December 31,
                                           --------------------------    --------------------------
                                               2003          2002            2003          2002
                                           -----------    -----------    -----------    -----------
                                           Unaudited      Unaudited       Unaudited      Unaudited
Revenue
   Marketing commissions ...............   $ 1,229,612    $ 1,652,960    $ 2,622,971    $ 3,294,629
   Telecommunications ..................     1,594,118      1,040,896      2,817,360      1,904,173
   Other ...............................        (6,944)       128,203            432        339,847
                                           -----------    -----------    -----------    -----------
     Total revenue .....................     2,816,786      2,822,059      5,440,763      5,538,649
                                           -----------    -----------    -----------    -----------

Operating expenses
   Marketing commissions ...............       743,981      1,051,098      1,644,369      2,207,086
   Telecommunications ..................       797,253        518,045      1,500,683        992,236
   Selling, general and administrative .     1,005,298        963,625      2,184,617      1,949,342
   Depreciation and amortization .......        21,565         40,881         44,801         83,403
                                           -----------    -----------    -----------    -----------
     Total operating expenses ..........     2,568,097      2,573,649      5,374,470      5,232,067
                                           -----------    -----------    -----------    -----------

Income from operations .................       248,689        248,410         66,293        306,582
Interest expense .......................       (11,706)        (3,396)       (22,210)        (7,434)
                                           -----------    -----------    -----------    -----------
Income before income taxes .............       236,983        245,014         44,083        299,148

Income taxes ...........................          --             --             --             --
                                           -----------    -----------    -----------    -----------
Net income .............................   $   236,983    $   245,014    $    44,083    $   299,148

Preferred dividends ....................       (10,000)        (8,225)       (20,000)        (8,225)
                                           -----------    -----------    -----------    -----------

Net income attributable to
  common shareholders ..................   $   226,983    $   236,789    $    24,083    $   290,923
                                           ===========    ===========    ===========    ===========

Income per common share-
  basic and diluted ....................   $       .02    $       .03    $       .00    $       .03
                                           ===========    ===========    ===========    ===========

Weighted average number of common shares
  outstanding - basic and diluted ......     9,553,972      9,107,752      9,553,972      9,081,104
                                           ===========    ===========    ===========    ===========

            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheets

                                                        December 31,      June 30,
                                                            2003            2003
                                                        ------------    ------------
                                                          Unaudited

                                                             Assets
Current assets
   Cash .............................................   $     12,972    $    412,992
   Accounts receivable, net .........................        624,604         313,537
   Commissions receivable, net ......................        868,417         897,000
   Inventory ........................................         11,607          24,901
   Other current assets .............................         44,976          58,111
                                                        ------------    ------------
         Total current assets .......................      1,562,576       1,706,541
                                                        ------------    ------------

Non-current assets
  Property, plant and equipment, net ................        106,809         150,412
   Notes receivable .................................         77,500          77,500
   Deposits towards acquisition of Intandem .........        387,399         172,752
   Deposits and other assets ........................        119,364         109,552
   Goodwill .........................................      2,893,029       2,893,029
                                                        ------------    ------------
                Total non-current assets ............      3,584,101       3,403,245
                                                        ------------    ------------

Total assets ........................................   $  5,146,677    $  5,109,786
                                                        ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable .................................   $    836,145    $    687,362
   Accrued liabilities ..............................        253,400         192,657
   Commissions payable ..............................        892,064         892,848
   Current portion of deferred commissions ..........        511,200         511,200
   Notes payable ....................................        334,031         254,389
   Other current liabilities ........................         32,282          65,759
                                                        ------------    ------------
                  Total current liabilities .........      2,859,122       2,604,215
                                                        ------------    ------------

Deferred commissions less current portion ...........        503,145         763,990
Other long-term liabilities .........................         59,712          40,966
                                                        ------------    ------------
         Total liabilities ..........................      3,421,979       3,409,171
                                                        ------------    ------------

Stockholders' equity
   Preferred stock no par value, 20,000,000 shares
    authorized, 500,000 shares issued and
    outstanding, $1.00 per share liquidation
    preference .....................................        450,000         450,000
   Common stock $.001 par value, 300,000,000
    shares authorized; 9,553,972 issued and outstanding
    as June 30, 2003 and December 31, 2003 .........          9,554           9,554
   Additional paid-in capital ......................     12,175,531      12,175,531
   Accumulated deficit .............................    (10,910,387)    (10,934,470)
                                                       ------------    ------------
                Total stockholder's equity .........      1,724,698       1,700,615
                                                       ------------    ------------

Total liabilities and stockholders' equity .........   $  5,146,677    $  5,109,786
                                                       ============    ============

            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                                December 31, 2003

                                                                                              Additional                       Total
                                      Preferred Stock                Common Stock              Paid-in     Accumulated     Stockholders'
                                   Shares         Amount         Shares          Amount        Capital        Deficit          Equity
                                ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balances at July 1, 2003 ....        500,000   $    450,000      9,553,972   $      9,554   $ 12,175,531   $(10,934,470)   $  1,700,615
Net income ..................           --             --             --             --             --     $     44,083          44,083

Dividends on preferred stock            --             --             --             --             --          (20,000)        (20,000)
                                ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balances at December 31, 2003        500,000   $    450,000      9,553,972   $      9,554   $ 12,175,531   $(10,910,387)   $  1,724,698
                                ============   ============   ============   ============   ============   ============    ============

            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                                            Six Months Ended
                                                                                December 31,
                                                                             2003         2002
                                                                           ---------    ---------
                                                                           Unaudited    Unaudited
Cash flows used in operating activities
   Net income ..........................................................   $  44,083    $ 299,148
                                                                           ---------    ---------
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
   Depreciation and amortization .......................................      44,801       83,403
   Bad debt expense ....................................................      41,660         --
   Changes in assets and liabilities:
       Accounts receivable .............................................    (352,727)    (169,233)
       Commissions receivable, net .....................................      28,583       52,316
       Employee receivable .............................................        --            631
       Inventory .......................................................      13,294       (8,654)
       Other current assets ............................................      13,135       15,083
       Deposits and other assets .......................................      (9,812)     (13,288)
       Accounts payable ................................................     148,783       12,226
       Commissions payable .............................................        (784)    (238,619)
       Accrued liabilities .............................................      60,743      (28,009)
       Other current liabilities .......................................     (33,477)     (13,099)
       Other ...........................................................      19,461         --
                                                                           ---------    ---------
                                                                             (26,340)    (307,243)
                                                                           ---------    ---------
         Net cash provided by (used in) operations .....................      17,743       (8,095)
                                                                           ---------    ---------

Cash flows from investing activities
   Capital expenditures ................................................      (2,746)     (18,389)
   Increase in investments in Intandem .................................    (214,647)        --
                                                                           ---------    ---------
         Net cash used in investing activities .........................    (217,393)     (18,389)
                                                                           ---------    ---------

Cash flows from financing activities
   Payments on deferred commissions ....................................    (260,845)    (258,046)
   Proceeds from issuance of preferred stock ...........................        --        470,000
   Proceeds from notes payable .........................................      85,475         --
   Payments on notes payable ...........................................     (25,000)     (25,000)
   Other ...............................................................        --           (697)
                                                                           ---------    ---------
         Net cash (used in) provided by financing activities ...........    (200,370)     186,257
                                                                           ---------    ---------

Net (decrease) increase in cash and cash equivalents ...................    (400,020)     159,773

Cash and cash equivalents-beginning of period ..........................     412,992      482,717
                                                                           ---------    ---------

Cash and cash equivalents-end of period ................................   $  12,972    $ 642,490
                                                                           =========    =========

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

During the six months  ended  December 31, 2002,  400,000  shares the  Company's common  stock and 500,000 two and five year  warrants to purchase  common  stock
were  issued  as   consideration   for  an   interest   in   American   Internet
Communications. See Note 3.

Cash payments for interest expense during the six months ended December 31, 2003 and 2002 were $25,000 and $344, respectively.

The Company  accrued  dividends on  Preferred  Stock during the six months ended
December 31, 2003 and 2002 of $20,000 and $8,225, respectively.

                             COGNIGEN NETWORKS, INC.

              Notes to Unaudited Consolidated Financial Statements.

Note 1 - Description of Business

Cognigen  Networks,  Inc (the Company) is an Internet and  relationship  enabled marketer of long-distance  telephone and personal  communications services and a licensed, facilities based domestic and international long-distance carrier. The
Company  receives  commissions and revenue from sales of these services  through agents and affinity  groups,  from  telecommunications  sales of prepaid calling cards  and  from  the  sale  of call  switching  services  of it's  wholly-owned subsidiary, Cognigen Switching Technologies, Inc. (CST).

Note 2 - Summary of Significant Accounting Policies

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring  adjustments,  have  been  made  to  (a)  the  unaudited  consolidated statement of operations for the three and six months ended December 31, 2003 and
2002, respectively,  (b) the unaudited consolidated balance sheet as of December
31, 2003 and audited  consolidated balance sheet as of June 30, 2003 and (c) the unaudited  consolidated  statements  of cash  flows  for the  six  months  ended
December  31,  2003 and  2002,  respectively,  in  order  to make the  financial statements not misleading.

The Company has not  recorded a provision  for income taxes for the three months or six months ended  December 31, 2003 and 2002.  The Company has net  operating loss carryforwards to offset taxable income in those periods.

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

The results for the six months ended  December 31, 2003 may not  necessarily  be indicative of the results for the fiscal year ended June 30, 2004.

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a shareholder,  in which the shareholder agreed to sell to the Company 2,712,501 shares of the Company's  common stock, at  approximately  $.77 per share,  which approximated  market value,  in exchange for  potential  future  commissions  of
$2,088,622 on certain  customers,  as defined in the agreement.  The shares were purchased in December 2001. Deferred  commissions payable will be paid out based upon future commissions  earned as defined in the agreement.  The agreement does not guarantee that future  commissions will be earned.  As of December 31, 2003, the  remaining  balance of  deferred  commissions  payable was  $1,014,345.  The
Company has  classified  $511,200 as an estimate of the current  portion of this agreement  based on  historical  commissions.  After the  $1,014,345 of deferred commissions  has been  earned  and  paid to the  shareholder,  commissions  will continue to be paid to the  shareholder  and recorded as  marketing  commissions expense in the statement of operations.

Certain   amounts  in  prior   consolidated   financial   statements  have  been
reclassified to conform to the current presentation.

Note 3 -Note Receivable

As of  December  31,  2003,  the Company had a note  receivable  outstanding  of
$77,500 from American  Communications,  LLC (formerly known as American Internet
Communications, LLC) in accordance with a $300,000 Promissory Note and Agreement due in October  2004.  This note bears  interest  at 12%  payable  annually,  is secured by the personal  guaranty of the principals of American  Communications, and is due  October 4, 2004.  This note was  acquired  by the Company in October
2002 as part of the  agreement  dated  October  17, 2002 with  Stanford  Venture
Capital Holdings, Inc. described in more detail in Note 6, Stockholders' Equity.

Note 4 - Deposit Towards Acquisition of Intandem

As  of  December  31,  2003,   there  were  $387,399  in  advances  to  Intandem
Communications  Corp.  (Intandem).  On April 1, 2003,  the  Company  and certain principals of Intandem  Communications  Corp. entered into an agreement (Funding
Agreement)  pursuant to which the Company  agreed to provide up to $448,093 in a series of loans to Intandem.  As of December 31, 2003, $60,694 remained unfunded under the Funding Agreement.  Effective February 1, 2004, by mutual agreement of the principals of Intandem and the Company, the Funding Agreement was terminated and a separate  agreement,  the Termination of Funding  Agreement and Settlement
Agreement (Termination Agreement), was entered into.

The  Termination  Agreement  provides  that the Company  will  convert the notes receivable  of  $387,399  into  100% of the  outstanding  stock of  Intandem  in exchange  for  payments  of  $10,000  per month for ten  months,  assumption  of approximately $20,000 to $45,000 in liabilities,  cancellation of all employment contracts of the Intandem  principals  and  cancellation  of options to purchase common stock of the Company.

In conjunction  with the Funding  Agreement,  a consultant was to be paid, under his consulting agreement with the Company, a commission that is being negotiated with the Company.  Although the commission  amount has not yet been  determined, the Company believes that a majority of it is based on the Company's future cash flows generated from Intandem activities and would be paid in the future, at the option of the consultant,  either in net cash flows from Intandem  activities or common stock of the Company.

Note 5 -Notes Payable

Notes  payable at  December  31,  2003  includes a secured  note  payable,  with interest at 14%,  compounded  daily,  principal and interest  payable in varying amounts.  This note payable is secured by the  accounts,  as defined,  and other assets of CST. As the note is in default  the  interest,  which was at 12%,  has been increased to 14% and is compounded daily. CST and the Company are currently negotiating  with the holder of this note payable to arrange for a new note with terms  commensurate  with CST's current operating  activities.  The note payable balances at December  31, 2003 and June 30,  2003 were  $248,556  and  $254,389, respectively.

Also  included  in notes  payable as of December  31,  2003 is $85,475  under an
Accounts Receivable Purchase Agreement  (Receivables  Purchase Agreement) with a bank.  The  Receivables  Purchase  Agreement  provides for up to  $1,250,000  in commissions  receivable  to  be  used  as  collateral  for  advances  under  the
Receivables  Purchase  Agreement  of  which  65% of the  commissions  receivable balances are  available in cash  advances to the Company.  Interest  charges are
1.3% per month on the commissions receivable balances used as collateral.

Note 6 -Stockholders' Equity

On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A
Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc., an
affiliate of Stanford  Financial Group of Houston,  Texas (Stanford  Financial),
for $500,000. Each share of the Preferred Stock is convertible, at the option of the holder,  into one share of the  Company's  common stock for a period of five years.  At that time, the Preferred Stock is  automatically  converted to common stock.  The  Preferred  Stock does not have voting  rights and has a liquidation preference of $1.00 per share. In conjunction with the issuance of the Preferred
Stock,  the  Company  paid  $30,000  in cash and  issued  64,516  shares  of the
Company's common stock to a third-party consultant as a finders fee.

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities, as defined. The Company accrued for dividends of $20,000 for the six months ended December 31, 2003.

As part of the  agreement  dated  October 17,  2002  discussed  above,  Stanford
Financial  agreed to transfer to the  Company,  an  approximate  32% interest in
Miami based American Communications,  a private company, in exchange for 400,000 shares of the Company's  common  stock,  two-year  warrants to purchase  150,000 shares of the Company's  common stock at an exercise price of $.50 per share and five-year  warrants to purchase  350,000 shares of the Company's common stock at an exercise price of $.75 per share.  This transaction was completed on February
5, 2003 and the warrants were issued.

On February  3, 2003,  the  Company  entered  into a letter of intent with David
Stone and Harry Gorlovezky, current members of American Communications, pursuant to which Messrs.  Stone and  Gorlovezky  indicated  their intent to purchase the approximate 32% interest in American  Communications  that the Company  acquired from  Standford  Financial  for a cash  consideration  of $22,500.  In addition,
Messrs. Stone and Gorlovezky had the right, until June 10, 2003, to purchase the
$300,000  Promissory Note and Agreement due in October 2004 for a purchase price of $77,500 in cash.  The $22,500 was  received  and the 32% interest in American
Communications  was  delivered to Messrs.  Stone and  Gorlovezky.  The option to purchase the $300,000  Promissory  Note and  Agreement was not exercised and the
Company is attempting to collect on the $300,000 Promissory Note and Agreement.

Note 7 - Stock Options

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

During the six  months  ended  December  31,  2003,  the  Company  granted to an employee,  options to purchase  10,000  shares of common  stock of the  Company.
These options vest 5,000  immediately  and 5,000 in one year, are exercisable at market value at the date of grant and expire in five years.

As of December 31, 2003, the number of stock options outstanding under the Plan was 376,000.

In January 2004, the Board of Directors granted 200,000 options to an officer of the Company. These options vest 100,000 immediately and 20,000 each year for the ensuing four years, are exercisable at $.23 per share and expire in five years.

As of December 31, 2003, the number of stock options  outstanding  not under any plan was  1,475,000.  1,000,000 of these  options are  exercisable  at $3.68 per share and expire in August 2004.

In April 2003,  as part of the Funding  Agreement  with  Intandem,  the Board of
Directors  granted  to the  principals  of  Intandem  up to  480,000  options to purchase common stock of the company.  The exercise price was $.36 per share and they expired in five years. In conjunction with the Termination Agreement, these options were cancelled effective February 1, 2004.

Note 8 - Goodwill

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
The Company adopted these  statements as of July 1, 2001. There is no impairment of goodwill considered necessary as December 31, 2003.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company is an Internet and  relationship  enabled  marketer of long distance telephone and personal communications services and a licensed,  facilities based domestic and international  long distance carrier.  The Company earns revenue in two ways. First, the Company earns commissions from approximately thirty vendors
who  the  Company   represents  on  the  Company's  web  sites  via  contractual agreements.  Second, the Company earns revenue from sales of  telecommunications services used by the Company's own customers.

The  majority  of the  Company's  revenue is derived  from  vendors,  agents and affinity groups for sales of 1+ long distance, prepaid calling cards, customized applications services,  conference calling,  dedicated high-speed  connectivity, and internet access.

Quarter Ended December 31, 2003 Compared to Quarter Ended December 31, 2002

Total  revenue  for the  quarter  ended  December  31,  2003 was down  $5,273 to
$2,816,786  compared to  $2,822,059  for the quarter  ended  December  31, 2002.
Commission  revenue decreased 26 % to $1,229,612 for the 2003 period compared to
$1,652,960  for  the  2002  period.   Telecommunications  revenue  increased  to
$1,594,118 for the quarter ended December 31, 2003 as compared to $1,040,896 for the quarter  ended  December 31, 2002.  The decrease in  commission  revenue and increase in telecommunications  revenue is largely attributable to the strategic transition  in the  Company's  business  profile and  delivery  of products  and services.  During this period  versus the prior one,  more products and services sold were  proprietary  whereby the end user  revenue is recorded  versus only a commission  on the end user  revenue for  products  and  services  sold of other vendors.  Other revenue  decreased  for the quarter  ended  December 31, 2003 as compared to $128,203 for the December 31, 2002 quarter.  This  decrease  results from the decrease in sales of select services which generate one-time commission fees.

Marketing  expenses related to commission  revenue decreased from $1,051,098 for the quarter ended  December 31, 2002 to $743,981 for the quarter ended  December
31, 2003.  Telecommunication expenses increased $279,208 during the 2003 quarter over the 2002 quarter. These relationships  correlate to the revenue changes and the strategic transition in the Company's business profile mentioned above.

Selling,  general and  administrative  expenses  increased  $41,673 for the 2003 quarter  compared to the 2002  quarter.  This increase  results from  additional personnel hired to support additional  proprietary products being offered by way
of  the  Company's  strategic  transition  mentioned  above.   Depreciation  and
amortization  decreased to $21,565 for the 2003 quarter  compared to $40,881 for the 2002 period reflecting assets that are becoming fully depreciated during the current year.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Total  revenue for the six months  ended  December  31, 2003 was  $5,440,763  as compared to $5,538,649  for the six months ended  December 31, 2002.  Commission revenue decreased $671,658 from $3,294,629 for the six months ended December 31,
2002  to   $2,622,971   for  the   six   months   ended   December   31,   2003.
Telecommunications  revenue  increased  $913,187  during  the 2003  period  from
$1,904,173 in 2002 to $2,817,360 in 2003. The decrease in commission revenue and increase in telecommunications  revenue is largely attributable to the strategic transition  in the  Company's  business  profile and  delivery  of products  and services.  During this period  versus the prior one,  more products and services sold were  proprietary  whereby the end user  revenue is recorded  versus only a commission  on the end user  revenue for  products  and  services  sold of other vendors.  Other revenue  decreased from $339,415 for the 2002 period compared to
$432 for the 2003 period.  The decrease in other revenue is the lack of sales of select services during the current period.

Marketing  expenses related to commission  revenue decreased from $2,207,086 for the six months ended  December 31, 2002 to  $1,644,369  for the six months ended
December 31, 2003. Telecommunication expenses increased $508,447 for the current period compared to similar expenses for the period in 2002. These  relationships correlate to the revenue  changes and the strategic  transition in the Company's business profile mentioned above.

Selling,  general and administrative  expenses increased $235,275 when comparing the six months ended  December 31, 2002 to that of 2003.  This increase  results largely  from  additional  personnel  hired to  support  additional  proprietary products being offered by way of the Company's  strategic  transition  mentioned above.  This increase is also  attributable  to legal  expenses  incurred in the first  quarter of 2003  compared to legal  expenses  incurred in the  comparable prior period.  Depreciation  and  amortization  decreased to $44,801 for the six months ended  December 31, 2003 as compared to $83,403 for the nine months ended
December 31, 2002. This decrease results from assets becoming fully  depreciated during the current period.

The income from operations for the 2003 period is down $240,289 from that of the
2002 period  primarily  because of the  increase  in general and  administrative expenses mentioned above.

Liquidity and Capital Resources

The Company has  historically  funded its operations  primarily from stock sales and revenue from  operations.  As of December 31, 2003, the Company had cash and cash  equivalents of $12,972 and negative  working capital of $1,296,546.  There was a decrease  in cash and cash  equivalents  of  $400,020 in the six months of fiscal 2003 largely from the  Company's  investment  in Intandem and payments on deferred commission to a shareholder. Accounts receivable have increased because of the strategic  transition in the Company's  business  profile and delivery of products and services previously described.

Notes  payable at  December  31,  2003  includes a secured  note  payable,  with interest at 14%,  compounded  daily,  principal and interest  payable in varying amounts.  This note payable is secured by the  accounts,  as defined,  and other assets of CST. As the note is in default  the  interest,  which was at 12%,  has been increased to 14% and is compounded daily. CST and the Company are currently negotiating  with the holder of this note payable to arrange for a new note with terms commensurate with current operating activities.

Also  included  in notes  payable as of December  31,  2003 is $85,475  under an
Accounts  Receivable Purchase Agreement  (Receivable  Purchase Agreement) with a bank.  The  Receivable  Purchase  Agreement  provides  for up to  $1,250,000  in accounts  receivable to be used as collateral  for advances under the Receivable
Purchase Agreement of 65% of the accounts receivable balances.  Interest charges are 1.3% per month on the accounts receivable balances used as collateral.

As  of  December  31,  2003,   there  were  $387,399  in  advances  to  Intandem
Communications  Corp.  (Intandem).  On April 1, 2003,  the  Company  and certain principals of Intandem  Communications  Corp. entered into an agreement (Funding
Agreement)  pursuant to which the Company  agreed to provide up to $448,093 in a series of loans to Intandem.  As of December 31, 2003, $60,694 remained unfunded under the Funding Agreement.  Effective February 1, 2004, by mutual agreement of the principals of Intandem and the Company, the Funding Agreement was terminated and a separate  agreement,  the Termination of Funding  Agreement and Settlement
Agreement (Termination Agreement), was entered into.

The  Termination  Agreement  provides  that the Company  will  convert the notes receivable  of  $387,399  into  100% of the  outstanding  stock of  Intandem  in exchange  for  payment  of  $10,000  per month  for ten  months,  assumption  of approximately $20,000 to $45,000 in liabilities,  cancellation of all employment contracts of the Intandem  principals  and  cancellation  of options to purchase common stock of the Company.

In conjunction  with the Funding  Agreement,  a consultant was to be paid, under his consulting agreement with the Company, a commission that is being negotiated with the Company.  Although the commission  amount has not yet been  determined, the Company believes that a majority of it is based on the Company's future cash flows generated from Intandem activities and would be paid in the future, at the option of the consultant,  either in net cash flows from Intandem  activities or common stock of the Company.

Cash generated through operations and financing activities was not sufficient to meet  the  Company's  working  capital  requirements  for the six  months  ended
December 31,  2003,  and may not be  sufficient  to meet the  Company's  working capital  requirements for the foreseeable  future. The Company continues to look at various  financing  and equity  opportunities  to meet current  operating and capital requirements.  The Company entered into a Receivables Purchase Agreement with a bank to provide up to $1,250,000 of commissions receivable financing.  As previously  mentioned,  the Company  entered  into a  Termination  Agreement  to provide up to $80,000 and assume approximately $20,000 to $45,000 in liabilities for the 100%  ownership of Intandem.  There can be no assurance the Company will be able to secure  additional  debt or equity  financing or that operations will produce  adequate  cash flow to enable the  Company  to meet all of it's  future obligations.  However,  management  believes the Company will be  successful  in producing  sufficient cash flow from all collective  sources to continue for the next twelve months.

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

Under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and Chief  Financial  Officer,  we  evaluated  the effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  (as defined in Rule 13a-14(e)  under the Securities  Exchange Act of
1934) as of December 31, 2003. Based upon that  evaluation,  our Chief Executive
Officer and Chief Financial Officer concluded that, our disclosure  controls and procedures  are effective in timely  alerting  them to the material  information relating to us and our  consolidated  subsidiary  required to be included in our periodic filings with the Securities and Exchange Commission.

(b)      Changes in internal controls.

There were no  significant  changes  made in our  internal  controls  during the period covered by this report or, to our knowledge,  in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           Part II - Other Information

Item 1.  Legal Proceedings

On August 26, 2003, the Company filed a First Amended  Complaint against RoadTel
Communications,  Inc.  ("RoadTel")  in the United Stated  District Court for the
District of Maine (Civil Action No.  03-185-P-H) in which the Company complained that RoadTel  breached its agreement and implied  contract  entered into between
RoadTel  and the Company by refusing  to pay  commissions  on business  that the
Company furnished to RoadTel, that RoadTel breached the terms of its Independent
Agent  Agreement that expired by its terms on September 9, 2002 with the Company by  failing  to pay  commissions  to the  Company  pursuant  to the terms of the
Agreement,  that RoadTel had been unjustly enriched by accepting  benefits after the Agreement  between  RoadTel and the Company had expired and that the Company is entitled to relief based upon a quantum  meruit  basis.  On October 16, 2003,
RoadTel filed an Answer denying the claims and asserted affirmative defenses. On
October 24, 2003, Surfbest Internet Services Company,  Inc. ("Surfbest") filed a third party  counterclaim in the proceedings.  In its third party  counterclaim,
Surfbest alleged that it is the assignee of the written agency Agreement between
RoadTel and the Company. Further, Surfbest alleged that the Company breached the
Agreement,  made  misrepresentations  to  Surfbest,  was  overpaid  commissions, breached  its  fiduciary  duty to RoadTel and  Surfbest,  misappropriated  trade secrets of  Surfbest,  engaged in  deceptive  business  practices,  violated the
Lanham  Act,  tortiously   interfered  with  Surfbest's  contracts  and  defamed
Surfbest.  The parties  subsequently agreed to submit the claims to arbitration.
Mediation of the claims is  scheduled  to be held on March 4, 2004.  The parties are currently involved in settlement discussions.

Item 5.  Other Information

Effective  February 1, 2004, by mutual  agreement of the  principals of Intandem and the Company,  the Funding Agreement was terminated and a separate agreement, the Termination Agreement,  was entered into. The Termination Agreement provides that the Company will convert the notes  receivable of $387,399 into 100% of the outstanding  stock of Intandem in exchange  for payment of $10,000 per month for ten  months,  assumption  of  approximately  $20,000 to $45,000 in  liabilities, cancellation  of  all  employment  contracts  of  the  Intandem  principals  and cancellation of options to purchase common stock of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         2.1       Extension of Modified Supplemental Consulting Engagement Agreement
        10.1       Termination of Funding Agreement and Settlement Agreement
        31.1       Certification of Chief Executive Officer required by Rule 13a-14(a)
        31.2       Certification of Chief Financial Officer required by Rule 13a-14(a)
        32.1       Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
        32.2       Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

On  October 1,  2003,  the  Company  filed a Current  Report on Form 8-K,  dated
September  24, 2003,  reporting  under Item 5 that the  Company's  President and
Chief Executive  Officer Darrell H. Hughes had resigned to take another position with a different  company,  but  remained a director of the Company.  Also,  the current  report on Form 8-K reported  under Item 5 that Mr. Anthony T. Sgroi was appointed as the Company's new Chief Operating Officer. In addition,  under Item
12 the Company  filed a press  release,  which was included as an exhibit  under
Item 7, announcing its annual audited operating results.

On November  25, 2003,  the Company  filed a Current  Report on form 8-K,  dated
November 21, 2003.  Under Item 12, the Company filed a press release,  which was included as an exhibit under Item 7, announcing its unaudited  financial results for the three months ended September 30, 2003.

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                            COGNIGEN NETWORKS, INC.

By:      /s/ Thomas S. Smith                       Date: February 19, 2004
     ------------------------------------------------------------------
      Thomas S. Smith
      President and Chief Executive
      Officer

By:      /s/ Gary L. Cook                          Date: February 19, 2004
     ---------------------------------------------------------
      Gary L. Cook
      Chief Financial Officer

                                                             EXHIBIT INDEX

 2.1  Extension of Modified Supplemental Consulting Engagement Agreement
10.1  Termination of Funding Agreement and Settlement Agreement
31.1  Certification of Chief Executive Officer required by Rule 13a-14(a)
31.2  Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1  Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2  Certification of Chief Financial Officer required by Section 906 of the Sarbanes- Oxley Act of 2002