Form 10QSB
period 2004-03-31
COGNIGEN NETWORKS INC
filed 2004-05-17
CIK 726293

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2004
                                                  --------------

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

                                     Outstanding at
            Class                    April 30, 2004
------------------------------   -----------------------

Common Stock, $.001 par value    8,753,972 (See Note Next Page)
                                 ------------------------------

Transitional Small Business Disclosure Format  (Check one):  Yes _____  No   X
                                                                          --------

                              COGNIGEN NETWORKS, INC.

Note - The 8,753,972 is net of 800,000 shares that the Company will receive upon the closing of the sale of the Company's wholly-owned subsidiary, Cognigen
Switching Technologies, Inc., to be effective February 1, 2004.

                          Commission File Number: 0-11730
                           Quarter Ended March 31, 2004

                                    FORM 10-QSB

Part I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

   Unaudited Consolidated Statements of Operations

   Consolidated Balance Sheets

   Unaudited Consolidated Statements of Changes in Stockholders' Equity (Deficit)

   Unaudited Consolidated Statements of Cash Flows

   Notes to Unaudited Consolidated Financial Statements

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures

Part II - OTHER INFORMATION

  Item 1.    Legal Proceedings

  Item 2.    Changes in Securities

  Item 5.    Other Information

  Item 6.    Exhibits and Reports on Form 8-K

Signatures

                              COGNIGEN NETWORKS, INC.

                  Unaudited Consolidated Statements of Operations

                          Part I - Financial Information

Item 1. Financial Statements

                                      Three Months Ended           Nine Months Ended
                                          March 31,                    March 31,
                                   ------------------------    -------------------------
                                      2004          2003          2004           2003
                                   ----------    ----------    ----------     ----------
                                   Unaudited     Unaudited      Unaudited      Unaudited

Revenue
  Marketing commissions            $1,220,450    $1,681,116    $3,843,420     $4,955,715
  Telecommunications                1,449,344     1,040,415     4,283,876      2,946,175
  Other                                12,398        50,053        (4,342)       389,899
                                   ----------    ----------    ----------     ----------
   Total revenue                    2,682,192     2,771,584     8,122,954      8,291,789
                                   ----------    ----------    ----------     ----------

Operating expenses
  Marketing commissions               733,701       788,029     2,378,069      2,975,084
  Telecommunications                  774,688       582,041     2,275,371      1,574,278
  Selling, general and
   administrative                   1,147,893     1,140,120     3,332,510      3,091,047
  Loss provision for sale of CST    2,502,583            -      2,502,583             -
  Loss provision for
   termination of Intandem
   Funding Agreement                  494,149            -        494,149             -
  Depreciation and amortization         6,554        26,618        51,355        110,021
                                   ----------    ----------    ----------     ----------
   Total operating expenses         5,659,568     2,536,808    11,034,037      7,750,430
                                   ----------    ----------    ----------     ----------

Income (loss) from operations      (2,977,376)      234,776    (2,911,083)       541,359
Interest expense                      (11,991)       (3,214)      (34,201)       (10,659)
                                   ----------    ----------    ----------     ----------
Income (loss) before income
taxes                              (2,989,367)      231,562    (2,945,284)       530,710

Income taxes                               -             -             -              -
                                   ----------    ----------    ----------     ---------
Net income (loss)                  (2,989,367)      231,562    (2,945,284)       530,710

Preferred dividends                   (10,000)      (10,000)      (30,000)       (18,225)
                                   ----------    ----------    ----------     ----------

Net income (loss) attributable
to common shareholders            $(2,999,367)   $  221,562   $(2,975,284)    $  512,485
                                  ===========    ==========   ===========     ==========

Income (loss) per common share-
  basic and diluted                     $.33     $      .02   $       .32     $      .06
                                   =========     ==========   ===========     ==========

Weighted average number of
 common shares outstanding -
 basic and diluted                 9,026,499       9,363,416     9,379,427      9,173,834
                                 ===========     ===========   ===========    ===========

           See notes to unaudited consolidated financial statements.

                            Consolidated Balance Sheets

                                                             March 31,        June 30,
                                                               2004             2003
                                                            -----------     -----------
                                                             Unaudited
                                         Assets
Current assets
  Cash                                                      $    19,571     $   412,992
  Accounts receivable, net                                      562,355         313,537
  Commissions receivable, net                                   811,150         897,000
  Inventory                                                       8,021          24,901
  Other current assets                                           69,123          58,111
                                                            -----------     -----------
      Total current assets                                    1,470,220       1,706,541
                                                            -----------     -----------

Non-current assets
  Property, plant and equipment, net                             25,547         150,412
  Note receivable                                                57,500          77,500
  Deposits towards acquisition of Intandem                           -          172,752
  Deposits and other assets                                      87,623         109,552
  Goodwill                                                           -        2,893,029
                                                            -----------     -----------
      Total non-current assets                                  170,670       3,403,245
                                                            -----------     -----------

Total assets                                                $ 1,640,890     $ 5,109,786
                                                            ===========     ===========

                     Liabilities and Stockholders' Equity (Deficit)
Current liabilities
  Accounts payable                                          $   711,434     $   687,362
  Accrued liabilities                                           425,788         192,657
  Commissions payable                                           816,676         892,848
  Current portion of deferred commissions                       511,200         511,200
  Receivables financing arrangement                             207,038              -
  Note payable                                                       -          254,389
  Other current liabilities                                      36,422          65,759
                                                            -----------     -----------
      Total current liabilities                               2,708,558       2,604,215

Deferred commissions less current portion                       369,941         763,990
Other long-term liabilities, including accrued dividends         59,060          40,966
                                                            -----------     -----------
      Total liabilities                                       3,137,559       3,409,171
                                                            -----------     -----------

Stockholders' equity (deficit)
  Preferred stock no par value, 20,000,000 shares
   authorized, 500,000 shares issued and outstanding,
   $1.00 per share liquidation preference                       450,000         450,000
  Common stock $.001 par value, 300,000,000 shares
   authorized; 8,753,972 and 9,553,972 issued and
   outstanding as of  March 31, 2004 and June 30, 2003            8,754           9,554
  Additional paid-in capital                                 11,954,331      12,175,531
  Accumulated deficit                                       (13,909,754)    (10,934,470)
                                                            -----------     -----------
      Total stockholder's equity (deficit)                   (1,496,669)      1,700,615
                                                            -----------     -----------
Total liabilities and stockholders' equity (deficit)        $ 1,640,890     $ 5,109,786
                                                            ===========     ===========

           See notes to unaudited consolidated financial statements.

  Unaudited Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                  March 31, 2004

                                                                                                                 Total
                                   Preferred Stock           Common Stock       Additional                    Stockholders'
                                ---------------------   ---------------------     Paid-in     Accumulated        Equity
                                 Shares      Amount      Shares      Amount       Capital       Deficit        (Deficit)
                                ---------   ---------   ---------   ---------   -----------   ------------     ----------

Balances at July 1, 2003          500,000   $ 450,000   9,553,972   $   9,554   $12,175,531   $(10,934,470)    $1,700,615

Common stock repurchased in
connection with the CST
transaction                            -           -     (800,000)       (800)     (247,200)            -        (248,000)

Issuance of warrants to
purchase common stock in
connection with the CST
transaction                            -           -           -           -         26,000             -          26,000

Net loss                               -           -           -           -             -      (2,945,284)    (2,945,284)

Dividends on preferred
stock                                  -           -           -           -             -         (30,000)       (30,000)
                                ---------   ---------   ---------   ---------   -----------   ------------     ----------

Balances at March 31, 2004        500,000   $ 450,000   8,753,972   $   8,754   $11,954,331   $(13,909,754)   $(1,496,669)
                                =========   =========  ==========   =========   ===========   ============    ===========

           See notes to unaudited consolidated financial statements.

                  Unaudited Consolidated Statements of Cash Flows

                                                                 Nine Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               2004             2003
                                                            -----------     ----------
                                                             Unaudited       Unaudited

Cash flows from operating activities
  Net income (loss)                                         $(2,945,284)    $  530,710
                                                            -----------     ----------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
  Depreciation and amortization                                 51,355         110,021
  Loss  provision for termination of Intandem Funding
   Agreement                                                   494,149              -
  Loss provision for sale of CST, net of cash                2,472,798              -
  Bad debt expense                                             213,913              -
  Changes in assets and liabilities:
     Accounts receivable                                      (548,344)       (171,600)
     Commissions receivable, net                                85,850          87,993
     Employee receivable                                            -            1,078
     Inventory                                                  16,880           7,293
     Deposits and other assets                                 (18,017)        (26,579)
     Accounts payable                                          120,520         133,775
     Commissions payable                                       (76,172)       (228,063)
     Accrued liabilities                                       217,619          17,179
     Other current liabilities                                 (22,457)        (19,556)
     Other                                                         379              -
                                                            ----------      ---------
                                                             3,008,473         (88,459)
                                                            ----------      ----------
      Net cash provided by operations                           63,189         442,251
                                                            ----------      ----------

Cash flows from investing activities
  Capital expenditures                                              -          (45,479)
  Advances to Intandem                                        (221,397)             -
  Other                                                          1,798          10,138
                                                            ----------      ----------
      Net cash used in investing activities                   (219,599)        (35,341)
                                                            ----------      ----------

Cash flows from financing activities
  Payments on deferred commissions                            (394,049)       (354,229)
  Proceeds from issuance of preferred stock                         -          470,000
  Proceeds from receivables financing arrangement              207,038              -
  Payments on notes payable                                    (50,000)        (25,000)
  Other                                                             -           (9,493)
                                                            ----------      ----------
      Net cash (used in) provided by financing
       activities                                             (237,011)         81,278
                                                            ----------      ----------

Net increase (decrease) in cash and cash equivalents          (393,421)        488,188

Cash and cash equivalents-beginning of period                  412,992         482,717
                                                            ----------      ----------

Cash and cash equivalents-end of period                     $   19,571      $  970,905
                                                            ==========      ==========

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

     During the nine months  ended March 31,  2003 and in  conjunction  with the issuance of 8%  Convertible  Series A Preferred  Stock to Stanford  Venture
     Capital  Holdings,  Inc.  described  in Notes 3 and 6, the  Company  paid a consultant  64,516  shares  of  common  stock  with a value  at the time of issuance of $20,000.

     During  the nine  months  ended  March  31,  2003,  400,000  shares  of the
     Company's  common stock and 500,000 two and five year  warrants to purchase common  stock were  issued to Stanford  Financial  Group  Company,  Inc. as consideration for an interest in American Communications,  L.L.C. See Notes
     3 and 6.

     Cash payments for interest  expense  during the nine months ended March 31,
     2004 and 2003 were $25,000 and $514, respectively.

     The Company  accrued  dividends on  Preferred  Stock during the nine months ended March 31, 2004 and 2003 of $30,000 and $18,225, respectively.

           See notes to unaudited consolidated financial statements.

                              COGNIGEN NETWORKS, INC.

               Notes to Unaudited Consolidated Financial Statements
                                  March 31, 2004

Note 1 - Description of Business
--------------------------------

Cognigen  Networks,  Inc (the Company) is an Internet and  relationship  enabled marketer of long-distance  telephone and personal  communications services and a licensed domestic and international  long-distance carrier. The Company receives commissions and revenue from sales of these services through agents and affinity groups, from telecommunications sales of prepaid calling cards and from the sale of call  switching  services  of its  wholly-owned  subsidiary,  which  is to be effective January 31, 2004. See Note 8 for information on the sale of CST. Also, as of February 1, 2004,  included are the  accounts of Intandem  Communications,
Corp. (Intandem). See note 4 for information on Intandem.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring  adjustments,  have  been  made  to  (a)  the  unaudited  consolidated statement of  operations  for the three and nine months ended March 31, 2004 and
2003, respectively, (b) the unaudited consolidated balance sheet as of March 31,
2004 and (c) the  unaudited  consolidated  statements of cash flows for the nine months  ended  March  31,  2004  and  2003,  respectively,  in order to make the financial statements not misleading.

The Company has not  recorded a provision  for income taxes for the three months or nine months ended March 31, 2004 and 2003. The Company has net operating loss carryforwards to offset taxable income in those periods.

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

The  results for the nine months  ended  March 31, 2004 may not  necessarily  be indicative of the results for the fiscal year ending June 30, 2004.

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a stockholder,  in which the stockholder agreed to sell to the Company 2,712,501 shares of the Company's  common stock, at  approximately  $.77 per share,  which approximated  market value,  in exchange for  potential  future  commissions  of
$2,088,622 on certain  customers,  as defined in the agreement.  The shares were purchased in December 2001. Deferred  commissions payable will be paid out based upon future commissions  earned as defined in the agreement.  The agreement does not guarantee that future  commissions will be earned. As of March 31, 2004, the remaining balance of deferred commissions payable was $881,141.  The Company has classified  $511,200 as an estimate  of the  current  portion of this  agreement based on historical commissions.  After the $881,141 of deferred commissions has been earned and paid to the stockholder, commissions will continue to be paid to the stockholder and recorded as marketing  commissions  expense in the statement of operations.

Certain   amounts  in  prior   consolidated   financial   statements  have  been
reclassified to conform to the current presentation.

Note 3 -Note Receivable
-----------------------

As of March 31, 2004, the Company has a note receivable  outstanding  with a net book value of $57,500  from  American  Communications,  LLC  (formerly  known as
American Internet Communications,  LLC) in accordance with a $300,000 Promissory
Note and Agreement due in October 2004, originally recorded on the balance sheet at $77,500.  This note bears interest at 12% payable annually, is secured by the personal  guaranty  of the  principals  of American  Communications,  and is due
October 4, 2004.  This note was  acquired by the Company in October 2002 as part of the agreement  dated October 17, 2002 with Stanford  Financial Group Company,
Inc. (Stanford Financial) Inc. described in more detail in Note 6, Stockholders'
Equity. The Company has agreed to payment on the note of $100,000 plus $2,000 in attorneys'  fees as  full  satisfaction  of the  note,  if  paid  by July  2004.
Subsequent  to March 31, 2004,  $40,000 has been  received  leaving a balance of
$17,500  recorded on the balance sheet. If the entire $100,000 is received,  the
Company  will  recognize a gain of $22,500  during the fourth  quarter of fiscal
2004.

Note 4 - Acquisition of Intandem
--------------------------------

As of March 31, 2004, the Company had made advances of $414,149 to Intandem.  On
April 1, 2003,  the Company and certain  principals of Intandem  entered into an agreement (Funding Agreement) pursuant to which the Company agreed to provide up
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

The  Termination  Agreement  provided  that the Company  would convert the notes receivable  of  $387,399  into  100% of the  outstanding  stock of  Intandem  in exchange for payments of $10,000 per month for eight months, assumption of up to approximately  $45,000 in liabilities,  cancellation of all employment contracts of the Intandem  principals and cancellation of options to purchase common stock of the Company. As of March 31, 2004, $414,149 had been funded under the Funding
Agreement and Termination Agreement.  Due to questions of recoverability of this amount  and  the  remaining  commitments  under  the  Termination  Agreement,  a provision  of  $494,149  has been taken in the  statement  of  operations.  This provision  represents  the  $414,149  funding  through  March  31,  2004 plus an
estimate  of  remaining   commitments  under  the  Termination  Agreement  which
approximate $80,000 and is included in accrued liabilities as of March 31, 2004.

In conjunction  with the Funding  Agreement,  a consultant was to be paid, under his  consulting  agreement  with  the  Company,  a  commission  that  was  being negotiated with the Company.  The commission  amount had not yet been determined when  questions  of  recoverability  arose and a  provision  to write off funded amounts was included in the statement of operations.  It is anticipated that the majority of any commission paid will be from future Intandem cash flows, if any, in a combination of cash and some common stock of the Company,  but this can not be assured or estimated at this time.

Note 5 -Receivables Financing Arrangement and Note Payable
----------------------------------------------------------

The  balance  of  receivables  financing  arrangement  as of March  31,  2004 is
$207,038.  This represents the amount of commission  receivables  that have been sold under an  Accounts  Receivable  Purchase  Agreement  (Receivables  Purchase
Agreement) with a bank. The Receivables  Purchase  Agreement  provides for up to
$1,250,000 in commissions receivable to be used as collateral for advances under the Receivables  Purchase  Agreement of which 65% of the commissions  receivable balances are  available in cash  advances to the Company.  Interest  charges are
1.3% per month on the commissions receivable balances used as collateral.

The note  payable as of June 30, 2003 of $254,389  consisted  of a secured  note payable, with interest at 14%, compounded daily,  principal and interest payable in varying amounts.  This note payable was secured by the accounts,  as defined, and other assets of CST. The note was in default and the interest,  which was at
12%, had been increased to 14% and was compounded daily. In conjunction with the
Stock for Stock  Exchange  Agreement  described in Note 8, this note payable was renegotiated  and  included  with the net  assets in the sale of CST and will be partially guaranteed by the new principals of CST.

Note 6 -Stockholders' Equity
----------------------------

On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A
Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc., an
affiliate of Stanford  Financial  Group of Houston,  Texas,  for $500,000.  Each
share of the Preferred Stock is convertible,  at the option of the holder,  into one share of the  Company's  common  stock for a period of five  years.  At that time,  the  Preferred  Stock is  automatically  converted to common  stock.  The
Preferred Stock does not have voting rights and has a liquidation  preference of
$1.00 per share. In conjunction with the issuance of the

Preferred  Stock,  the Company paid $30,000 in cash and issued  64,516 shares of the Company's common stock, valued at $20,000, to a third-party  consultant as a finder's fee.

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities,  as defined.  The Company  accrued for  dividends of $30,000 for the nine months ended March 31, 2004.

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

On February  3, 2003,  the  Company  entered  into a letter of intent with David
Stone and Harry  Gorlovezky,  members of  American  Communications,  pursuant to which  Messrs.  Stone and  Gorlovezky  indicated  their  intent to purchase  the approximate 32% interest in American  Communications  that the Company  acquired from  Stanford  Financial  for a cash  consideration  of $22,500.  In  addition,
Messrs. Stone and Gorlovezky had the right, until June 10, 2003, to purchase the
$300,000  Promissory Note and Agreement due in October 2004 for a purchase price of $77,500 in cash.  The $22,500 was  received  and the 32% interest in American
Communications  was  delivered to Messrs.  Stone and  Gorlovezky.  The option to purchase the $300,000  Promissory  Note and  Agreement was not exercised and the
Company has agreed to accept  $100,000 plus $2,000 in  attorneys'  fees for full satisfaction of the Promissory Note if paid by July 2004. See Note 3.

Note 7 - Stock Options
----------------------

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

During the nine months ended March 31, 2004, the Company granted to an employee, options to purchase 10,000 shares of common stock of the Company.  These options vest 5,000 immediately and 5,000 in one year, are exercisable at market value at the date of grant and expire in five years.

In January 2004, the Board of Directors granted 200,000 options to an officer of the Company. These options vest 100,000 immediately and 25,000 each year for the ensuing four years, are exercisable at $.23 per share and expire in five years.

As of March 31, 2004, the number of stock options outstanding under the Plan was
528,000.

As of March 31, 2004, the number of stock options outstanding not under any plan was 1,025,000. 1,000,000 of these options are exercisable at $3.68 per share and expire in August 2004.

In April 2003,  as part of the Funding  Agreement  with  Intandem,  the Board of
Directors  granted to the  principals  of  Intandem  options to  purchase  up to
450,000  shares of common stock of the Company.  The exercise price was $.36 per share and they  expired  in five  years.  In  conjunction  with the  Termination
Agreement, these options were cancelled effective February 1, 2004.

Note 8 - Stock for Stock Exchange Agreement
-------------------------------------------

On May 12, 2004,  after approval by the Board of Directors,  the Company entered into a Stock for Stock Exchange Agreement with Jimmy L. Boswell, David G. Lucas,
Reginald W. Einkauf and John D. Miller (collectively the Principals) pursuant to which the  Principals  agreed to  exchange  with the  Company a total of 800,000 shares of the  Company's  common  stock owned by the  Principals  for all of the outstanding  common stock of the  Company's  wholly-owned  subsidiary,  CST, and warrants to purchase  200,000  shares of the  Company's  common stock  effective
February  1, 2004.  The  warrants  will expire in 2009 and will have an exercise price equal to the average closing price for the Company's  common stock for the
20 days prior to closing.

The closing is  currently  scheduled  for May 21,  2004.  At the closing CST has agreed to enter into a Master  Services  Agreement  (MSA) to provide the Company
with   telecommunications   rating,   billing,   provisioning,   customer  care,
commissioning and database  management for a fee. The MSA is effective  February
1, 2004.

As part of the closing, CST has agreed to enter into a new note with an existing lender representing approximately $223,000 in debt. Further, at the closing, all options to purchase  common stock of the Company issued to CST employees will be terminated  except for the option to purchase  200,000  shares of the  Company's common stock owned by Jimmy L. Boswell  which option  expires in August 2004 and is exercisable at $3.68 per share.

Jimmy L. Boswell is the President  and a Director of CST.  David G. Lucas is the
former chief  financial  officer and a Director of CST.  Reginald W. Einkauf and
John D. Miller are former  officers and  Directors  of CST. Mr.  Boswell and Mr.
Lucas are former  officers  and  Directors of the Company.  The  Principals  and
another  person  sold all of the  outstanding  stock of CST to the  Company  for shares of the Company's common stock in April 2000.

In conjunction with the Stock for Stock Exchange Agreement,  goodwill with a net
book  value  of  $2,893,029  has  been  written  off.  With   consideration   of
approximately $26,000,  calculated using the Black Scholes method of calculation for the 200,000 warrants, goodwill of $2,893,029 and $168,448 in negative equity that  are  being  assumed  by the  Principals,  and the  800,000  shares  of the
Company's common stock that are being  repurchased from the Principals valued at
$.31 per share,  the Company  recorded a loss of $2,502,583 on this  transaction that is included in the statement of operations.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company is an Internet and  relationship  enabled  marketer of long distance telephone  and  personal  communications  services  and a licensed  domestic and international  long  distance  carrier.  The Company  earns revenue in two ways.
First, the Company earns commissions from  approximately  thirty vendors who the
Company  represents  on the  Company's  web  sites via  contractual  agreements.
Second,  the  Company  earns  revenue  from sales of its own  telecommunications services used by the Company's own customers.

The  majority  of the  Company's  revenue is derived  from  vendors,  agents and affinity groups for sales of 1+ long distance, prepaid calling cards, customized applications services,  conference calling,  dedicated high-speed  connectivity, and internet access

During the current  period,  the Company decided it would be able to enhance its cash flows from its telecommunications  services by selling its subsidiary, CST, to the Principals  that operated CST, and  outsourcing  the services  previously performed by CST to CST. The Company  expects to increase its cash flows through
this  outsourcing   arrangement  by  approximately   $25,000  per  month.   This
arrangement  is  planned  to close on May 21,  2004  through  a Stock  for Stock
Exchange Agreement,  to be effective February 1, 2004, that was agreed to on May
12, 2004 between the Company and the Principals of CST. The transaction resulted in a loss  provision for the sale of CST included in the statement of operations for the current period of $2,502,583,  representing primarily the net book value on the books at the time of the transaction of goodwill relating to CST.

Also in the current  reporting  period,  the Company  recorded a loss  provision of
$494,149 to its  statement  of  operations  representing  amounts  funded  under an
agreement   with  Intandem  and  $80,000  of  commitments  to  be  funded  under  a
Termination  Agreement  with the former  principals  of  Intandem.  The Company has not  abandoned  its  efforts  to  private  label its  products  under the  Intandem
concept  but,   given   current   operating   results  of  the  Intandem   products
specifically  surrounding bad debts, has questioned the  recoverability  of amounts capitalized  on its balance  sheet.  As such, a provision  has been recorded in the
current  period.  In  conjunction  with  this,   efforts  to  close  the  Company's
Rochester,  NY office have begun with  anticipation of combining the Intandem sales efforts with that of the  Company's  Seattle  office.  The Company  expects to save up to $10,000 per month from this office closure.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total  revenue  for the  quarter  ended  March  31,  2004  was down  $89,392  to
$2,682,192  compared  to  $2,771,584  for the  quarter  ended  March  31,  2003.
Commission  revenue decreased $460,666 or 27 % to $1,220,450 for the 2004 period compared to $1,681,116 for the 2003 period. Telecommunications revenue increased
$408,929  to  $1,449,344  for the  quarter  ended  March 31, 2004 as compared to
$1,040,415  for the quarter  ended March 31, 2003.  The  decrease in  commission revenue and increase in  telecommunications  revenue is largely  attributable to the  strategic  transition  in the  Company's  business  profile and delivery of products and  services.  During this period  versus the prior one, more products and  services  sold were  proprietary  whereby the end user  revenue is recorded versus only a commission  on the end user revenue for products and services sold of other vendors.  The Company has included several new commissionable  products on its web site that  should help  reverse  some of the  decrease in  commission revenue.  Some of the  increase  in  telecommunications  revenue  is  offset  by approximately  $70,000 per month  resulting from the CST  transaction  effective
February 1, 2004. CST maintained certain products in that transaction with total monthly revenue approximating  $70,000.  Other revenue decreased $37,655 for the quarter  ended March 31, 2004 as  compared to the March 31, 2003  quarter.  This decrease  results from the decrease in sales of select  services  which generate one-time commission fees.

Expenses related to marketing commission revenue decreased $54,328 from $788,029 for the quarter ended March 31, 2003 to $733,701 for the quarter ended March 31,
2004. Expenses related to telecommunications revenue, principally carrier costs, increased  $192,647 during the 2004 quarter over the 2003 quarter.  The decrease in expenses related to marketing commission revenue and the increase in expenses related to  telecommunications  revenue correlate to the revenue changes and the strategic  transition  in the Company's  business  profile  mentioned  above and effects of the CST transaction. Marketing commissions expense as a percentage of marketing  commission  revenue is lower for 2003  compared to 2004  because of a change in estimate.  This change in estimate  resulted in marketing  commissions expense being adjusted downward by approximately $285,000 in the 2003 quarter.

Selling,  general  and  administrative  expenses  were  $1,147,893  for the 2004 quarter  compared to $1,140,120 for the 2003 quarter.  These  expenses  actually decreased  substantially  for certain  personnel  changes that were made and the savings that began in February 2004 from the CST transaction,  but which savings was offset in the current  quarter by $189,824  recorded as a provision  for bad debts related primarily to accounts  receivable,  a good portion of which relate to Intandem's activities.

The loss provision for sale of CST and loss provision for Intandem are explained in detail above.

Depreciation and amortization  decreased to $6,554 for the 2004 quarter compared to $26,618  for the 2003  period  reflecting  a decrease  in assets from the CST transaction.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

Total  revenue  for the nine  months  ended  March 31,  2004 was  $8,122,954  as compared to  $8,291,789  for the nine months  ended March 31,  2003.  Commission revenue decreased $1,112,295 from $4,955,715 for the nine months ended March 31,
2003 to $3,843,420 for the nine months ended March 31, 2004.  Telecommunications revenue  increased  $1,337,701 during the 2004 period from $2,946,175 in 2003 to
$4,283,876  in  2004.  The  decrease  in  commission  revenue  and  increase  in telecommunications  revenue is largely  attributable to the strategic transition in the Company's business profile and delivery of products and services.  During this  period  versus  the  prior  one,  more  products  and  services  sold were proprietary whereby the end user revenue is recorded versus only a commission on the end user  revenue for  products  and  services  sold of other  vendors.  The
Company has included  several new  commissionable  products on its web site that should help  reverse  some of the decrease in  commission  revenue.  Some of the increase in  telecommunications  revenue is offset by approximately  $70,000 per month  resulting  from the CST  transaction  effective  February 1, 2004.  Other revenue decreased  $394,241 for the 2004 period compared to the 2003 period. The decrease  in other  revenue is the lack of sales of select  services  during the current period.

Expenses  related  to  marketing  commission  revenue  decreased  $597,015  from
$2,975,084  for the nine months ended March 31, 2003 to $2,378,069  for the nine months  ended March 31, 2004.  Expenses  related to  telecommunications  revenue increased  $701,093 to  $2,275,371  for the current  period  compared to similar expenses for the period in 2003 of $1,574,278.  The decrease in expenses related to  marketing  commission  revenue  and the  increase  in  expenses  related  to telecommunications  revenue  correlate to the revenue  changes and the strategic
transition  in  the  Company's  business  profile  mentioned  above.   Marketing
commissions expense as a percentage of marketing commission revenue is lower for
2003  compared to 2004 because of a change in estimate.  This change in estimate
resulted  in  marketing   commissions   expense  being   adjusted   downward  by
approximately $285,000 in the 2003 period.

Selling,  general and  administrative  expenses  increased $241,463 for the nine months  ended March 31, 2004  compared to the nine months  ended March 31, 2003.
There were significant  decreases in consulting fees, travel,  state tax expense and general legal expense for the 2004 period but which were more than offset by
salaries  from  June  2003  to  January  2004  primarily   related  to  Intandem
activities,  as well as, $213,913  recorded as a provision for bad debts related to  accounts  receivable,  a good  portion of which  relates  again to  Intandem activities.

The loss provision for sale of CST and loss provision for Intandem are explained in detail above.

Depreciation  and  amortization  decreased  to $51,355  for the nine  months  ended
March 31, 2004 as compared to $110,021  for the nine months  ended March 31,  2003.
This decrease  results from assets  becoming fully  depreciated  during the current period and the CST transaction.

Liquidity and Capital Resources

The Company has historically  funded its operations  primarily from stock sales, revenue from  operations and financing  arrangements.  As of March 31, 2004, the
Company had cash and cash equivalents of $19,571 and negative working capital of
$1,238,338. There was a decrease in cash and cash equivalents of $393,049 in the nine months of fiscal 2004 largely from the Company's investment in Intandem and payments on deferred  commission  to a  shareholder.  Accounts  receivable  have increased because of the strategic  transition in the Company's business profile and delivery of products and services  previously  described,  principally  more non-credit card billings on new revenue.

Receivables  financing  arrangement  as of March 31, 2004 is  $207,038  under an
Accounts  Receivable Purchase Agreement  (Receivable  Purchase Agreement) with a bank.  The  Receivable  Purchase  Agreement  provides  for up to  $1,250,000  in accounts  receivable to be used as collateral  for advances under the Receivable
Purchase Agreement of 65% of the accounts receivable balances.  Interest charges are 1.3% per month on the accounts receivable  balances used as collateral.  The average balance outstanding for the last quarter was approximately $240,000.

As of March 31, 2004, the Company had made advances of $414,149 to Intandem that were written off to the statement of operations with another approximate $80,000 provided as estimated  commitments under a Termination Agreement with the former principals of Intandem.  Part of these commitments  pertain to leased space that is being paid at  approximately  $2,000 per month  until  sublet or the lease is terminated.  The remainder relates to $10,000 per month being paid to the former principals until September 2004.

In conjunction  with the Funding  Agreement,  a consultant was to be paid, under his  consulting  agreement  with  the  Company,  a  commission  that  was  being negotiated with the Company.  The commission  amount had not yet been determined when  questions  of  recoverability  arose and a  provision  to write off funded amounts was included in the statement of operations.  It is anticipated that the majority of any commission paid will be from future Intandem cash flows, if any, in a  combination  of cash and common stock of the Company,  but this can not be assured or estimated at this time.

Cash generated  through  operations  and financing  activities was sufficient to meet the Company's working capital  requirements for the nine months ended March
31,  2004,  but may not be  sufficient  to meet the  Company's  working  capital requirements  for the  foreseeable  future.  The  Company  continues  to look at various financing and equity opportunities to meet current operating and capital requirements.  The Company entered into a Receivables  Purchase Agreement with a bank to  provide  up to  $1,250,000  of  commissions  receivable  financing.  As previously mentioned, the Company has commitments related to Intandem. There can be no  assurance  the Company will be able to secure  additional  debt or equity financing  or that  operations  will  produce  adequate  cash flow to enable the
Company to meet all of it's future obligations. However, management believes the
Company will be successful in producing sufficient cash flow from all collective sources to continue for the next twelve months.

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

Under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and Chief  Financial  Officer,  we  evaluated  the effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  (as defined in Rule 13a-14(e)  under the Securities  Exchange Act of
1934) as of March 31,  2004.  Based upon that  evaluation,  our Chief  Executive
Officer and Chief Financial Officer concluded that, our disclosure  controls and procedures  are effective in timely  alerting  them to the material  information relating to us and our consolidated  subsidiaries required to be included in our periodic filings with the Securities and Exchange Commission.

(b)   Changes in internal controls.

There were no  significant  changes  made in our  internal  controls  during the period covered by this report or, to our knowledge,  in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            Part II - Other Information

Item 1.  Legal Proceedings

On August 26, 2003, the Company filed a First Amended  Complaint against RoadTel
Communications,  Inc.  ("RoadTel")  in the United Stated  District Court for the
District of Maine (Civil Action No.  03-185-P-H) in which the Company complained that RoadTel  breached its agreement and implied  contract  entered into between
RoadTel  and the Company by refusing  to pay  commissions  on business  that the
Company furnished to RoadTel, that RoadTel breached the terms of its Independent
Agent  Agreement that expired by its terms on September 9, 2002 with the Company by  failing  to pay  commissions  to the  Company  pursuant  to the terms of the
Agreement,  that RoadTel had been unjustly enriched by accepting  benefits after the Agreement  between  RoadTel and the Company had expired and that the Company is entitled to relief  based upon a quantum  merit  basis.  On October 16, 2003,
RoadTel filed an Answer denying the claims and asserted affirmative defenses. On
October 24, 2003, Surfbest Internet Services Company,  Inc. ("Surfbest") filed a third party  counterclaim in the proceedings.  In its third party  counterclaim,
Surfbest alleged that it is the assignee of the written agency Agreement between
RoadTel and the Company. Further, Surfbest alleged that the Company breached the
Agreement,  made  misrepresentations  to  Surfbest,  was  overpaid  commissions, breached  its  fiduciary  duty to RoadTel and  Surfbest,  misappropriated  trade secrets of  Surfbest,  engaged in  deceptive  business  practices,  violated the
Lanham  Act,  tortuously   interfered  with  Surfbest's  contracts  and  defamed
Surfbest.  The parties  subsequently agreed to submit the claims to arbitration.
Mediation of the claims was  scheduled to be held on March 4, 2004.  The parties agreed to a settlement which primarily included dropping all claims against each other.

Item 2.  Changes in Securities

On January 26,  2004,  the Company  granted a  non-qualified  option to purchase
200,000  shares  of the  Company's  common  stock  to the  President  and  Chief
Executive Officer of the Company at $.23 per share. The option vests immediately as to 100,000 shares. The remaining 100,000 shares vest as to 25,000 shares over a four year period  commencing  January 26, 2005.  The option expires on January
26, 2009. The Company does not consider the grant of this option to constitute a sale.

Item 5.  Other Information

On May 12, 2004, the Company  entered into a Stock for Stock Exchange  Agreement with Jimmy L.  Boswell,  David G. Lucas,  Reginald W. Einkauf and John D. Miller
(collectively  the  Principals)  pursuant  to which  the  Principals  agreed  to exchange  with the  Company a total of 800,000  shares of the  Company's  common stock  owned  by the  Buyers  for all of the  outstanding  common  stock  of the
Company's wholly-owned subsidiary,  CST, and warrants to purchase 200,000 shares of the  Company's  common stock  effective  February 1, 2004.  The warrants will expire in 2009 and will have an  exercise  price  equal to the  average  closing price for the Company's common stock for the 20 days prior to closing.

The closing is  currently  scheduled  for May 21,  2004.  At the closing CST has agreed to enter into a Master  Services  Agreement  (MSA) to provide the Company
with   telecommunications   rating,   billing,   provisioning,   customer  care,
commissioning and database  management for a fee. The MSA is effective  February
1, 2004.

As part of the closing, CST has agreed to enter into a new note with an existing lender representing approximately $223,000 in debt. Further, at the closing, all options to purchase  common stock of the Company issued to CST employees will be terminated  except for the option to purchase  200,000  shares of the  Company's common stock owned by Jimmy L. Boswell  which option  expires in August 2004 and is exercisable at $3.68 per share.

Jimmy L. Boswell is the President  and a Director of CST.  David G. Lucas is the
former chief  financial  officer and a Director of CST.  Reginald W. Einkauf and
John D. Miller are former  officers and  Directors  of CST. Mr.  Boswell and Mr.
Lucas are former  officers  and  Directors of the Company.  The  Principals  and
another  person  sold all of the  outstanding  stock of CST to the  Company  for shares of the Company's common stock in April 2000.

In conjunction with the Stock for Stock Exchange Agreement,  goodwill with a net
book  value  of  $2,893,029  has  been  written  off.  With   consideration   of
approximately $26,000,  calculated using the Black Scholes method of calculation for the 200,000 warrants, goodwill of $2,893,029 and $168,448 in negative equity that is being assumed by the Principals, and the 800,000 shares of the Company's common stock that are being  repurchased from the Principals  valued at $.31 per share,  the Company  recorded a loss of $2,502,583 on this  transaction  that is included in the statement of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
           2.1    Stock for Stock Exchange Agreement
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
                  13a-14(a)
           32.1   Certification  of Chief  Executive  Officer  required  by Section
                  906 of the Sarbanes-Oxley Act of 2002
           32.2   Certification  of Chief  Financial  Officer  required  by Section
                  906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

           On January 30,  2004,  the Company  filed a Current  Report on Form 8-K, dated December 5, 2003,  reporting under Item 5 that Thomas S. Smith was appointed the President,  Chief Executive  Officer and a Director of the
           Company,  that  Darrell H.  Hughes  had  resigned  as a Director  of the
           Company and that  Anthony T. Sgroi and  Richard B. Rime had  resigned as
           Officers of the Company.

           On  February,  2004,  the  Company  filed a Current  Report on form 8-K, dated  February  15,  2004.  Under  Item 12, the  Company  filed a press release,  which was included as an exhibit under Item 7,  announcing its unaudited  financial  results for the three  months and six months ended
           December 31, 2003.

                                    SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Thomas S. Smith                             Date: May 17, 2004
    -------------------------------------------
    Thomas S. Smith
    President and Chief Executive
    Officer

By: /s/ Gary L. Cook                                Date: May 17, 2004
    -------------------------------------------
    Gary L. Cook
    Chief Financial Officer

                                   EXHIBIT INDEX

2.1   Stock for Stock Exchange Agreement
31.1  Certification of Chief Executive Officer required by Rule 13a-14(a)
31.2  Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1  Certification  of Chief  Executive  Officer  required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2  Certification  of Chief  Financial  Officer  required by Section 906 of the Sarbanes- Oxley Act of 2002