Form 10QSB/A
period 2004-03-31
COGNIGEN NETWORKS INC
filed 2004-05-21
CIK 726293

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

                                    FORM 10-QSB/A

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

  Item 6.    Exhibits and Reports on Form 8-K

Signatures

                              COGNIGEN NETWORKS, INC.

                  Unaudited Consolidated Statements of Operations

                          Part I - Financial Information

Item 1. Financial Statements

                                      Three Months Ended           Nine Months Ended
                                          March 31,                    March 31,
                                   ------------------------    -------------------------
                                      2004          2003          2004           2003
                                   ----------    ----------    ----------     ----------
                                   Unaudited     Unaudited      Unaudited      Unaudited

Revenue
  Marketing commissions            $1,220,450    $1,681,116    $3,843,420     $4,955,715
  Telecommunications                1,449,344     1,040,415     4,283,876      2,946,175
  Other                                12,398        50,053        (4,342)       389,899
                                   ----------    ----------    ----------     ----------
   Total revenue                    2,682,192     2,771,584     8,122,954      8,291,789
                                   ----------    ----------    ----------     ----------

Operating expenses
  Marketing commissions               733,701       788,029     2,378,069      2,975,084
  Telecommunications                  774,688       582,041     2,275,371      1,574,278
  Selling, general and
   administrative                   1,147,893     1,140,120     3,332,510      3,091,047
  Loss provision for sale of CST    2,502,583            -      2,502,583             -
  Loss provision for
   termination of Intandem
   Funding Agreement                  494,149            -        494,149             -
  Depreciation and amortization         6,554        26,618        51,355        110,021
                                   ----------    ----------    ----------     ----------
   Total operating expenses         5,659,568     2,536,808    11,034,037      7,750,430
                                   ----------    ----------    ----------     ----------

Income (loss) from operations      (2,977,376)      234,776    (2,911,083)       541,359
Interest expense                      (11,991)       (3,214)      (34,201)       (10,659)
                                   ----------    ----------    ----------     ----------
Income (loss) before income
taxes                              (2,989,367)      231,562    (2,945,284)       530,710

Income taxes                               -             -             -              -
                                   ----------    ----------    ----------     ---------
Net income (loss)                  (2,989,367)      231,562    (2,945,284)       530,710

Preferred dividends                   (10,000)      (10,000)      (30,000)       (18,225)
                                   ----------    ----------    ----------     ----------

Net income (loss) attributable
to common shareholders            $(2,999,367)   $  221,562   $(2,975,284)    $  512,485
                                  ===========    ==========   ===========     ==========

Income (loss) per common share-
  basic and diluted                $    (.33)    $      .02   $      (.32)     $      .06
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

                            Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
            2.1   Stock for Stock Exchange Agreement  (Incorporated by Reference to
                  Exhibit 2.1 to the Company's  Quarterly Report on Form 10-QSB for
                  the Quarterly Period Ended March 31, 2004)
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

COGNIGEN NETWORKS, INC.

By: /s/ Thomas S. Smith                             Date: May 21, 2004
    -------------------------------------------
    Thomas S. Smith
    President and Chief Executive
    Officer

By: /s/ Gary L. Cook                                Date: May 21, 2004
    -------------------------------------------
    Gary L. Cook
    Chief Financial Officer

                                   EXHIBIT INDEX

2.1   Stock for Stock Exchange Agreement (Incorporated by Reference to Exhibit
      2.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly
      Period Ended March 31, 2004)
31.1  Certification of Chief Executive Officer required by Rule 13a-14(a)
31.2  Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1  Certification  of Chief  Executive  Officer  required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2  Certification  of Chief  Financial  Officer  required by Section 906 of the Sarbanes- Oxley Act of 2002