Form 10KSB
period 2004-06-30
COGNIGEN NETWORKS INC
filed 2004-09-23
CIK 726293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 0-11730

                             COGNIGEN NETWORKS, INC.
                 (Name of small business issuer in its charter)

COLORADO                                                       84-1089377
--------                                                       ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                 Identification No.)
6405 - 218th Street, S.W., Suite 305
Mountlake Terrace, Washington                                  98043
-----------------------------                                  -----
(Address of principal executive offices)                       (Zip Code)
Issuer's telephone number:  (425) 329-2300
-------------------------------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                    ----------------------------------------
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

     State  issuer's  revenue  for its most recent  fiscal  year:  $  10,735,099

     The aggregate market value of the voting and non-voting  common equity held by non-affiliates  at September 2, 2004,  computed by reference to the last sale price of $0.17 per share on the OTC Bulletin Board, was $332,747.

     The number of shares  outstanding of each of the issuer's classes of common equity on September 2, 2004, was 8,753,972.

Documents Incorporated by Reference
     The information  required by Items 9 through 12 and Item 14 is incorporated by  reference  to our  definitive  proxy  statement  or  definitive  information statement  that we plan to file in  connection  with our next Annual  Meeting of
Shareholders involving the election of directors. We plan to file the definitive proxy or  definitive  information  statement  with the  Commission  on or before
October 28, 2004.

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

Item 5.     Market for Common Equity and Related Stockholder Matters
Item 6.     Management's Discussion and Analysis or Plan of Operation
Item 7.     Financial Statements
Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.    Controls and Procedures

Item 8B.    Other Information

     PART III

Item 13.  Exhibits

*         The  information  required  by  Items  9  through  12 and  Item  14 is incorporated  by reference to our definitive  proxy statement or definitive information  statement  that we plan to file in  connection  with  our next
     Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy or definitive  information  statement with the
     Securities and Exchange Commission on or before October 28, 2004.

                                     PART I

Forward-Looking Statements.

     The  discussion  in  this  report  contains   forward-looking   statements,
including,   without  limitation,   statements  relating  to  our  wholly  owned
subsidiary and us.  Although we believe that the  expectations  reflected in the forward looking  statements are  reasonable,  we can give no assurance that such expectations will prove to be correct.  The forward looking  statements  involve risks and  uncertainties  that  affect our  business,  financial  condition  and results of operations,  including without limitation,  our possible inability to become  certified  as a reseller  in all  jurisdictions  in which we apply,  the possibility that our proprietary  customer base will not grow as we expect,  our possible  inability  to  obtain  additional  financing,  the  possible  lack  of producing  agent  growth,  our  possible  lack of revenue  growth,  our possible inability to add new products and services that generate  increased  sales,  our possible lack of cash flows, our possible loss of key personnel, the possibility of telecommunication  rate changes and technological changes and the possibility of increased competition. Many of these risks are beyond our control. We are not entitled to rely on the safe harbor  provisions of Section 27A of the Securities
Act of 1933, as amended,  or Section 21E of the Securities Exchange Act of 1934,
as amended,  when making  forward  looking  statements.

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
The acquisition was accounted for as a reverse acquisition.  We changed our name to Cognigen Networks, Inc. on July 12, 2000.

     We  currently  sell  telecommunications  and personal  technology  services through multifaceted sales and marketing organizations that utilize the Internet
as  a  platform  to  provide   customers  and  subscribers  with  a  variety  of
telecommunications and technology based products and services. Through a network of independent agents, we have sold our own proprietary products and services or sold as agent third party or outside  vendor  products and services to customers and subscribers  worldwide.  Domestic and  international  long distance services make up a major  portion of our sales with  prepaid  calling  cards and  paging,
wireless   communications,   computers  and  Internet-based   telecommunications
products  and other  products  in our  sales  mix.  We sell our own  proprietary products and services and , as agent, have contractual agreements with a variety of product and service  vendors that provide us with a commission  percentage of any sales made through one of our supported web sites.  As agent,  our web-based marketing  division sells the products and services of industry  leaders such as
ATamp;T Wireless,  Broadvox,  CNM Network,  Nextel,  PowerNetGlobal,  Sprint,  Talk
America,  T-Mobil,  Verizon and Z-tel. Our operations partially are dependent on our  affiliations  with third party  providers of the products and services that our  agents  sell.  These  third  party  providers  own the rights to sell these products  and  services.  Our ability to offer these  products  and  services is dependent on our agreements with providers being renewed and not terminated. The non-renewal  or termination of a substantial  number of these  agreements  would have a  material  adverse  effect on our  financial  condition  and  results  of operations.  Our marketing engine is fueled by distribution  channels through an
Internet  presence  and through our corps of  independent  agents and  affiliate groups each with their own customized Web site.

     In the mid 1990's,  our predecessor  recognized the marketing  potential of the Internet and formed what we believe was one of the first companies to create a marketing operation based exclusively on the Internet. The initial concept was to expand  marketing  potential by increasing the number of  independent  agents working  within  our  corporate  network  while at the same time  continuing  to increase the number of products and services  that these agents could provide to our worldwide customer base. To facilitate the manageable growth of this network and to be able to  provide  the  agents  with the  support  and  marketing  edge necessary  for success,  we developed  and deployed the "self  replicating"  web
page.  This  proprietary  technology   automatically  creates  a  high  content,
personalized  set of  e-commerce  web pages for each new agent,  at the time the agent  becomes a member of our  network.  Additionally,  an Internet  accessible
"private site" is instantly  created for the new agent.  Each agent can view the agent's records,  activity and account status on which the agent is working. The private site also contains customer detail status, recommended training sources, frequently  asked  questions and agent  benefits.  We also adopted a strategy of enabling  each agent to sell  telecommunications  services  and to  recruit  new agents.  Generally,  the original agent receives a sales commission  override on sales generated by the agents thus recruited.  Our commission structure and plan enables  our  agents  to earn  money  without  the  necessity  of  developing  a subordinate  agent base.  Our revenue is dependent  on sales by our  independent agents.  The failure of these agents to achieve  sustained sales will materially adversely affect our financial condition and results of operations.

     We  use   self-replicating   web  page  technology  to  run  our  web-based
operations.  If another technology  becomes the preferred industry standard,  we may be at a  competitive  disadvantage  which,  in turn,  may require us to make changes at substantially  increased costs. If our technology becomes obsolete at some time in the future and we are unable to change to an  alternate  technology in a cost effective manner,  it could materially  adversely affect our financial conditions and results of operations.

     As of  June  30,  2004,  we had  made  advances  of  $454,149  to  Intandem
Communications Corp. (Intandem).  On April 1, 2003, we and certain principals of
Intandem  entered into an  agreement  (Funding  Agreement)  pursuant to which we agreed to provide up to  $448,093  in a series of loans to  Intandem.  Effective
February 1, 2004, by mutual  agreement of the principals of Intandem and us, the
Funding  Agreement was terminated and a separate  agreement,  the Termination of
Funding Agreement and Settlement Agreement (Termination Agreement),  was entered into.

     The  Termination  Agreement  provided  that  we  would  convert  the  notes receivable  of  $387,399  into  100% of the  outstanding  stock of  Intandem  in exchange for payments of $10,000 per month for eight months, assumption of up to approximately  $45,000 in liabilities,  cancellation of all employment contracts of the Intandem  principals and  cancellation  of options to purchase our common stock.  As of the date of the  Termination  Agreement,  $414,149 had been funded under the Funding  Agreement.  Due to questions of recoverability of this amount and the remaining  commitments under the Termination  Agreement,  a provision of
$494,149  has  been  taken  in  the  statement  of  operations.  This  provision represents the $414,149  funding through the date of the  Termination  Agreement plus an estimate of remaining  commitments under the Termination Agreement which approximated  $80,000  at the time.  Approximately  $60,000  remains  in accrued liabilities as of June 30, 2004,  related to estimated futures expenses relating to the Termination Agreement.

     In  conjunction  with the Funding  Agreement,  a consultant was to be paid, under his consulting  agreement with us, a commission that was being  negotiated with us. The  commission  amount had not yet been  determined  when questions of recoverability arose and a provision to write off funded amounts was included in the  statement  of  operations.  It is  anticipated  that  the  majority  of any commission  paid  will  be  from  future  Intandem  cash  flows,  if  any,  in a combination of cash and some of our common stock, but this can not be assured or estimated at this time.

     On May 12, 2004, after approval by the Board of Directors,  we entered into a Stock for Stock  Exchange  Agreement  with Jimmy L.  Boswell,  David G. Lucas,
Reginald W. Einkauf and John D. Miller (collectively the Principals) pursuant to which the Principals agreed to exchange with us a total of 800,000 shares of our common stock owned by the Principals for all of the outstanding  common stock of our wholly-owned  subsidiary,  Cognigen Switching Technologies,  Inc. (CST), and
warrants  to  purchase  200,000  shares of our common  stock at $.3015 per share effective February 1, 2004. The closing occurred on May 21, 2004. At the closing
CST  entered  into  a  Master  Services  Agreement  (MSA)  to  provide  us  with telecommunications rating, billing,  provisioning,  customer care, commissioning and database  management  for a fee. The MSA is effective  February 1, 2004, and goes for one year periods  unless  terminated by either party at the end of each period with a 30 day notice.

     As part of the closing,  CST entered  into a new note with a then  existing lender representing  approximately $223,000 in debt. All options to purchase our common stock issued to CST employees  were  terminated  except for the option to purchase  200,000  shares of our common  stock owned by Jimmy L.  Boswell  which option expired in August 2004 and was exercisable at $3.68 per share.

     At the time of the  transaction,  Jimmy L. Boswell was the  president and a director of CST.  David G. Lucas was the former  chief  financial  officer and a director of CST. Reginald W. Einkauf and John D. Miller were former officers and directors of CST. Mr. Boswell and Mr. Lucas are former officers and directors of ours. We originally  acquired CST in April 2000 when the  Principals and another person sold all of the outstanding stock of CST to us for our common stock.

     In conjunction with the Stock for Stock Exchange Agreement, goodwill with a net book  value of  $2,893,029  has been  written  off.  With  consideration  of approximately $26,000,  calculated using the Black Scholes method of calculation for the 200,000 warrants, goodwill of $2,893,029 and $168,448 in negative equity that was assumed by the  Principals,  and the 800,000 shares of our common stock that were repurchased from the Principals  valued at $.31 per share or $248,000, we recorded a non cash loss of $2,502,583 on this  transaction  that is included in our statement of operations for the year ended June 30, 2004.

     We had revenue from three customers that generated a total of approximately
25% and 32% of  total  revenue  for the  years  ended  June 30,  2004 and  2003, respectively

Competition

     We compete with all of the companies for whom we sell products as an agent, with  a  number  of  companies  that  are  network  marketing  telecommunication companies, and with all outside vendors who sell telecommunications and personal communications products directly and over the Internet.

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

     The industries in which our agents resell have severally experienced a high rate of customer  turnover.  The rate of customer  turnover is  attributable  to several factors  including,  the non-use of customer  contracts,  affordability, customer care concerns and other  competitive  factors.  Our strategy to address customer  turnover may not be successful or the rate of customer turnover may be unacceptable.  Price competition and other competitive  factors could also cause increased  customer  turnover.  A high rate of  customer  turnover  could have a material adverse affect on our competitive position and results of operations.

Regulation

     We are not currently subject to any governmental regulations as an Internet marketer of  telecommunications  and technology based products and services.  We are authorized  pursuant to authority of the Federal  Communications  Commission
("FCC") to operate as an  intrastate  and  international  resale  carrier  under
Section  214 of the FCC  rules.  In  addition,  we are  regulated  by some state commissions  as  a  reseller  of  intrastate  long  distance  telecommunications services.

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
Employees

     As of June 30, 2004, we had 12 employees, all of whom are full-time,  based in our offices and facilities in Denver, Colorado and Seattle, Washington.

Item 2.  Description of Property

     We lease  approximately  3,353  square  feet of office  space at 6405 218th
Street,  S.W., Suite 305,  Mountlake  Terrace,  Washington 98043,  pursuant to a lease that will terminate on July 31, 2007 (unless extended), and that currently requires monthly rental payments of $5,100.  We also lease  approximately  1,287 square  feet of office  space at 3495  Winton  Place,  Building  E,  Suite  270,
Rochester,  New York 14623,  pursuant to a lease that will terminate on June 30,
2005, and that currently requires monthly payments of approximately  $1,180, and lease Unit 506B at 301 Oxford Valley Road, Yardley,  Pennsylvania  pursuant to a lease that will  terminate on April 30, 2005 and that  requires  monthly  rental payments of  approximately  $2,317 per month and a final  payment of $4,774.  We will pay $6,478 by December 2004 to buyout the remaining  term of the Rochester,
New York  facility  and are  attempting  to  sublet  the  Yardley,  Pennsylvania facility, both of which we previously closed to operations.

Item 3.  Legal Proceedings.

     In September 2004, we filed a lawsuit against American  Communications  LLC
(American Communications), David Stone (Stone) and Harry Gorlovesky (Gorlovesky)
in the Circuit Court of the Twentieth  Judicial  Circuit in and for Dade County,
Florida. In our complaint, we allege (1) that American Communications breached a settlement  agreement  by not making all of the  $100,000 of  payments  required thereunder  to payoff a promissory  note and  agreement  for  $300,000  that was assigned  to and is owed  to us and we  demanded  judgment  of  $334,119  on the promissory  note and agreement  plus interest from May 10, 2004: (2) that we are owed $81,000 for a dishonored  check of $20,000  written as the last payment due under the settlement agreement and (3) that Stone and Gorlovesky  guaranteed the promissory  note and agreement and must pay the amount due under the  promissory note and agreement plus our attorneys  fees,  cost and expenses in collecting on the promissory note and agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our security holders during our fourth fiscal quarter ended June 30, 2004.

                  PART II

Item 5. Market for Common Equity and Related  Stockholders  Matters.

     Our common stock is quoted on the NASD OTC Bulletin  Board under the symbol
"CGNW." The following table sets forth, for the periods indicated,  the high and low  closing  bid price  quotations  for the  common  stock as  reported  by the
National Quotation Bureau, LLC. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                             High Bid          Low Bid
                                            --------          -------
    Quarter ended June 30, 2004              $0.32              $0.20
    Quarter ended March 31, 2004             0.34                0.22
    Quarter ended December 31, 2003          0.35                0.20
    Quarter ended September 30, 2003         0.54                0.32
    Quarter ended June 30, 2003              0.51                0.36
    Quarter ended March 31, 2003             0.51                0.36
    Quarter ended December 31, 2002          0.68                0.19
    Quarter ended September 30, 2002         0.43                0.32

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

     As of September 2, 2004, there were  approximately  1,320 holders of record of our common  stock.  The number of holders of record does not include  holders whose securities are held in street name.

     We have never paid and do not  anticipate  paying any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business  operations and in the expansion of our business.  The following is a table with information  regarding our equity  compensation plans as of June
30, 2004:

Plan category                  Number  of  securities  to    Weighted-average   exercise    Number    of    securities
                               be  issued  upon  exercise    price    of     outstanding    remaining   available  for
                               of  outstanding   options,    options,    warrants    and    future    issuance   under
                               warrants and rights           rights                         equity  compensation plans
                                                                                            (excluding      securities
                                                                                            reflected in column (a))

                               (a)                           (b)                            (c)
------------------------------ --------------------------- ---------------------------- ---------------------------
                                        475,000                        .33                       150,000
Equity   compensation   plans
approved by security holders

------------------------------ --------------------------- ---------------------------- ---------------------------
Equity   compensation   plans          2,225,000                      2.06                          -
not   approved   by  security
holders

------------------------------ --------------------------- ---------------------------- ---------------------------
Total                                  2,700,000                      1.76                       150,000
------------------------------ --------------------------- ---------------------------- ---------------------------

     In May 2004, we granted  warrants to purchase  200,000 shares of our common stock at an exercise  price of $0.3015  per share to four  people in  connection with the Stock for Stock Exchange Agreement. The warrants vested immediately.

     The warrants were issued in reliance upon the exemption  from  registration contained in Section 4(2) of the  Securities  Act. The holders of these warrants had  available  to them  full  information  concerning  us and the  certificates representing  the warrants have a legend  prohibiting the transfer of the shares of common stock  underlying  the warrants  unless the transfers  are  registered under the  Securities  Act or the  transfers  are exempt  from the  registration requirements thereof. No underwriters were involved in this transaction.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

     We are an Internet  and  relationship  enabled  marketer  of long  distance telephone  and personal  communications  services.  We earn revenue in two ways.
First,  we earn  commissions  revenue  from a number of outside  vendors whom we represent  on our agent  web sites and sell  their  products  and  services  via contractual agreements. Second, we earn telecommunications revenue through sales of our own proprietary products and services through our agent web sites.

     We made a major strategic  transition in our business  profile and delivery of products and  services  over the past  fifteen  months.  In addition to being historically successful at representing and selling the services and products of outside  vendors,  we are now selling  multiple  branded  products  and services whereby the customer and account are owned by us. We refer to these products and services as our proprietary  products and services.  The most significant impact of this strategic transition is that by billing our owned customer accounts,  we generated  approximately  five to  seven  times  as  much  revenue  compared  to commission revenue we receive from vendors.

     Through the acquisition of multiple state licenses, billing capability, and new distribution  channels, we can grow revenue,  maintain closer contact to our customers,  and control  bottom line  retention  and  contribution  to a greater degree.

     See additional discussion of liquidity and capital resources below. Results of Operations

Summary Key Financial Data
--------------------------
                                                                     Fourth
                                                                     quarter            Fiscal             Fiscal
                                                                      2004               2004               2003
                                                                  --------------    ----------------    --------------
Cash Flows From Operations Data:
Cash flows from operating activities                                    142,249             227,938           113,085

Summary Statement of Operations Data:
Income (loss) before taxes                                               66,646          (2,878,638)          401,407
Less: Provision for sale of CST                                               -           2,502,583                -
  Provision for termination of Intandem Funding Agreement                     -             494,149                -
                                                                  --------------    ----------------    --------------
              Income before provisions                                   66,646             118,094           401,407

     We had cash flows from  operations for fiscal 2004 of $227,938  compared to
$113,085 for fiscal 2003.  This  improvement  began to be realized in our fourth fiscal quarter of 2004, during which cash flows from operations was $142,249, as many of our recent  cost and expense  reductions  began to be  reflected  in our operating  results.  The cost and expense  reductions were centered on improving our  cash  flows  and  included  reducing  personnel,  reducing  or  eliminating unwarranted expenses and the sale of our subsidiary, CST, among other things. We have added over $50,000 per month to our ongoing cash flows from operations as a result of these cost and expense reductions.

Detailed Statement of Operations Data:
Revenue
  Marketing commissions ............................     5,080,650      6,918,479
  Telecommunications ...............................     5,636,291      3,988,343
  Other ............................................        18,158          9,450
                                                       -----------    -----------
    Total revenue ..................................    10,735,099     10,916,272

Operating expenses
  Commissions:
     Marketing .....................................     2,512,429      3,494,038
     Telecommunications ............................       729,312        409,055
  Telecommunications ...............................     3,103,394      2,132,035
  Selling, general and administrative ..............     4,169,123      4,293,217
  Depreciation and amortization ....................        55,898        134,587
                                                       -----------    -----------
                                                        10,570,156     10,462,932
  Loss provision for sale of CST ...................     2,502,583           --
  Loss provision for termination of Intandem Funding       494,149           --
                                                       -----------    -----------
    Total operating expenses .......................    13,566,888     10,462,932

Income (loss) from operations ......................    (2,831,789)       453,340

Interest expense ...................................       (46,849)       (51,933)
                                                       -----------    -----------

Income (loss) before income taxes ..................    (2,878,638)       401,407

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

     Total revenue for fiscal 2004 was  $10,735,099  compared to $10,916,272 for
2003.  Marketing  commissions  revenue  was  $5,080,650  for  2004  compared  to
$6,918,479  for the prior year.  Telecommunications  revenue was  $5,636,291 for
2004 as compared to $3,988,343 for the prior year.

     Marketing  commissions  revenue for 2004 decreased  $1,837,829 from that of
2003 or 27%.  This  decrease  reflects a trend  that  began in our first  fiscal quarter of 2003 and continued through part of the fourth fiscal quarter of 2004.
We  believe  this  trend was in large  part a result of the lack of new  product opportunities  for our agents,  inadequate  customer service and partly from our strategic  transition  previously  explained.  During the second  half of fiscal
2004, we entered into agreements to market additional and new products that were and remain very consumer  desirable such as voice over internet  protocol (VoIP)
telephone services,  cell phones,  satellite television and bundled services for local and long distance service.  We have also emphasized  customer service this year  reducing our response time to customer  inquiries and order  verification.
Marketing  additional  and new products and better  customer  service has helped stabilize marketing commissions revenue.

     Telecommunications  revenue increased $1,647,948 for 2004 compared to 2003,
or   41%.   This   increase   resulted   from   approximately    $2,500,000   of
telecommunications revenue from new proprietary products and services being sold offset by a decrease of  approximately  $900,000 of  telecommunications  revenue from  proprietary  products and services that were being sold in the prior year.
Our proprietary  customer base increased  approximately  15,000 to approximately
26,000 proprietary  customers  currently.  A bigger portion of those proprietary customers  are small  business or  dedicated  customers  who have  entered  into service  contracts with us for usually one to two year periods and who represent higher  months usage than most  residential  customers.  Part of the decrease in proprietary  products  and  services  resulted  from  our  sale  of  CST  to its principals  effective  February  1, 2004.  As part of the sale,  CST  maintained approximately $70,000 in monthly telecommunications  revenue,  approximately 50%
from a conferencing  product it switches through its facilities based switch and another  50%  from a  customer  base  which  receives  no new  customers  but is primarily a billing service based customer.

     Marketing  commissions  expense  decreased  from  $3,494,038  for  2003  to
$2,512,429 for 2004, a decrease of 28%. This decrease correlates to the decrease in  marketing  commissions  revenue  explained  above.  Had  the  payments  to a shareholder  described  in Note 8  (Stockholders  Redemption  Agreement)  to the
Consolidated Financial Statements been recorded as marketing commissions expense instead of a reduction  of deferred  commissions  payable on the balance  sheet, marketing  commissions  expense  would have been higher by  $526,644.  We do not anticipate  recording  these  payments as marketing  commissions  expense  until sometime in 2006.

     Telecommunications expense increased from $409,055 for 2003 to $729,312 for
2004 or 78%. This increase is primarily a result of our strategic  transition to sell more proprietary products and services. These products and services include those generated  through our Intandem created relations which are paid at higher commission rates than those paid on marketing commissions revenue.

     Telecommunications  operating expenses,  primarily carrier costs, increased
$971,359 for 2004 compared to 2003 or 46%, from  $2,132,035 to $3,103,394.  This increase  is  consistent  with  the  increase  in  corresponding  revenue  which increased 41% for the same time period. Telecommunications operating expenses as a percentage of telecommunications  revenue increased from 54% in 2003 to 55% in
2004.

     Selling,  general and  administrative  expenses decreased $124,094 for 2004 compared to 2003,  or 3%. This  decrease is largely  attributed  to decreases in consulting,  legal and accounting fees of $383,409,  travel expenses of $93,915, server and state  taxes of  $109,668,  offset in part by  increases  to expenses related to the increase in  proprietary  revenues  such as credit  card,  credit check and licensing fees of $210,207.  Other increases included fees paid to CST for customer service and switching services,  among other things, since February
1,  2003  of  $219,718.  Another  decrease  included  salaries  which  decreased approximately  $265,000 for the sale of CST but increased $158,535 for personnel who were  working in our  Rochester  facility  but which  facility was shut down
during  2004.  We  have  benefited  from  decreases  to  selling,   general  and
administrative from the CST transaction of approximately  $25,000 to $30,000 per month and from other cost and expense  reductions  such as reducing  unwarranted expenses and salaries,  among other things, of in excess of $30,000 per month on an ongoing basis.

     The provision for sale of CST of $2,502,583  relates to the Stock for Stock
Exchange  Agreement or sale of CST to its  principals.  Goodwill with a net book value of  $2,893,029  was written off. The goodwill was recorded in 2000 when we acquired CST. With consideration of approximately $26,000,  calculated using the
Black Scholes method of calculation for the 200,000 warrants  awarded,  goodwill of  $2,893,029  and  $168,448  in  negative  equity  that  was  assumed  by  the principals, and the 800,000 shares of our common stock that was repurchased from the  principals  valued at $.31 per share,  we recorded a loss of  $2,502,583 on this transaction.

     The provision for termination of Intandem  Funding of $494,149 results from a  funded  amount  of  $414,149  funding  through  the  date of the  Termination
Agreement  plus an  estimate  of  remaining  commitments  under the  Termination
Agreement which approximated $80,000 at the time.

     Depreciation and amortization  decreased  $78,689 from $134,587 for 2003 to
$55,898  for 2004.  This  decrease  was a result  of the CST sale as  previously described and to assets becoming fully depreciated.

     Interest expense for 2004 of $46,849 was lower by $5,084 from that of 2003.
This resulted  from lower  average  outstanding  debt or  receivables  financing arrangement levels. Seasonality and Economic Conditions

     Our revenue and sales are not affected by seasons of the year. Inflation

     We do not believe that  inflation  had a material  impact on our results of operations for the fiscal years ended June 30, 2004 or 2003.

Liquidity and Capital Resources

     We  have  historically  funded  our  operations  primarily  from  sales  of securities and operations.  At June 30, 2004 we had cash and cash equivalents of
$213,611 and negative working capital of $1,211,557. Cash provided by operations during the year ended June 30, 2004 was $227,938.

     Cash used in investing activities of $177,942 included advances of $241,397 under the terms of the Funding  Agreement with Intandem.  Cash used in financing activities  of $249,377  primarily  included net proceeds  from the  receivables financing agreement of $308,100 offset by the payment of deferred commissions of
$526,644 and payment on a note payable of $50,000.

     We have a balance outstanding under a receivables  financing arrangement as of  June  30,  2004  of  $308,100.  This  represents  the  amount  of  marketing commissions  receivables  that  have  been  sold  under an  Accounts  Receivable
Purchase Agreement (Receivables Purchase Agreement) with a bank. The Receivables
Purchase  Agreement  provides  for up to  $1,250,000  in  marketing  commissions receivable to be used as collateral for advances under the Receivables  Purchase
Agreement  of which 65% of the  marketing  commissions  receivable  balances are available in cash advances to the Company.  Interest  charges are 1.3% per month on the marketing commissions  receivable balances used as collateral.  After one year, the Receivables  Purchase Agreement is from year to year unless terminated in writing by either  party.  The  Company is in  compliance  with the terms and conditions of the Receivables Purchase Agreement.

     Cash flows  generated from  operations and from our  receivables  financing arrangement  were  sufficient to meet our working capital  requirements  for the year ended June 30, 2004, but may not be sufficient to meet our working  capital requirements for the foreseeable future or provide for expansion  opportunities.
Currently,  we are slowly reducing our average  balances  outstanding  under our receivables  financing  arrangement.  We have  reduced  costs  and  expenses  by reducing personnel,  reducing or eliminating  unwarranted expenses and have sold
CST, our former subsidiary,  which all combined have increased our cash flows in excess of $50,000  per month.  We are  looking at various  financing  and equity
opportunities   to  provide   additional   working   capital  or  for  expansion
opportunities and continue to identify costs and expenses that can be reduced or eliminated.  There can be no assurance we will be able to secure additional debt or equity financing,  that we will be able to reduce or eliminate more costs and expenses or that cash flows from operations  will produce  adequate cash flow to enable  us to meet  all of our  future  obligations  or to be  able  to  expand.
However,  we believe that we will be  successful  in producing  sufficient  cash flows from all  collective  sources  to  continue  for at least the next  twelve months.

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

         Our critical accounting policies are as follows:
o        marketing commissions receivable;
o        goodwill;
o        valuation of long-lived assets;
o        commissions payable; and
o        revenue recognition.

Marketing Commissions Receivable

     Marketing commissions receivable represent amounts due from outside vendors for  telecommunication  services used by subscribers.  Typically outside vendors pay  commissions due to us forty five to sixty days after the usage month-end.

     An  allowance  for doubtful  accounts of $154,357 as of June 30, 2004,  has been  established by us to provide for potential  uncollectible  accounts and is deemed to be adequate by management based on historical results.

Goodwill

     The excess of the  purchase  price over net assets  acquired by the Company from unrelated third parties is recorded as goodwill. Goodwill resulted from the acquisition of CST in 2000. In July 2001, the FASB issued Statement of Financial
Accounting  Standards  (SFAS)  Nos.  141 and 142,  "Business  Combinations"  and
"Goodwill  and Other  Intangible  Assets."  SFAS No. 141  requires  all business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the purchase  method.  Under the  guidance  of SFAS No.  142,  goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. There was no goodwill  recorded as of June 30, 2004 as it was written off  in  the  transaction  related  to  the  sale  of  CST.  See  Note  7 to the
Consolidated Financial Statements.

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

Commissions Payable

     Commissions payable represent amounts due to agents for commissions related to the usage for which we are due marketing commissions revenue from our outside vendors and commissions  payable on sales of  telecommunications  revenue. It is our policy to pay  commissions  to our agents only after  receiving  commissions revenue due from our outside vendors.  This policy results in approximately  two months commission  payable on outside vendor commission  revenue at any point in time.  Commissions are paid on telecommunications  revenue usually within one to two months of generating the telecommunications revenue.

Revenue Recognition

Marketing Commissions

     Marketing  commissions  revenue from the sale of  long-distance  telephone, personal  communication devices and marketing products is recognized at the time of sale.

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

     Telecommunications  long distance phone  services  revenue is recorded when services are rendered.

     Telecommunications   prepaid  long  distance  phone  service  is  initially
recorded as deferred  revenue and is recognized as the prepaid  minutes are used by the customer.

Recently Issued Accounting Pronouncements

     In December 2003, the Financial  Accounting  Standards  Board (FASB) issued
revised  SFAS  No.  132,  "Employers'   Disclosures  about  Pensions  and  Other
Postretirement  Benefits".  The revision requires  additional annual disclosures related to information describing the types of plan assets, investment strategy, measurement  dates,  plan obligations and cash flows. The revision also required new quarterly  disclosures detailing the components of net periodic benefit cost recognized during the interim period.  The adoption of this Standard has not had a material effect on our financial statements.

     In March 2004,  the FASB  approved  the  consensus  reached on the Emerging
Issues Task Force (EITF) Issue No.  03-1,  "The Meaning of  Other-Than-Temporary
Impairment and Its  Application to Certain  Investments."  The objective of this
Issue is to provide  guidance for identifying  impaired  investments.  EITF 03-1 also provides new disclosure  requirements for investments that are deemed to be temporarily  impaired.  The accounting provisions of EITF 03-1 are effective for all  reporting  periods  beginning  after June 15,  2004,  while the  disclosure requirements  are effective  only for annual periods ending after June 15, 2004.
We have evaluated the impact of the adoption of EITF 03-1 and do not believe the impact will be  significant  to our overall  results of  operations or financial position.

Forward Looking Statements

     Certain of the  information  discussed  herein,  and in  particular in this section entitled  "Management's  Discussion and Analysis or Plan of Operations,"
contains forward looking  statements that involve risks and  uncertainties  that might  adversely  affect our operating  results in the future in a material way.
Such risks and uncertainties include, without limitation, our possible inability to  become  certified  as a  reseller  in all  jurisdictions  in which we apply, possibility that our proprietary  customer base will not grow as we expect,  our possible  inability  to  obtain  additional  financing,  the  possible  lack  of producing  agent  growth,  our  possible  lack of revenue  growth,  our possible inability to add new products that generate sales,  our lack of cash flows,  our possible  loss of key  personnel,  the  possibility  of  telecommunication  rate changes and technological changes and the possibility of increased  competition.
Many of these risks are beyond our  control.  We are not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the  Securities  Exchange Act of 1934 as amended,  when making forward-looking statements.

     We are an Internet  and  relationship  enabled  marketer  of long  distance telephone  and personal  communications  services.  We earn revenue in two ways.
First,  we earn  commissions  revenue  from a number of outside  vendors whom we represent  on our agent  web sites and sell  their  products  and  services  via contractual agreements. Second, we earn telecommunications revenue through sales of our own proprietary products and services through our agent web sites..

Item 7.  Financial Statements.

     Reference is made to the financial statements,  the reports thereon and the notes  thereto  included as a part of this Annual  Report on Form 10-KSB,  which financial statements, reports and notes are incorporated herein by reference.

                             COGNIGEN NETWORKS, INC.

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                             June 30, 2004 and 2003

                             COGNIGEN NETWORKS, INC.

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cognigen Networks, Inc.
Mountlake Terrace, Washington

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Cognigen
Networks,  Inc. and subsidiary as of June 30, 2004, and the related consolidated statements of operations,  changes in  stockholders'  equity  (deficit) and cash flows for the years ended June 30, 2004 and 2003. These  consolidated  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting
Oversight  Board  (United  States).  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  consolidated  financial  statement  presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial position of Cognigen Networks,
Inc. and subsidiary as of June 30, 2004, and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003 in  conformity  with
U.S. generally accepted accounting principles.

                                          /s/Ehrhardt Keefe Steiner amp; Hottman PC
                                          --------------------------------------
                                             Ehrhardt Keefe Steiner amp; Hottman PC
September 2, 2004
Denver, Colorado

                             COGNIGEN NETWORKS, INC.

                           Consolidated Balance Sheet
                                  June 30, 2004

                                     Assets

Current assets
     Cash .......................................................................................   $    213,611
     Accounts receivable, net of allowance of $258,107 ..........................................        481,092
     Marketing commissions receivable, net of allowance of $154,357 .............................        773,168
     Inventory ..................................................................................         15,543
     Other current assets .......................................................................         52,210
                                                                                                    ------------
        Total current assets ....................................................................      1,535,624
                                                                                                    ------------

Non-current assets
     Property and equipment, net ................................................................         16,847
     Notes receivable, net of allowance of $20,000 ..............................................           --
     Deposits and other assets ..................................................................         60,424
                                                                                                    ------------
        Total non-current assets ................................................................         77,271
                                                                                                    ------------

Total assets ....................................................................................   $  1,612,895
                                                                                                    ============

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities
     Accounts payable ...........................................................................   $    670,416
     Accrued liabilities ........................................................................        444,098
     Commissions payable ........................................................................        811,729
     Current portion of deferred commissions ....................................................        511,200
     Receivables financing arrangement ..........................................................        308,100
     Other current liabilities ..................................................................          1,638
                                                                                                    ------------
        Total current liabilities ...............................................................      2,747,181
                                                                                                    ------------

Non-current liabilities
     Deferred commissions .......................................................................        237,346
     Accrued dividends and other ................................................................         68,391
                                                                                                    ------------
        Total non-current liabilities ...........................................................        305,737
                                                                                                    ------------
        Total liabilities .......................................................................      3,052,918
                                                                                                    ------------

Commitments and contingencies

Stockholders' equity (deficit)
     8% Convertible Series A preferred stock, no par value, 20,000,000 shares authorized, 500,000
      shares issued and outstanding, $1.00 per share liquidation preference .....................        450,000
     Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972 shares issued and
      outstanding ...............................................................................          8,754
     Additional paid-in capital .................................................................     11,954,331
     Accumulated deficit ........................................................................    (13,853,108)
                                                                                                    ------------
        Total stockholders' equity (deficit) ....................................................     (1,440,023)
                                                                                                    ------------

Total liabilities and stockholders' equity (deficit) ............................................   $  1,612,895
                                                                                                    ============
              See notes to consolidated financial statements

                             COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Operations

                                                                         For the Years Ended
                                                                              June 30,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------

Revenue
     Marketing commissions .......................................   $  5,080,650    $  6,918,479
     Telecommunications ..........................................      5,636,291       3,988,343
     Other .......................................................         18,158           9,450
                                                                     ------------    ------------
        Total revenue ............................................     10,735,099      10,916,272
                                                                     ------------    ------------

Operating expenses
     Commissions:
            Marketing ............................................      2,512,429       3,494,038
            Telecommunications ...................................        729,312         409,055
     Telecommunications ..........................................      3,103,394       2,132,035
     Selling, general and administrative .........................      4,169,123       4,293,217
     Depreciation and amortization ...............................         55,898         134,587
                                                                     ------------    ------------
                                                                       10,570,156      10,462,932
      Loss provision for sale of CST .............................      2,502,583            --
      Loss provision for termination of Intandem Funding Agreement        494,149            --
                                                                     ------------    ------------
        Total operating expenses .................................     13,566,888      10,462,932
                                                                     ------------    ------------

Income (loss) from operations ....................................     (2,831,789)        453,340

Interest expense .................................................        (46,849)        (51,933)
                                                                     ------------    ------------

Income (loss) before income taxes ................................     (2,878,638)        401,407

Income taxes .....................................................           --              --
                                                                     ------------    ------------

Net income (loss) ................................................     (2,878,638)        401,407

Preferred dividends ..............................................        (40,000)        (28,225)
                                                                     ------------    ------------

Net income (loss) attributable to common shareholders ............   $ (2,918,638)   $    373,182
                                                                     ============    ============

Income (loss) per common share - basic ...........................   $      (0.32)   $       0.04
                                                                     ============    ============

Weighted average number of common shares outstanding - basic .....      9,223,917       9,266,307
                                                                     ============    ============

Income (loss) per common share - diluted .........................   $      (0.32)   $       0.04
                                                                     ============    ============

Weighted average number of common shares outstanding - diluted ...      9,223,917       9,267,760
                                                                     ============    ============

              See notes to consolidated financial statements

                             COGNIGEN NETWORKS, INC.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                   For the Years Ended June 30, 2004 and 2003

                                                  Preferred Stock               Common Stock                               Additional         Total
                                            ---------------------------   ----------------------------      Paid-in        Accumulated    Stockholders'
                                                Shares         Amount        Shares          Amount         Capital         Deficit      Equity (Deficit)
                                            ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - June 30, 2002 .................           --     $       --        9,054,456    $      9,054    $ 12,042,088    $(11,307,652)   $    743,490

Issuance of preferred stock, net of
expenses ................................        500,000        450,000         64,516              65          19,935            --           470,000

Cash received for share rounding ........           --             --             --              --               296            --               296

Issuance of common shares and options for
note (Note 7) ...........................           --             --          400,000             400          99,600            --           100,000

Issuance of common shares to director ...           --             --           35,000              35          13,612            --            13,647

Dividends on preferred stock ............           --             --             --              --              --           (28,225)        (28,225)

Net income ..............................           --             --             --              --              --           401,407         401,407
                                            ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - June 30, 2003 .................        500,000        450,000      9,553,972           9,554      12,175,531     (10,934,470)      1,700,615

Common stock repurchased in connection
with the CST transaction (Note 7) .......           --             --         (800,000)           (800)       (247,200)           --          (248,000)

Issuance of warrants to purchase common
stock in connection with the CST
transaction (Note 7) ....................           --             --             --              --            26,000            --            26,000

Dividends on preferred stock ............           --             --             --              --              --           (40,000)        (40,000)

Net loss ................................           --             --             --              --              --        (2,878,638)     (2,878,638)
                                            ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - June 30, 2004 .................        500,000   $    450,000      8,753,972    $      8,754    $ 11,954,331    $(13,853,108)   $ (1,440,023)
                                            ============   ============   ============    ============    ============    ============    ============

                                            See notes to consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                      Consolidated Statements of Cash Flows

                                                                                      For the Years Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                     2004           2003
                                                                                  -----------    -----------
Cash flows from operating activities
   Net income (loss) ..........................................................   $(2,878,638)   $   401,407
                                                                                  -----------    -----------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Depreciation and amortization ............................................        55,898        134,587
     Provision for doubtful accounts ..........................................       210,149        129,342
       Loss provision for sale of CST, net of cash ............................     2,472,798           --
       Loss provision for termination of Intandem Funding Agreement ...........       494,149           --
     Stock options issued for services ........................................          --           13,647
     Changes in assets and liabilities
       Accounts receivable ....................................................      (459,417)       (79,211)
       Commissions receivable .................................................       139,932         54,007
       Employee receivable ....................................................          --            1,865
       Inventory ..............................................................         9,358         11,059
       Other current assets ...................................................         5,901        (34,398)
       Deposits and other assets ..............................................        20,192        (14,713)
       Accounts payable .......................................................        79,502         76,777
       Accrued liabilities ....................................................       235,929        (57,054)
       Commissions payable ....................................................       (81,119)      (569,954)
         Other current liabilities ............................................       (64,121)        45,724
       Other liabilities ......................................................       (12,575)          --
                                                                                  -----------    -----------
                                                                                    3,106,576       (288,322)
                                                                                  -----------    -----------
        Net cash provided by operating activities .............................       227,938        113,085
                                                                                  -----------    -----------

Cash flows from investing activities
   Advances to Intandem .......................................................      (241,397)      (172,752)
    Payments received on notes receivable .....................................        80,000           --
    Increase in notes receivable ..............................................       (22,500)          --
    Purchases of property and equipment .......................................          --          (47,188)
   Other ......................................................................         5,955           --
                                                                                  -----------    -----------
        Net cash used in investing activities .................................      (177,942)      (219,940)
                                                                                  -----------    -----------

Cash flows from financing activities
   Principal payments on note payable .........................................       (50,000)       (25,000)
   Increase in receivables financing arrangement/note payable .................       308,100        119,490
   Payments on deferred commissions ...........................................      (526,644)      (535,402)
   Proceeds from the issuance of preferred stock ..............................          --          470,000
   Other ......................................................................        19,167          8,042
                                                                                  -----------    -----------
        Net cash provided by (used in) financing activities ...................      (249,377)        37,130
                                                                                  -----------    -----------

Net decrease in cash ..........................................................      (199,381)       (69,725)

Cash - beginning of year ......................................................       412,992        482,717
                                                                                  -----------    -----------

Cash - end of year ............................................................   $   213,611    $   412,992
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:

     Cash  paid for  interest  was  $46,849  and  $25,514  for  2004  and  2003, respectively.

Supplemental disclosure of non-cash activity:

     During the year ended June 30, 2004:

          The  Company  issued  200,000  warrants to the  principals  of CST and received  800,000  shares  of  common  stock in the  Stock  for  Stock
          Exchange Agreement.

          The Company accrued dividends on preferred stock totaling $40,000.

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

                             COGNIGEN NETWORKS, INC.

                          Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Cognigen Networks,  Inc. (the Company) was incorporated in May 1983 in the State of Colorado to engage in the  cellular  radio and  broadcasting  business and to engage in any other lawful activity  permitted under Colorado law. In June 1988, the Company changed its name to Silverthorne  Production Company  (Silverthorne)
and  commenced  operations in the oil and gas industry.  These  operations  were discontinued in 1989.  Between 1989 and 1999,  Silverthorne  attempted to locate acquisition prospects and negotiate an acquisition. Silverthorne's pursuit of an acquisition did not  materialize  until August 20, 1999, with the acquisition of the assets of  Inter-American  Telecommunications  Holding  Corporation  (ITHC),
which was accounted for as a reverse  acquisition.  The surviving entity changed its name to Cognigen Networks, Inc. on July 12, 2000. The Company is an Internet
and  relationship  enabled  marketer of long  distance  telephone  and  personal communications  services.  Revenue is  generated in two ways.  First,  marketing commissions revenue is generated from a number of vendors who are represented on the Company's  agent web sites and for whom the Company sells their products and services  via  contractual  agreements.  Second,  telecommunications  revenue is generated  through  sales of the  Company's  proprietary  products  and services through the Company's agent web sites.

Principles of Consolidation

The  accompanying  consolidated  financial  statements  include the  accounts of
Cognigen Networks,  Inc. and its subsidiaries,  Cognigen Switching Technologies,
Inc. (CST) through January 31, 2004 and Intandem Communications Corp. (Intandem)
since  February 1, 2004 See Note 5 regarding  information  regarding the sale of
CST and Note 7 for  information  on  Intandem.  All  intercompany  accounts  and transactions have been eliminated in consolidation.

Cash

The Company considers all highly liquid  instruments  purchased with an original maturity of three months or less to be cash.  The Company  continually  monitors its positions with, and the credit quality of, the financial  institutions  with which it  invests.  As of the  balance  sheet  date,  balances  of cash and cash equivalents exceeded the federally insured limit by approximately $328,550.

Marketing Commissions Receivable

Marketing  commissions  receivable represent amounts due from outside vendors of telecommunication  products and services used by subscribers.  Typically outside vendors pay  commissions  due to the Company  forty five to sixty days after the usage month-end.

An  allowance  for  doubtful  accounts  of  $154,357  at June 30,  2004 has been established by the Company to provide for potential  uncollectible  accounts and is deemed to be adequate by management based on historical results.  The Company had marketing  commissions  revenue from three  customers that generated 25% and
32% of total revenue for the years ended June 30, 2004 and 2003 respectively

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

Goodwill

The excess of the  purchase  price over net assets  acquired by the Company from unrelated  third  parties is recorded as goodwill.  Goodwill  resulted  from the acquisition  of CST. In July 2001,  the  Financial  Accounting  Standards  Board
(FASB) issued  Statement of Financial  Accounting  Standards (SFAS) Nos. 141 and
142,  "Business  Combinations" and "Goodwill and Other Intangible  Assets." SFAS
No. 141 requires all business  combinations  initiated after June 30, 2001 to be accounted  for using the  purchase  method.  Under the guidance of SFAS No. 142, goodwill is no longer subject to  amortization  over its estimated  useful life.
Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test.  There was no  goodwill  recorded as of June
30, 2004 as it was written  off in the  transaction  related to the sale of CST.
See Note 7.

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

Accounts Receivable

At the time the accounts  receivable  are  originated,  the Company  considers a reserve for doubtful accounts based on the creditworthiness of the customer. The provision  for  uncollectible  amounts is  continually  reviewed and adjusted to maintain the allowance at a level  considered  adequate to cover future  losses.
The  allowance is  management's  best estimate of  uncollectible  amounts and is determined based on historical  performance that is tracked by the Company on an ongoing basis.  The losses  ultimately  incurred could differ  materially in the near term from the amounts estimated in determining the allowance. The allowance was $258,107 as of June 30, 2004.

Commissions Payable

Commissions  payable represent amounts due to agents for commissions  related to the usage for which the Company is due  marketing  commissions  revenue from its outside vendors and commissions payable on sales of telecommunications  revenue.
It is the Company's policy to pay commissions to its agents only after receiving commissions due from its outside  vendors.  This policy results in approximately two  months  commission  payable at any point in time.  Commissions  are paid on telecommunications  revenue  usually  within one to two months of generating the telecommunications revenue.

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

Revenue Recognition

Marketing Commissions

Marketing commissions revenue from the sale of long-distance telephone, personal communication devices and marketing products is recognized at the time of sale.

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

Telecommunications long distance phone service revenue is recorded when services are rendered.

Telecommunications  prepaid long distance phone service is initially recorded as deferred  revenue  and is  recognized  as the  prepaid  minutes  are used by the customer.

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

Basic Loss Per Share

The Company  applies the provisions of SFAS No. 128,  "Earnings Per Share".  All dilutive  potential common shares that have an  anti-dilutive  effect on diluted per share amounts have been excluded in determining net income (loss) per share.
Shares issued in the initial  capitalization of the Company have been treated as outstanding since inception.

Advertising Costs

The Company expenses advertising costs as incurred.  Total advertising costs for the years ended June 30, 2004 and 2003 were $106,634 and $151,951, respectively.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued revised SFAS No. 132, "Employers'  Disclosures about  Pensions  and  Other  Postretirement  Benefits".  The  revision  requires additional  annual  disclosures  related to information  describing the types of plan assets,  investment strategy,  measurement dates, plan obligations and cash flows.  The revision  also  required new  quarterly  disclosures  detailing  the components of net periodic  benefit cost  recognized  during the interim period.
The  adoption of this  Standard has not had a material  effect on the  Company's financial statements.

In March 2004,  the FASB approved the consensus  reached on the Emerging  Issues
Task  Force  (EITF)  Issue  No.  03-1,  "The  Meaning  of   Other-Than-Temporary
Impairment and Its  Application to Certain  Investments."  The objective of this
Issue is to provide  guidance for identifying  impaired  investments.  EITF 03-1 also provides new disclosure  requirements for investments that are deemed to be temporarily  impaired.  The accounting provisions of EITF 03-1 are effective for all  reporting  periods  beginning  after June 15,  2004,  while the  disclosure requirements  are effective  only for annual periods ending after June 15, 2004.
The Company has  evaluated  the impact of the adoption of EITF 03-1 and does not believe the impact  will be  significant  to the  Company's  overall  results of operations or financial position.

Reclassifications

Certain  amounts  in  the  2003  consolidated  financial  statements  have  been reclassified to conform to the 2004 presentation.

Note 2 - Basis of Presentation

On October 15, 2001, a  one-for-eight  (1:8)  reverse stock split took place and has been reflected retroactively in these financial statements.

Note 3 - Property and Equipment

Property and equipment consist of the following at June 30, 2004:

Furniture and fixtures ......   $  10,286
Computer equipment ..........     116,714
Equipment ...................      15,266
Leasehold improvements ......     168,064
Software ....................     136,284
                                ---------
                                  446,614
Less accumulated depreciation    (429,767)
                                ---------
                                $  16,847
                                =========

Note 4 - Notes Receivable

American Communications , LLC

As of June 30, 2004, the Company had a recorded note  receivable  outstanding of
$20,000  from  American   Communications,   LLC  (American   Communications)  in
accordance with a $300,000 Promissory Note and Agreement due in October 2004. As
of June 30,  2004,  an  allowance  for  doubtful  accounts  of $20,000  had been established  on this balance due to the  uncertainty  of  collection.  This note bears interest at 12% payable  annually,  is secured by the personal guaranty of the  principals  of American  Communications,  and is in default.  This note was acquired by the Company in October 2002 as part of the  agreement  dated October
17, 2002 with Stanford Venture Capital Holdings,  Inc.  described in more detail in Note 7 Stockholders' Equity.

Note 5 - Acquisition of Intandem

As of June 30, 2004,  the Company had made advances of $454,149 to Intandem.  On
April 1, 2003,  the Company and certain  principals of Intandem  entered into an agreement (Funding Agreement) pursuant to which the Company agreed to provide up to $448,093 in a series of loans to  Intandem.  Effective  February 1, 2004,  by mutual  agreement of the  principals  of Intandem  and the Company,  the Funding
Agreement was terminated and a separate  agreement,  the  Termination of Funding
Agreement and Settlement Agreement (Termination Agreement), was entered into.

The  Termination  Agreement  provided  that the Company  would convert the notes receivable  of  $387,399  into  100% of the  outstanding  stock of  Intandem  in exchange for payments of $10,000 per month for eight months, assumption of up to approximately  $45,000 in liabilities,  cancellation of all employment contracts of the Intandem  principals and cancellation of options to purchase common stock of the Company. As of the date of the Termination  Agreement,  $414,149 had been funded under the Funding Agreement and Termination  Agreement.  Due to questions of  recoverability  of this  amount  and the  remaining  commitments  under  the
Termination  Agreement,  a provision of $494,149 has been taken in the statement of operations.  This provision  represents the $414,149 funding through the date of the Termination Agreement plus an estimate of remaining commitments under the
Termination  Agreement  which  approximated  $80,000 at the time.  Approximately
$60,000  remain in accrued  liabilities as of June 30, 2004 related to estimated futures expenses relating to the Termination Agreement.

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

Note 6 - Receivables Financing Arrangement

The  balance  of  receivables  financing  arrangement  as of  June  30,  2004 is
$308,100.  This represents the amount of marketing commissions  receivables that have been sold under an  Accounts  Receivable  Purchase  Agreement  (Receivables
Purchase Agreement) with a bank. The Receivables Purchase Agreement provides for up to  $1,250,000 in marketing  commissions  receivable to be used as collateral for  advances  under  the  Receivables  Purchase  Agreement  of which 65% of the marketing commissions  receivable balances are available in cash advances to the
Company.  Interest  charges  are 1.3% per  month  on the  marketing  commissions receivable balances used as collateral.  The bank was given a Security Agreement in the  assets  of the  Company  including  any  of  the  Company's  copyrights, trademarks,  patents and mask works as a condition to the  Receivables  Purchase
Agreement.  Facility,  audit  and due  diligence  fees  were paid to the bank of
$15,976. In addition, finder's fees were paid to a party who may be deemed to be a related  party of  $19,337.  Both of these  amounts are being  amortized  into interest  expense over the term of the Receivables  Purchase  Agreement which is one year.  After one year, the  Receivables  Purchase  Agreement is from year to year unless terminated in writing by either party.

Note 7 - Income Taxes

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

The Company's temporary differences result primarily from differing depreciation and amortization periods of certain assets, provision for doubtful accounts, net operating  loss  carryforwards  and the  recognition  of  certain  expenses  for financial  statement  purposes  and  not  for  tax  purposes.  The  Company  has approximately  $3,700,000 of net operating loss  carryforwards,  which expire in varying amounts through 2024, if unused.

The net  current  and  long-term  deferred  tax  assets and  liabilities  in the accompanying balance sheet include the following:

Current deferred tax asset ........   $   185,000
Current deferred tax liability ....          --
Valuation allowance ...............      (185,000)
                                      -----------

   Net current deferred tax asset .   $      --
                                      ===========

Long-term deferred tax asset ......   $ 1,397,000
Long-term deferred tax liability ..          --
Valuation allowance ...............    (1,397,000)
                                      -----------

   Net long-term deferred tax asset   $      --
                                      ===========

Temporary  differences and carryforwards giving rise to a significant portion of deferred tax assets and liabilities are as follows at June 30, 2004:

Current
         Allowance for doubtful accounts    $   185,000
Long-term
         Net operating loss carryforwards     1,389,000
         Property and equipment .........         8,000
         Less valuation allowance .......    (1,582,000)
                                            -----------
                                            $        -
                                            ===========

The  provision  for income taxes  reflected in the  consolidated  statements  of operations is zero, as such there are no separate components.

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to  pre-tax  accounting  net loss  compared  to the income  taxes in the consolidated statements of operations:

                                                              For the Years Ended
                                                                    June 30,
                                                          --------------------------
                                                              2004            2003
                                                          -----------    -----------

Income tax expense (benefit) at the statutory rate ....   $(1,073,739)   $   134,478
State and local income taxes, net of federal income tax      (105,763)        13,246
Change in valuation allowance .........................     1,202,000       (194,000)
Nondeductible expenses ................................         2,727          8,717
Other timing differences, net .........................       (25,225)        37,559
                                                          -----------    -----------

Deferred income tax benefit ...........................   $      --      $      --
                                                          ===========    ===========

Note 8 - Stockholders' Equity (Deficit)

Preferred Stock

As of June 30, 2004, the Company has authorized  20,000,000  shares of preferred stock.  During  fiscal  2003,  the  Company  designated  500,000  shares  as  8%
Convertible Series A.

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

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities,  as defined. The Board has not declared any such dividends.  Because of the cumulative  nature of these dividends,  the Company has accrued dividends as of June 30, 2004 of $68,225.

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

On February  3, 2003,  the  Company  entered  into a letter of intent with David
Stone and Harry  Gorlovezky,  members of  American  Communications,  pursuant to which  Messrs.  Stone and  Gorlovezky  indicated  their  intent to  acquire  the approximate 32% interest in American  Communications  that the Company  acquired from  Standford  Financial  for a cash  consideration  of $22,500.  In addition,
Messrs.  Stone and  Gorlovezky  had a right  until June 10,  2003 to acquire the
$300,000  Promissory  Note  and  Agreement  due in  October  2004 for a price of
$77,500 in cash.  The  $22,500  was  received  and the 32%  interest in American
Communications  was  delivered to Messrs.  Stone and  Gorlovezky.  The option to acquire  the  $300,000  Promissory  Note  and  Agreement  for  $77,500  was  not
exercised,  however a subsequent  agreement  (Subsequent  Agreement) was reached with American  Communications  and Mr. Stone to acquire the $300,000  Promissory
Note and Agreement for $100,000  payable $20,000 per month through July of 2004.
$80,000 of the $100,000 was received.  Because of the remaining  $20,000 was not received in accordance with the terms of the Subsequent  Agreement,  the $80,000 is to be applied to the  principal  and interest due under  $300,000  Promissory
Note and  Agreement.  As of June 30,  2004,  the  Company  had a  recorded  note receivable  outstanding  of  $20,000  in  relation  to the  Promissory  Note and
Agreement.  Also as of this date, an allowance for doubtful  accounts of $20,000 had been established on this balance due to the uncertainty of collection.

In April  2003,  35,000  shares  were  issued  to a new  member  of the Board of
Directors of the Company. The shares were valued at $13,647,  which approximates fair  value,  and are  included  in the 2003  operating  results as  stock-based compensation expense.

Stock for Stock Exchange Agreement

On May 12, 2004,  after approval by the Board of Directors,  the Company entered into a Stock for Stock Exchange Agreement with Jimmy L. Boswell, David G. Lucas,
Reginald W. Einkauf and John D. Miller (collectively the Principals) pursuant to which the  Principals  agreed to  exchange  with the  Company a total of 800,000 shares of the  Company's  common  stock owned by the  Principals  for all of the outstanding  common stock of the  Company's  wholly-owned  subsidiary,  CST, and warrants to purchase  200,000  shares of the  Company's  common stock  effective
February 1, 2004.  The  closing  occurred  on May 21,  2004.  At the closing CST entered  into a Master  Services  Agreement  (MSA) to provide the  Company  with telecommunications rating, billing,  provisioning,  customer care, commissioning and database  management  for a fee.  The MSA is effective  February 1, 2004 and goes for one year periods  unless  terminated by either party at the end of each period with a 30 day notice.

As part of the closing,  CST entered into a new note with a then existing lender representing  approximately  $223,000 in debt.  All  options to purchase  common stock of the Company  issued to CST  employees  were  terminated  except for the option to purchase  200,000 shares of the Company's  common stock owned by Jimmy
L. Boswell which option expired in August 2004 and was  exercisable at $3.68 per share.

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

In conjunction with the Stock for Stock Exchange Agreement,  goodwill with a net
book  value  of  $2,893,029  has  been  written  off.  With   consideration   of
approximately $26,000,  calculated using the Black Scholes method of calculation for the 200,000 warrants, goodwill of $2,893,029 and $168,448 in negative equity that was  assumed by the  Principals,  and the 800,000  shares of the  Company's common stock that was repurchased from the Principals  valued at $.31 per share, the Company  recorded a loss of $2,502,583 on this  transaction that is included in the statement of operations.

Stock Redemption Agreement

     On November 21, 2001, the Company entered into a Stock Redemption Agreement with a  shareholder,  in which the  shareholder  agreed  to sell to the  Company
2,712,501 shares of the Company's common stock, at approximately $.77 per share, which approximated market value, in exchange for potential future commissions of
$2,088,622 on certain  customers,  as defined in the agreement.  The shares were purchased in December 2001. Deferred  commissions payable will be paid out based upon future commissions  earned as defined in the agreement.  The agreement does not guarantee that future  commissions will be earned.  As of June 30, 2004, the remaining balance of deferred commissions payable was $748,546.  The Company has classified  $511,200 as an estimate  of the  current  portion of this  agreement based on historical  commissions.  Had the payments to the  shareholder  for the year ended June 30, 2004 of $526,644  been  recorded  as  marketing  commissions expense  instead of a reduction of deferred  commissions  payable on the balance sheet,  marketing  commissions expense would have been higher by $526,644. We do not anticipate  recording these payments as marketing  commissions expense until sometime in 2006.

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

During the year ended June 30, 2004, the Company granted to an employee, options to purchase  10,000 shares of common stock of the Company.  These options vested
5,000  immediately and 5,000 in one year, were exercisable at $.39 per share and expired in five years.  These options  terminated during the year ended June 30,
2004.

In January 2004, the Board of Directors granted 200,000 options to an officer of the Company. These options vest 100,000 immediately and 25,000 each year for the ensuing four years, are exercisable at $.23 per share and expire in five years.

During the year ended June 30, 2004, a total of 606,000  options were cancelled, of which 450,000 were not issued under the Plan.

During the year ended June 30, 2003, the Board of Directors  granted  options to employees to purchase  281,000 shares of the Company's common stock that vest at varying times between  immediately  and three years,  are exercisable at between
$.36 to $.44 per share and expire five years from date of grant.

In April 2003, the Board of Directors  granted options to purchase 25,000 shares of the Company's common stock to a shareholder of the Company for prior services rendered. These options vest immediately, are exercisable at $.40 per share, and expire five years from date of grant.

In April 2003,  as part of the Funding  Agreement  with  Intandem,  the Board of
Directors  granted to the  principals  of  Intandem  options to  purchase  up to
450,000 shares of the Company's  common stock. The exercise price of the options was $.36 per share and the options  expired in five years.  In conjunction  with the Termination  Agreement,  these options were cancelled  effective February 1,
2004.

In February  2003,  the Board of Directors  granted  options to purchase  25,000 shares of the Company's common stock to a consultant of the Company for services rendered.  These options vest over two year, are  exercisable at $.48 per share, and expire five years from date of grant.

In  December  2002,  April 2003 and June 2003,  the Board of  Directors  granted options to purchase a total of 85,000  shares of the  Company's  common stock to the four independent  directors at that time of the Company as a partial fee for services rendered as independent directors. The options vested immediately,  are exercisable  at between $.38 and $.52 per share and expire in four to five years from date of grant.

The following table presents the activity for options outstanding:

                                               Weighted
                                                Average
                                      Stock    Exercise
                                     Options     Price

Outstanding - June 30, 2002         1,080,000    $3.44
         Granted ..........           866,000     0.38
         Forfeited/canceled           (50,000)    3.55
         Exercised ........              --       --
                                   ----------    -----

Outstanding - June 30, 2003         1,896,000     2.12
         Granted ..........           210,000     0.39
         Forfeited/canceled          (606,000)    0.37
         Exercised ........              --       --
                                   ----------    -----

Outstanding - June 30, 2004         1,500,000    $2.57
                                   ==========    =====

The following table presents the composition of options outstanding and exercisable:

                                            Options Outstanding                                 Options Exercisable
      Range of Exercise Prices            Number           Price*            Life*            Number            Price*
      ------------------------            ------           ------            -----            ------            ------
       $     0.23 - .35                       200,000        .23              4.5                 100,000        .23
       $     0.36 - .39                       150,000        .36              3.8                 150,000        .36
       $     0.40 - .44                        95,000        .42              3.43                 95,000        .42
       $     0.45 - .52                        55,000        .51              3.53                 42,500        .51
       $     3.68                           1,000,000       3.68              .17               1,000,000        3.68
                                       --------------                         ---          --------------

Total - June 30, 2004                       1,500,000       $2.57             1.44              1,387,500  $       2.75
                                       ==============       =====             ====         ==============  ============

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

                                      For the Years Ended
                                           June 30,
                                   --------------------------
                                      2004           2003
                                   -----------   ------------

Net income (loss) - as reported   $(2,787,638)   $   401,407
Net income (loss) - pro forma .   $(2,808,470)   $   265,543

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

Approximate risk free rate                                    6.00%                6.00%
Average expected life                                        5 years              5 years
Dividend yield                                                  0%                   0%
Volatility                                                     54%                  35%
Estimated fair value of total options granted                $20,832              $135,864

Warrants

 The following table presents the activity for warrants outstanding:

                                                              Weighted
                                                               Average
                                         Number of            Exercise
                                         Warrants               Price
                                         --------             ---------

Outstanding - June 30, 2002              600,000                1.00

         Issued                          500,000                 .67
         Forfeited/canceled                   -                    -
         Exercised                            -                    -
                                         --------             ---------

Outstanding - June 30, 2003            1,100,000                 .85
         Issued                          200,000                 .30

         Forfeited/canceled             (100,000)               1.00
         Exercised                            -                    -
                                         --------             ---------

Outstanding - June 30, 2004            1,200,000              $  .75
                                         ========             =========

All of the  outstanding  warrants are  exercisable  and have a weighted  average remaining contractual life of 2.02 years.

Note 9 - Commitments and Contingencies

Operating Leases

The Company leases office space under operating lease  agreements.  Rent expense for these  leases for the years ended June 30,  2004 and 2003 was  approximately
$145,000 and $141,000, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending June 30,
--------------------
   2005                                           $105,091
   2006                                             64,856
   2007                                             66,712
   2008                                              7,413
                                                  --------
                                                  $244,072
                                                  ========

                             COGNIGEN NETWORKS, INC.

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

     In  preparing  our audit for the year ended  June 30,  2004,  our  auditors identified  potential  deficiencies  within our internal control framework which have the potential to result in a material  control  weakness.  These  potential control  deficiencies  relate to the manner in which we process  transactions to record telecommunications revenue and related accounts receivable as our current processes and procedures require substantive manual intervention, estimation and reliance on several  sources of  information  that are not  integrated  with our
accounting   system.   We  are  currently   analyzing  these  potential  control
deficiencies  and  the  actions  needed,  if any,  to  address  these  potential deficiencies.

Item 8B. Other Information.

     On April 13,  2004,  we filed a Current  Report on Form 8-K dated  April 7,
2004, in which we described under Item 5 that Gary L. Cook had replaced David L.
Jackson  as our  Secretary  and  that  David  L.  Jackson  was no  longer a Vice
President or an employee of ours.

     On May 19, 2004, we filed a Current  Report on Form 8-K dated may 18, 2004, that included a news release we issued on May 18, 2003, as an Exhibit under Item
7 and describing the news release under Item 12.

     On June 3, 2004, we filed a Current  Report on Form 8-K dated May 21, 2004, describing the Stock for Stock Exchange  Agreement between us and the Principals of CST under  Item 5 and  filing the Stock for Stock  Exchange  Agreement  as an
Exhibit under Item 7.

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

Item 13.  Exhibit

         Exhibits and Index of Exhibits.
----------------------------------------

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

         2.2                Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G.
                            Lucas, Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2004).

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

         3.5                Articles  of  Amendment  to our  Articles  of  Incorporation  filed  on  October  16,  2002
                            (incorporated  by  reference  to  Exhibit  3.1 to our  Current  Report on Form 8-K filed on
                            November 4, 2002).

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

         10.2               Letter dated December 6, 2002,  from us to eMaxDirect,  LLC  (incorporated  by reference to
                            Exhibit 10 to our Current Report on Form 8-K filed on December 10, 2002).

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

         10.10              Letter  Agreement dated April 19, 2002,  between Cognigen  Networks,  Inc. and Troy D. Carl
                            (incorporated  by  reference to Exhibit  10.11 to our Annual  report on Form 10-KSB for the year ended June 30, 2002).

         10.11              Consulting  Engagement  Agreement  dated  September 9, 2002, by and between us and Combined
                            Telecommunications  Consultancy,  Ltd and letter  dated  September  9, 2003  extending  the
                            Consulting  Engagement  Agreement  (incorporated  by  reference  to  Exhibit  10.11  to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

         10.12              Modified  Supplemental  Consulting  Engagement  letter  dated March 4, 2003  between us and
                            Kevin  Anderson  (incorporated  by reference to our amended  Annual Report on Form 10-KSB/A for the year ended June 30, 2003).

         10.13              Extension of Modified  Supplemental  Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson  Consulting,  Inc.  (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

         10.14              Termination  of  Funding  Agreement  and  Settlement   Agreement  dated  February  5,  2004
                            (incorporated  by reference to Exhibit 10.1 to our Quarterly  Report on Form 10-QSB for the
                            Quarter ended December 31, 2003).

         10.15              Amendment  dated  September 9, 2004,  to  Consulting  Engagement  Agreement  between us and
                            Combined Telecommunications Consultancy, Ltd.

         10.16              Accounts  Receivable  Purchase  Agreement  dated December 26, 2003,  between us and Silicon
                            Valley Bank.

         14.1               Code of Business Conduct and Ethics.

         21                 Subsidiaries

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

Dated:  September 23, 2004

                                          COGNIGEN NETWORKS, INC.

                                          /s/   Thomas S. Smith
                                          --------------------------------------------------------------
                                          Thomas S. Smith, President and Chief Executive Officer

                                          /s/   Gary L. Cook
                                          --------------------------------------------------------------
                                          Gary L. Cook, Senior Vice President of Finance, Treasurer, Secretary, Chief
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

SIGNATURE                                            TITLE                   DATE
---------                                            -----                   ----

/s/ Gary L. Cook                                     Director                September 23, 2004
-----------------------------------------
Gary L. Cook

/s/ David L. Jackson                                 Director                September 23, 2004
-----------------------------------------
David L. Jackson

/s/ Christopher R. Seelbach                          Director                September 23, 2004
-----------------------------------------
Christopher R. Seelbach

/s/ James H. Shapiro                                 Director                September 23, 2004
-----------------------------------------
James H. Shapiro

/s/ Thomas S. Smith
-------------------
Thomas S. Smith                                      Director                September 23, 2004

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

         2.2              Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G.
                          Lucas, Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2004).

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

         3.5              Articles  of  Amendment  to our  Articles  of  Incorporation  filed  on  October  16,  2002
                          (incorporated  by  reference  to  Exhibit  3.1 to our  Current  Report on Form 8-K filed on
                          November 4, 2002).

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

         10.2             Letter dated December 6, 2002,  from us to eMaxDirect,  LLC  (incorporated  by reference to
                          Exhibit 10 to our Current Report on Form 8-K filed on December 10, 2002).

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

         10.10            Letter  Agreement dated April 19, 2002,  between Cognigen  Networks,  Inc. and Troy D. Carl
                          (incorporated  by  reference to Exhibit  10.11 to our Annual  report on Form 10-KSB for the year ended June 30, 2002).

         10.11            Consulting  Engagement  Agreement  dated  September 9, 2002, by and between us and Combined
                          Telecommunications  Consultancy,  Ltd and letter  dated  September  9, 2003  extending  the
                          Consulting  Engagement  Agreement  (incorporated  by  reference  to  Exhibit  10.11  to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

         10.12            Modified  Supplemental  Consulting  Engagement  letter  dated March 4, 2003  between us and
                          Kevin  Anderson  (incorporated  by reference to our amended  Annual Report on Form 10-KSB/A for the year ended June 30, 2003).

         10.13            Extension of Modified  Supplemental  Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson  Consulting,  Inc.  (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

         10.14            Termination  of  Funding  Agreement  and  Settlement   Agreement  dated  February  5,  2004
                          (incorporated  by reference to Exhibit 10.1 to our Quarterly  Report on Form 10-QSB for the
                          Quarter ended December 31, 2003).

         10.15            Amendment  dated  September 9, 2004,  to  Consulting  Engagement  Agreement  between us and
                          Combined Telecommunications Consultancy, Ltd.

         10.16            Accounts  Receivable  Purchase  Agreement  dated December 26, 2003,  between us and Silicon
                          Valley Bank.

         14.1             Code of Business Conduct and Ethics.

         21               Subsidiaries

        31.3              Certification of Chief Executive Officer required by Rule 13a-14(a).

        31.4              Certification of Chief Financial Officer required by Rule 13a-14(a).

         32.1             Certification  of Chief  Executive  Officer  required by Section 906 of the  Sarbanes-Oxley
                          Act of 2002.

         32.2             Certification  of Chief  Financial  Officer  required by Section 906 of the  Sarbanes-Oxley
                          Act of 2002.