Form 10KSB/A
period 2004-06-30
COGNIGEN NETWORKS INC
filed 2004-10-25
CIK 726293

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
6405 218th Street, SW, Suite 305
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

     State issuer's revenue for its most recent fiscal year: $10,735,099

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
     Item 1.  Description of Business*
     Item 2.  Description of Property*
     Item 3.  Legal Proceedings*
     Item 4.  Submission of Matters to a Vote of Security Holders*

     PART II
     Item 5.  Market for Common Equity and Related Stockholder Matters*
     Item 6.  Management's Discussion and Analysis or Plan of Operation*
     Item 7.  Financial Statements*
     Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure*
     Item 8A. Controls and Procedures*
     Item 8B. Other Information*

     PART III  1
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

     * The  information  required by Items 1 through 8 and Item 13 was set forth in our Annual Report on Form 10-KSB that was filed on September 22, 2004.

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

                  Name and Position                                     Age                Director Since
                  -----------------                                     ---                --------------
         Thomas S. Smith                                                 62                     2004
         President, Chief Executive Officer and Director
         Gary L. Cook                                                    46                     2003
         Senior Vice President, Chief Financial Officer,
         Secretary, Treasurer and Director
         David L. Jackson                                                66                     1995
         Director
         Christopher R. Seelbach (1)(2)                                  65                     2001
         Director
         James H. Shapiro (1)(2)                                         66                     2002
         Director

Thomas  S.  Smith  has  been one of our  directors  since  January  2004 and our
President and Chief Executive Officer since December 2003. From April 2003 until
December 31, 2003,  Mr. Smith was a shareholder  of Jones & Keller,  P.C.;  from
August 2000 until April 2003,  he was a partner of and then of counsel to Dorsey
& Whitney,  LLP;  from  September  1996 until August 2000,  he was a director of
Smith McCullough, P.C.; from 1972 until August 1996, he was a director of Hopper and Kanouff, P.C. During all of his law firm experience,  he practiced corporate and  securities  law. He graduated  from Duke  University  and the University of
North Carolina Law School.

Gary L. Cook has been one of our directors  since June 2003, our Secretary since
April 2004, and our Senior Vice President, Chief Financial Officer and Treasurer
since March 2003.  Mr. Cook was one of our  directors  from  October  2002 until
March 2003. From June 2002 to March 2003, Mr. Cook was an independent  financial consultant.  From  February  1998 to June 2002,  Mr. Cook was the  Secretary and
Treasurer of eVision  International,  Inc., which has no significant  operations and formerly was a holding company,  and was Chief Financial  Officer of eVision
International,  Inc. from September  1998 to June 2002.  From 1998 to June 2002,
Mr.  Cook was Chief  Financial  Officer,  Treasurer  and a Director  of American
Frontier   Financial   Corporation,   a  wholly  owned   subsidiary  of  eVision
International, Inc. American Frontier Financial Corporation filed for Bankruptcy in October 2001. The bankruptcy filing was dismissed in April 2002. From 1994 to
1996,  Mr.  Cook  was  principal  of a small  business  venture  in which he had majority ownership, and from 1982 to 1994, he was an auditor with KPMG, LLP. Mr.
Cook also is a director of Global Med Technologies, Inc. Mr. Cook graduated from
Brigham Young University.

David L. Jackson has been one of our directors  since February 1995, and was our
Senior Vice President of Corporate and Public Affairs or our Vice President from
August 1999 to April 2004,  our  Secretary  from August 1999 to April 2004,  our
Treasurer from August 1999 to July 2000, our President and Chairman of the Board
from 1996 to August 1999, our Vice President from 1995 to 1996 and our President and the Chairman of the Board from 1990 to 1992. From August 1999 to March 2002,
Mr.   Jackson   was   a   director   and   the   Secretary   of   Inter-American
Telecommunications  Holding Corporation,  the net assets of which we acquired in
August 1999.  Mr.  Jackson has been a licensed  real estate broker in California since 1991. Mr. Jackson  graduated from Northwest  Nazarene  University and from the  University  of Denver,  College of Law.  Mr.  Jackson is an  arbitrator  in dispute  resolution  of  commercial  and  labor  law.  He was on the  roster  of arbitrators  of the Federal  Mediation  and  Conciliation  Service of the United
States Government from March 1994 to October 2002.

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

(1)  Member of our Audit Committee and member of our Compensation Committee.

(2)  Christopher R. Seelbach has been determined by our Board of Directors to be the financial  expert on our Audit  Committee.  Christopher R. Seelbach and
     James H. Shapiro are  independent  within the meaning of Rules  4200(a)(15)
     and 4350(d) of The NASDAQ Stock Market.

                               EXECUTIVE OFFICERS

     Our  executive  officers are Thomas S. Smith and Gary L. Cook,  information pertaining to them is set forth under  Current  Directors  above.  Our executive officers  are elected  annually at the first  meeting of the Board of  Directors held after each annual meeting of shareholders. Each executive officer will hold office until his or her successor  duly is elected and  qualified,  until his or her death or  resignation  or until he or she  shall be  removed  in the  manner provided by our bylaws.

     There are no arrangements or  understandings  between any executive officer and any other  person  pursuant to which any person was selected as an executive officer.

                                   CONSULTANT

     Kevin E.  Anderson is not one of our  executive  officers  but makes and is expected to make a significant  contribution to our business.  Mr. Anderson, who is 53, has been a consultant to us and our Board of Directors  since August 1999 and the founder and  President  of Cognigen  Corporation  and Kevin E.  Anderson
Consulting, Inc. Mr. Anderson graduated from the University of California at Los
Angeles.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities  Exchange Act of 1934 requires our officers and directors and persons who  beneficially own more than 10% of our outstanding common stock to file reports of beneficial  ownership  with the  Securities  and
Exchange Commission and to furnish us with copies of the reports.

     Based  solely on a review of the  Forms 3, 4 and 5 and  amendments  thereto furnished to us during our fiscal year ended June 30, 2004, the persons who were either one of our directors or officers or who beneficially  owned more than 10%
of our common  stock who failed to file on a timely  basis  reports  required by
Section 16(a) of the Securities Exchange Act of 1934 were Kevin E. Anderson, the
Anderson Family Trust and Peter Tilyou, as trustee of the Anderson Family Trust, all of whom may have failed to file their  respective  Forms 4 or Forms 5 during our fiscal year ended June 30, 2004.

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
2004.

                           Summary Compensation Table
                           --------------------------

                                                                                               Long Term
                                                                                              Compensation
                                                      Annual Compensation                        Awards
                                                      -------------------                        ------
                           Fiscal
                            Year                                                                Securities
   Name and Principal       Ended                                           Other Annual        Underlying         All Other
        Position            June 30       Salary ($)        Bonus ($)         Comp ($)         Options (#)     Compensation ($)
        --------            -------       ----------        ---------         --------         -----------     ----------------

Thomas S. Smith              2004          $100,000           -- --          -- -- (a)           200,000             -- --
President and Chief          2003           -- --             -- --          -- -- (a)            -- --              -- --
Executive Officer since      2002           -- --             -- --          -- -- (a)            -- --              -- --
December 2003

Gary L. Cook                 2004          $155,785           -- --            -- --              -- --              -- --
Senior Vice President,       2003          $41,000            -- --          -- -- (e)          $130,000             -- --
Chief Financial Officer,     2002           -- --             -- --            -- --              -- --              -- --
Secretary and Treasurer

Darrell H. Hughes            2004         $  36,944           -- --          $ 4,050(c)           -- --              -- --
President from July 2000     2003         $153,880            -- --         $10,635(c)            -- --              -- --
to October 2003 and          2002         $125,000(b)         -- --         $24,638(c)            -- --              -- --
Chief Executive Officer
from October 1999 to
October 2003

David L. Jackson             2004         $104,576            -- --          $3,000(d)            -- --              -- --
President and Treasurer      2003         $132,096            -- --            -- --              -- --              -- --
until August 20, 1999        2002         $120,000(b)         -- --            -- --              -- --              -- --
and Senior Vice
President of Corporate
and Public Affairs and
Secretary from August
20, 1997 to April 7,
2004.

(a)  Does not  include any  amounts  paid to the law firms with which  Thomas S.
     Smith was  affiliated  during our fiscal years ended June 2004,  2003,  and
     2002.

(b)  We issued to Darrell H. Hughes and David L. Jackson 9,376, and 9,376 shares of our common stock,  respectively,  in lieu of cash, for approximately 20%
     of their salary for the periods ending August 31,  September 15,  September
     30,  October 15,  October 31 and November 15, 2001. The number of shares of our common stock issued was based on a value of $0.64 per share.  The $0.64 per share was the last reported sale price of our common stock on September
     24, 2001.

(c)  The $4,050, $10,635 and $24,638 represent the amounts Darrell H. Hughes was reimbursed  for  items he was  entitled  to under his  original  employment agreement  with us. The  $4,050  consists  of an  automobile  allowance  of
     $1,800,  life insurance  premiums of $450, and medical  insurance of $1,800 after he left us.  The  $10,635  consists  of an  automobile  allowance  of
     $7,200,  life  insurance  premiums  of $1,560 and a  contribution  match of
     $1,875 for his previous  employer's  401(k) plan. The $24,638  represents a contribution match for his previous employer's 401(k) plan of $8,438 and an automobile allowance of $16,200 for 27 months.

(d)  Represents  $1,000 per month in director's fees that were accrued for David
     L.  Jackson  for  April,  May and  June  2004 but were not paid to David L.
     Jackson until after June 2004.

               OPTION INFORMATION PERTAINING TO EXECUTIVE OFFICERS

Option Grants in Last Fiscal Year

     No options to purchase our common stock were granted by us to Gary L. Cook,
Darrell H. Hughes,  or David L.  Jackson  during our last fiscal year ended June
30, 2004.

     The following table sets forth information pertaining to options granted by us to Thomas S. Smith during our last fiscal year ended June 30, 2004.

                               Number of Securities     Percent of Total Options
                                Underlying Options      Granted to Employees in
           Name                       Granted                  Fiscal Year          Exercise or Base Price         Expiration Date
           ----                       -------                  -----------          ----------------------         ---------------

      Thomas S. Smith                 200,000                      95%                       $.23                    01/26/09

     The options granted to Thomas S. Smith became immediately exercisable as to
100,000 shares and become exercisable as to 25,000 shares on each of January 26,
2005, 2006, 2007, and 2008.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     No  options to  purchase  our common  stock  were  exercised  by any of our executive  officers  during our fiscal year ended June 30, 2004.  The  following table provides  information with respect to the unexercised  options to purchase our common stock held by Thomas S. Smith and Gary L. Cook as of June 30, 2004:

                                      Number of Securities
                                     Underlying Unexercised                   Value of Unexercised In-the-Money
                                   Options at Fiscal Year End                    Options at Fiscal Year End
          Name                      Exercisable/Unexercisable                   Exercisable/Unexercisable(1)
          ----                      -------------------------                   ----------------------------

Thomas S. Smith                             100,000 / 0                                 $ 0 / $ 0 (1)

Gary L. Cook                                130,000 / 0                                 $ 0 / $ 0 (1)

(1)  The closing  price per share on June 30,  2004 was lower than the  exercise price.

                            COMPENSATION OF DIRECTORS

     Our  directors  were  reimbursed  for  reasonable  out of  pocket  expenses incurred  related to Board duties  assigned in connection  with attending  board meetings.  The  non-employee  directors are  compensated at a rate of $1,000 per month and $500 per day per  meeting  attended  in  person  and are paid $100 per month for serving as chairman of one of our committees.

     For the period from April 1, 2004 to June 30, 2004, we accrued for David L.
Jackson $3,000 in directors' fees.

     For the period  from July 1, 2003 to June 30,  2004,  we paid to or accrued for Mr.  Seelbach  $14,200 in directors' fees and for serving on our committees.
We also paid Mr. Seelbach $211 and $224, respectively, in commissions during our fiscal years ended June 30, 2004 and 2003.

     For the period of time from July 1, 2003, through June 30, 2004, we paid to or accrued for James H. Shapiro  $13,000 in  directors'  fees and for serving on our committees.

                              EMPLOYMENT AGREEMENTS

     We have no employment  agreements with anyone and have no compensation plan or arrangement required to be reported hereunder for such persons.

                              CONSULTING AGREEMENTS

     In March  2003,  we  entered  into a  consulting  agreement  with  Kevin E.
Anderson    Consulting,    Inc.    to   provide    expanded    consulting    and
technical/administrative services. Under the consulting agreement, we paid Kevin
E. Anderson  Consulting,  Inc.  $4,000 per month  commencing in January 2003 and paid approximately  $700 per month of expenses  associated with his Internet T-1 connection.

     Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

                           PRINCIPAL SHAREHOLDERS AND
                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of October 22, 2004, the number of shares of our  outstanding  common  stock  beneficially  owned  by each of our  current directors,  sets  forth the  number of shares of our  outstanding  common  stock beneficially  owned by all of our current executive  officers and directors as a group, and sets forth the number of shares of our outstanding common stock owned by each person who owned of record, or was known to own beneficially,  more than five percent of the outstanding shares of our common stock:

                                             Amount and Nature of Beneficial
             Name and Address                          Ownership(1)                Percent of Class
             ----------------                          ------------                ----------------

Thomas S. Smith                                         400,000(2)                       3.4%
9800 Mt. Pyramid Court
Suite 400
Englewood, CO  80112

Gary L. Cook                                            430,000(3)                       4.8%
9800 Mt. Pyramid Court
Suite 400
Englewood, CO  80112

David L. Jackson                                         283,642                         3.2%
P.O. Box 1443
Lafayette, CA 94549

Christopher R. Seelbach                                 40,000(4)                    Less than 1%
44 Woodcrest Avenue
Short Hills, NJ  07078

James H. Shapiro                                        25,188(5)                    Less than 1%
5424 Sand Point Way, N.E.
Seattle, WA 98105

All current executive officers and                     1,178,830(6)                     12.6%
directors as a group (5 persons)

Cognigen Corporation                                    25,250(7)                    Less than 1%
2608 Second Avenue, Suite 555
Seattle, WA 98121

Anderson Family Trust                                1,158,505(7)(8)                    13.2%
2608 Second Avenue, Suite 555
Seattle, WA 98120

Kevin E. Anderson                                    1,158,505(7)(8)                    13.2%
827 Union Pacific Blvd. PMB 71-374
Laredo, TX  78045-9452

Peter Tilyou                                         1,158,505(9)(10)                   13.2%
2608 Second Avenue, Suite 555
Seattle, WA 98121

(1)  Except  as  indicated  below,  each  person  has  sole  and  voting  and/or investment power over the shares listed.

(2)  Includes 100,000 shares underlying a presently exercisable option. Does not include  100,000 shares that underlie an option that is not yet exercisable as to the 100,000 shares.

(3)  Includes 130,000 shares underlying two presently exercisable options.

(4)  Includes 25,000 shares underlying presently exercisable options.

(5)  Includes 25,000 shares underlying presently exercisable options.

(6)  Includes the 280,000 shares  underlying the presently  exercisable  options specified in footnotes (2) through (5) above.

(7)  Kevin E.  Anderson and members of his family are the  beneficiaries  of the
     Anderson Family Trust , which owns  approximately  98.9% of the outstanding common  stock of  Cognigen  Corporation.  Mr.  Anderson  may be  deemed  to beneficially  own the  25,250  shares of the  common  stock  that  Cognigen
     Corporation may be deemed to beneficially own.

(8)  Kevin E.  Anderson and members of his family are the  beneficiaries  of the
     Anderson Family Trust.  Kevin E. Anderson may be deemed to beneficially own the shares of the owned by the Anderson Family Trust.

(9)  Includes  the  shares  owned by the  Anderson  Family  Trust  and  Cognigen
     Corporation,  all of which may be deemed to be beneficially  owned by Peter
     Tilyou.  Mr.  Tilyou  is the sole  trustee,  but not a  beneficiary  of the
     Anderson Family Trust.

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

                            Equity Compensation Plans

------------------------------------ ---------------------- ---------------------------- ----------------------------
Plan category                        Number of securities   Weighted-average exercise    Number of securities
                                     to be issued upon      price of outstanding         remaining available for
                                     exercise of            options, warrants and        future issuance under
                                     outstanding options,   rights                       equity compensation plans
                                     warrants and rights                                 (excluding securities
                                     (a)                                                 reflected in column (a)
                                                                                          (c))
                                                            (b)

Equity compensation plans approved
by security holders                         475,000                    $0.33                       150,000

Equity compensation plans not
approved by security holders
                                           2,225,000                   $2.06                          -

Total                                      2,700,000                   $1.76                       150,000

     A  description  of the  options and  warrants  issued  without  shareholder approval is contained in Note 8 - Stockholder's Equity (deficit) - Stock Options and Warrants - contained in our Notes to Consolidated  Financial Statements that were filed as a part of Item 7 of our 10-KSB that was previously filed.

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
Anderson,  the rights to become the up-line for our current accounts and thereby be entitled to commissions,  fees and bonuses on our current customer  accounts, with a commission not to exceed 12% which commission was limited by various caps through  December 31,  2002.  The amount of  commissions,  fees and bonuses that
Cantara Communications  Corporation is entitled to is totally dependent upon the commissions that we generate from new and repeat sales of services and products.
In addition, as a part of the transaction,  our agreement with Kevin E. Anderson
Consulting,  Inc., pursuant to which we paid Kevin E. Anderson Consulting,  Inc.
consulting  fees of $14,583 per month,  was  cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000.00 per month to provide up to 20 hours  telecommuting  consulting  services to us per month.  Also, under a separate  consulting  agreement  we have  paid and will  pay  Kevin E.  Anderson
Consulting,   Inc,   an   additional   amount  for   expanded   consulting   and
technical/administrative  services.  For the years  ended June 30, 2004 and June
30, 2003 we paid  Cantara  Communications  Corporation  $526,644 and $535,402 in
commissions,  respectively,  and paid Kevin E. Anderson  Consulting Inc. $48,000 and $70,000,  respectively. For the years ended June 30, 2004 and June 30, 2003, we also paid members of Kevin E. Anderson's  family $50,164 and $43,703 in agent commissions, respectively.

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

     The  Termination  Agreement  provided  that  we  would  convert  the  notes receivable  of the $387,399  into 100% of the  outstanding  stock of Intandem in exchange for payments of $10,000 per month for eight months, assumption of up to approximately  $45,000 in liabilities,  cancellation of all employment contracts of the Intandem  principals,  and cancellation of options to purchase our common stock.  As of the date of the  Termination  Agreement,  $414,149 had been funded under the Funding  Agreement.  Due to questions of recoverability of this amount and the remaining  commitments under the Termination  Agreement,  a provision of
$494,149  has  been  taken  in  the  statement  of  operations.  This  provision represents the $414,149  funding through the date of the  Termination  Agreement plus an estimate of remaining commitments under the Termination Agreement, which approximated  $80,000  at the time.  Approximately  $60,000  remains  in accrued liabilities as of June 30, 2004,  related to estimated future expenses  relating to the Termination Agreement.

Consulting Arrangements with Combined Telecommunications  Consultancy,  Ltd. and
Commission Payments to Telkiosk, Inc.

     We also have an agreement  with  Combined  Telecommunications  Consultancy,
Ltd. ("CTC"), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC is to receive a percentage  of a  transaction  if CTC  introduces a transaction  to us and is paid a consulting  fee of $150 per hour for  providing consulting services to us. During the fiscal years ending June 30, 2004 and June
30, 2003, we paid CTC $64,722 and $19,981  respectively,  in consulting fees and
$19,337 and $ -0-  ,respectively,  in transaction  fees.  The foregoing  amounts include  up to $5,000  that we  reimbursed  CTC for  expenses  CTC  incurred  in performing services on our behalf.

     In conjunction  with the  transaction  with  InTandem,  CTC was to be paid, under its consulting  agreement with us, a commission that was being  negotiated with us. In October 2004,  we agreed with CTC that $20,000 of a  combination  of stock  and  cash  was  owed  by  us to  CTC  in  connection  with  the  Intandem transaction.  However,  because  we bought  Intandem,  CTC  agreed to waive this commission.

     Peter Tilyou also owns  Telkiosk,  Inc.,  which was paid $1,244 and $840 in agent  commissions  for our fiscal  years ended June 30, 2004 and June 30, 2003, respectively.

Sale of Cognigen Switching Technologies, Inc.

     On May 12, 2004, after approval by the Board of Directors,  we entered into a Stock for Stock  Exchange  Agreement  with Jimmy L.  Boswell,  David G. Lucas,
Reginald W. Einkauf and John D. Miller (collectively the Principals) pursuant to which the Principals agreed to exchange with us a total of 800,000 shares of our common stock,  owned by the Principals,  for all of the outstanding common stock of our wholly-owned subsidiary, Cognigen Switching Technologies, Inc. (CST), and warrants  to  purchase  200,000  shares of our common  stock at $.3015 per share effective February 1, 2004. The closing occurred on May 21, 2004. At the closing
CST  entered  into  a  Master  Services  Agreement  (MSA)  to  provide  us  with telecommunications rating, billing,  provisioning,  customer care, commissioning and database  management  for a fee. The MSA is effective  February 1, 2004, and goes for one-year  periods unless  terminated by either party at the end of each period with a 30-day notice.

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

Payments to Law Firms with which Thomas S. Smith was Associated

     During our fiscal years ended June 30, 2004 and 2003, we paid the law firms with which Thomas S. Smith,  our  President  and Chief  Executive  Officer,  was
associated $116,968 and $257,987,  respectively, for legal services performed by those firms for us.

Item 13.  Exhibits  (Incorporated  by Reference to Item 13 to our 10-KSB for the
year ended June 30, 2004)

Item 14.  Principal Accountant Fees and Services

Audit Fees

     The aggregate  fees billed for  professional  services  rendered by Erhardt
Keefe Steiner & Hottman, P.C., our independent public accountants, for the audit of our  financial  statements  for our fiscal years ended June 30, 2004 and 2003 and the review of the  financial  statements in our Forms 10-QSB for such fiscal years were $49,200 and $53,600, respectively.

Audit-Related Fees

     The  aggregate  fees billed in each of our last two fiscal years ended June
30, 2004 and 2003 by Erhardt  Keefe  Steiner & Hottman,  P.C. for  assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $13,566 and $19,175, respectively.

Tax Fees

     The  aggregate  fees  billed for tax  services  rendered  by Erhardt  Keefe
Steiner & Hottman, P.C. for tax compliance, tax advice, tax planning for the two fiscal years ended June 30, 2004 and 2003, were $9,071 and $1,625, respectively.

All Other Fees

     No services were rendered by Erhardt Keefe Steiner & Hottman,  P.C.,  other than as listed above, for the two fiscal years ended June 30, 2003 and 2004.

     The audit  committee  is  requested  to and did  approve the  retention  of
Erhardt  Keefe  Steiner  &  Hottman,  P.C.  and the fees and  other  significant compensation  paid to Erhardt Keefe Steiner & Hottman,  P.C. for the fiscal year ended June 30, 2004.

     100% of the services described above were approved by our audit committee.

                                   SIGNATURES

     In accordance  with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized.

Dated: October 25, 2004

                                       COGNIGEN NETWORKS, INC.

                                       /s/ Thomas S. Smith
                                       ------------------------------------
                                       Thomas S. Smith, President and Chief
                                       Executive Officer

                                       /s/ Gary L. Cook
                                       --------------------------------------
                                       Gary L. Cook, Senior Vice President of
                                       Finance, Secretary, Treasurer, Chief
                                       Financial Officer and Principal
                                       Accounting Officer

     In  accordance  with the Exchange  Act,  this report has been signed by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                   DATE

/s/ Gary L. Cook                         Director           October 25, 2004
---------------------------
Gary L. Cook

/s/ David L. Jackson                     Director           October 25, 2004
---------------------------
David L. Jackson

/s/ Christopher R. Seelbach              Director           October 25, 2004
---------------------------
Christopher R. Seelbach

/s/ James H. Shapiro                     Director           October 25, 2004
---------------------------
James H. Shapiro

/s/ Thomas S. Smith                      Director           October 25, 2004
---------------------------
Thomas S. Smith