Form 10QSB
period 2004-09-30
COGNIGEN NETWORKS INC
filed 2004-11-05
CIK 726293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004
                                               ------------------

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

                         6405 218th Street SW, Suite 305
                           Mountlake Terrace, WA 98043
                    (Address of principal executive offices)

                                 (425) 329-2300
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
subject to such filing requirements for the past 90 days.   Yes  X    No
                                                               -----    ----

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

                                         Outstanding at
                 Class                  October 30, 2004
------------------------------   -------------------------

Common Stock, $.001 par value                  8,753,972
                                 -----------------------

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X
                                                                            --------

                                  COGNIGEN NETWORKS, INC.

                              Commission File Number: 0-11730
                              Quarter Ended September 30, 2004

                                        FORM 10-QSB

Part I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

   Unaudited Consolidated Statements of Operations

   Consolidated Balance Sheets

   Unaudited Consolidated Statement of Changes in Stockholders' Deficit

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

  Item 6.    Exhibits and Reports on Form 8-K

Signatures

                                  COGNIGEN NETWORKS, INC.

                      Unaudited Consolidated Statements of Operations

                               Part I - Financial Information

Item 1. Financial Statements

                                               Three Months Ended
                                                  September 30,
                                               2004           2003
                                             Unaudited     Unaudited
          Revenue
            Marketing commissions           $1,246,221     $1,495,454
            Telecommunications               1,498,623      1,223,242
            Other                                   --          7,376
                                            ----------     ----------
             Total revenue                   2,744,844      2,726,072
                                            ----------     ----------

          Operating expenses
            Marketing commissions              854,056      1,002,483
            Telecommunications                 860,635        703,430
            Selling, general and
             administrative                    767,500      1,179,319
            Depreciation and amortization        5,023         23,236
                                            ----------     ----------
             Total operating expenses        2,487,214      2,908,468
                                            ----------     ----------

          Income (loss) from operations        257,630       (182,396)
          Interest expense                     (13,268)       (10,504)
                                            ----------     ----------
          Income (loss) before income
          taxes                                244,362       (192,900)

          Income taxes                              -              -
                                            ----------     ----------
          Net income (loss)                    244,362       (192,900)

          Preferred dividends                  (10,000)       (10,000)
                                            ----------     ----------

          Net income (loss) attributable
          to common shareholders            $  234,362     $ (202,900)
                                            ==========     ==========

          Income (loss) per common share-
            basic and diluted               $      .03      $    (.02)
                                            ==========      =========

          Weighted average number of
           common shares outstanding -
           basic and diluted                 8,753,972      9,553,972
                                            ==========      =========

           See notes to unaudited consolidated financial statements.

                                Consolidated Balance Sheets

                                                           September 30,      June 30,
                                                               2004            2004
                                                            -----------     -----------
                                                            Unaudited
                                         Assets
Current assets
  Cash                                                      $   132,177     $   213,611
  Accounts receivable, net                                      498,621         481,092
  Commissions receivable, net                                   782,974         773,168
  Inventory                                                      13,639          15,543
  Other current assets                                           50,400          52,210
                                                            -----------     -----------
      Total current assets                                    1,477,811       1,535,624
                                                            -----------     -----------

Non-current assets
  Property, plant and equipment, net                             17,314          16,847
  Deposits and other assets                                      85,937          60,424
                                                            -----------     -----------
      Total non-current assets                                  103,251          77,271
                                                            -----------     -----------

Total assets                                                $ 1,581,062     $ 1,612,895
                                                            ===========     ===========

                         Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable                                          $   645,813     $   670,416
  Accrued liabilities                                           344,544         444,098
  Commissions payable                                           812,407         811,729
  Current portion of deferred commissions                       511,200         511,200
  Receivables financing arrangement                             270,725         308,100
  Other current liabilities                                       9,532           1,638
                                                            -----------     -----------
      Total current liabilities                               2,594,221       2,747,181

Deferred commissions less current portion                       114,799         237,346
Other long-term liabilities, including accrued dividends         77,703          68,391
                                                            -----------     -----------
      Total liabilities                                       2,786,723       3,052,918
                                                            -----------     -----------

Stockholders' deficit
  Preferred stock no par value, 20,000,000 shares
   authorized, 500,000 shares issued and outstanding,
   $1.00 per share liquidation preference                       450,000         450,000
  Common stock $.001 par value, 300,000,000 shares
   authorized; 8,753,972 issued and outstanding as of
   September 30, 2004 and June 30, 2004                           8,754           8,754
  Additional paid-in capital                                 11,954,331      11,954,331
  Accumulated deficit                                       (13,618,746)    (13,853,108)
                                                            -----------     -----------
      Total stockholder's deficit                            (1,205,661)     (1,440,023)
                                                            -----------     -----------
Total liabilities and stockholders' deficit                 $ 1,581,062     $ 1,612,895
                                                            ===========     ===========

           See notes to unaudited consolidated financial statements.

           Unaudited Consolidated Statements of Changes in Stockholders' Deficit
                                     September 30, 2004

                                   Preferred Stock           Common Stock       Additional                      Total
                                ---------------------   ---------------------    Paid-in     Accumulated    Stockholders'
                                 Shares      Amount      Shares      Amount      Capital       Deficit         Deficit
                                ---------   ---------   ---------   ---------   -----------  ------------    -----------
Balances at July 1, 2004          500,000   $ 450,000   8,753,972   $   8,754   $11,954,331  $(13,853,108)   $(1,440,023)

Net income                             -           -           -           -           -          244,362        244,362

Dividends on preferred stock           -           -           -           -           -          (10,000)       (10,000)
                                ---------   ---------   ---------   ---------   ---------    ------------    -----------

Balances at September 30, 2004    500,000   $ 450,000   8,753,972   $   8,754   $11,954,331  $(13,618,746)   $(1,205,661)
                                =========   =========   =========   =========   ===========  ============    ===========

           See notes to unaudited consolidated financial statements.

                      Unaudited Consolidated Statements of Cash Flows

                                                                Three Months Ended
                                                                   September 30,
                                                            ---------------------------
                                                               2004             2003
                                                            ----------      -----------
                                                             Unaudited       Unaudited

Cash flows from operating activities
  Net income (loss)                                         $  244,362      $ (192,900)
                                                            ----------      -----------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Depreciation and amortization                                  5,023         23,236
   Bad debt expense                                              15,960          7,868
   Other                                                            --           3,035
  Changes in assets and liabilities:
     Accounts receivable                                       (33,489)       (185,864)
     Commissions receivable, net                                (9,806)        (22,970)
     Inventory                                                   1,904           5,436
     Deposits and other assets                                 (23,703)          7,522
     Accounts payable                                          (24,603)        126,326
     Commissions payable                                           678         202,921
     Accrued liabilities                                       (99,554)         95,925
     Other current liabilities                                   7,894          (1,646)
     Other                                                        (688)             --
                                                            ----------      ----------
                                                              (160,384)        261,789
                                                            ----------      ----------
      Net cash provided by operations                           83,978          68,889
                                                            ----------      ----------

Cash flows from investing activities
  Capital expenditures                                          (5,490)         (4,019)
  Increase in notes receivable                                      --        (146,647)
                                                            ----------      ----------
      Net cash used in investing activities                     (5,490)       (150,666)
                                                            ----------      ----------

Cash flows from financing activities
  Payments on deferred commissions                            (122,547)       (132,029)
  Decrease in receivables financing arrangement                (37,375)             -
  Payment on notes payable                                          -          (25,000)
                                                            ----------      ----------
      Net cash used in financing activities                   (159,922)       (157,029)
                                                            ----------      ----------

Net decrease in cash and cash equivalents                      (81,434)       (238,806)

Cash and cash equivalents-beginning of period                  213,611         412,992
                                                            ----------      ----------

Cash and cash equivalents-end of period                     $  132,177      $  174,186
                                                            ==========      ==========

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

     Cash payments for interest  expense during the three months ended September
     30, 2004 and 2003 were $13,268 and $25,000, respectively.

     The Company  accrued  dividends on Preferred  Stock during the three months ended September 30, 2004 and 2003 of $10,000 and $10,000, respectively.

           See notes to unaudited consolidated financial statements.

                                  COGNIGEN NETWORKS, INC.

                    Notes to Unaudited Consolidated Financial Statements
                                     September 30, 2004

Note 1 - Description of Business

Cognigen Networks,  Inc. (the Company) was incorporated in May 1983 in the State of Colorado to engage in the  cellular  radio and  broadcasting  business and to engage in any other lawful activity  permitted under Colorado law. In June 1988, the Company changed its name to Silverthorne  Production Company  (Silverthorne)
and  commenced  operations in the oil and gas industry.  These  operations  were discontinued in 1989.  Between 1989 and 1999,  Silverthorne  attempted to locate acquisition prospects and negotiate an acquisition. Silverthorne's pursuit of an acquisition did not materialize until August,  1999, with the acquisition of the assets of Inter-American  Telecommunications  Holding Corporation (ITHC),  which was accounted for as a reverse  acquisition.  The surviving  entity  changed its name to Cognigen Networks, Inc. on July 12, 2000.

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

Note 2 - Summary of Significant Accounting Policies

The  accompanying  consolidated  financial  statements  include the  accounts of
Cognigen Networks,  Inc. and its subsidiaries,  Cognigen Switching Technologies,
Inc. (CST) through January 31, 2004 and Intandem Communications Corp. (Intandem)
since February 1, 2004. See Note 8 regarding  information  regarding the sale of
CST and Note 4 for  information  on  Intandem.  All  intercompany  accounts  and
transactions  have  been  eliminated  in   consolidation.   In  the  opinion  of
management,  all adjustments,  consisting only of normal recurring  adjustments, have been made to (a) the unaudited  consolidated  statements of operations  for the three  months  ended  September  30,  2004 and 2003,  respectively,  (b) the unaudited  consolidated  balance  sheet  as of  September  30,  2004 and (c) the unaudited  consolidated  statements  of cash  flows for the three  months  ended
September  30,  2004 and  2003,  respectively,  in  order to make the  financial statements not misleading.

The Company has not  recorded a provision  for income taxes for the three months ended  September 30, 2004. The Company has net operating loss  carryforwards  to offset taxable income in this period.

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial information.  Accordingly, they do not include all the information and footnotes  required by generally  accepted  accounting  principles for financial statements. For further information, refer to the audited consolidated financial statements  and notes thereto for the year ended June 30, 2004,  included in the
Company's  Annual Report on Form 10-KSB filed with the  Securities  and Exchange
Commission.

The preparation of the consolidated  financial statements requires management to make estimates and  assumptions  that affect the reported  amounts of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during the reporting period.

The results for the three months ended September 30, 2004 may not necessarily be indicative of the results for the fiscal year ending June 30, 2005.

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a stockholder,  in which the stockholder agreed to sell to the Company 2,712,501 shares of the Company's  common stock, at  approximately  $.77 per share,  which approximated  market value,  in exchange for  potential  future  commissions  of
$2,088,622 on certain  customers,  as defined in the agreement.  The shares were purchased  in December  2001.  Deferred  commissions  payable are being paid out based upon  commissions  earned as defined in the agreement.  The agreement does not guarantee  that  commissions  will be earned.  As of September 30, 2004, the remaining balance of deferred commissions payable was $625,999.  The Company has classified  $511,200 as an estimate  of the  current  portion of this  agreement based on historical commissions.  After the $625,999 of deferred commissions has been earned and paid to the stockholder, commissions will continue to be paid to the stockholder and recorded as marketing  commissions  expense in the statement of operations. Had the payments of $122,547 for the three months ended September
30, 2004 been recorded as marketing  commissions  expense instead of a reduction of deferred  commissions  payable on the balance  sheet,  marketing  commissions expense  would have been higher by  $122,547.  The Company  does not  anticipate recording these payments as marketing  commissions expense until sometime in the year ending June 30, 2006.

Certain   amounts  in  prior   consolidated   financial   statements  have  been
reclassified to conform to the current presentation.

Note 3 -Note Receivable

As of September 30, 2004, the Company has a note receivable  outstanding  with a net book value of zero from  American  Communications,  LLC  (formerly  known as
American Internet Communications,  LLC) in accordance with a $300,000 Promissory
Note and Agreement due in October 2004, originally recorded on the balance sheet at $77,500.  This note bears interest at 12% payable annually, is secured by the personal  guaranty of the  principals  of American  Communications,  and was due
October 4, 2004.  This note was  acquired by the Company in October 2002 as part of the agreement  dated October 17, 2002 with Stanford  Financial Group Company,
Inc.  (Stanford  Financial)  described  in more detail in Note 6,  Stockholders'
Deficit.  The Company  agreed to payment on the note of $100,000  plus $2,000 in attorneys' fees as full  satisfaction of the note, if paid by July 2004. All but
$20,000  was paid by the due date which put the  agreement  in  default  and the
$80,000  received was applied to interest on the original note and the remaining balance of approximately  $320,000  remains due and in default.  The Company has filed a lawsuit against  American  Communications  and the two guarantors of the note to attempt to collect the remaining balance due.

Note 4 - Acquisition of Intandem

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

The  Termination  Agreement  provided  that  the  Company  would  convert  notes receivable  outstanding  at the time of  $387,399  into 100% of the  outstanding stock of  Intandem  in  exchange  for  payments  of $10,000  per month for eight months,  assumption of up to approximately $45,000 in liabilities,  cancellation of all  employment  contracts of the Intandem  principals  and  cancellation  of options to purchase  common  stock of the  Company.  As of  September  30, 2004,
$474,149 had been funded under the Funding Agreement and Termination  Agreement.
Due to questions of recoverability of this amount and the remaining  commitments under the  Termination  Agreement,  a  provision  of  $494,149  was taken in the statement of operations in the year ended June 30, 2004.

In conjunction with the transaction with InTandem,  a consultant was to be paid, under its  consulting  agreement with the Company,  a commission  that was being negotiated with the Company.  In October 2004, the Company and consultant agreed that $20,000 of a  combination  of stock and cash was owed by the Company to the consultant  in connection  with the Intandem  transaction.  However,  because we bought Intandem, the consultant agreed to waive this commission.

Note 5 -Receivables Financing Arrangement

The balance of  receivables  financing  arrangement  as of September 30, 2004 is
$270,725.  This  represents the amount of commissions  receivable that have been sold under an  Accounts  Receivable  Purchase  Agreement  (Receivables  Purchase
Agreement) with a bank. The Receivables  Purchase  Agreement  provides for up to
$1,250,000 in commissions receivable to be used as collateral for advances under the Receivables  Purchase Agreement, of which 65% of the commissions  receivable balances are  available in cash  advances to the Company.  Interest  charges are
1.3% per month on the commissions receivable balances used as collateral.

Note 6 -Stockholders' Deficit

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

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities, as defined. The Company accrued for dividends of $10,000 and $10,000 for the three months ended September 30, 2004 and 2003, respectively.

As part of the  agreement  dated  October 17,  2002  discussed  above,  Stanford
Financial  agreed to transfer to the  Company,  an  approximate  32% interest in
Miami based American Communications,  a private company, in exchange for 400,000 shares of the Company's  common  stock,  two-year  warrants to purchase  150,000 shares of the Company's  common stock at an exercise price of $.50 per share and five-year  warrants to purchase  350,000 shares of the Company's common stock at an exercise price of $.75 per share.  This transaction was completed on February
5, 2003 and the warrants were issued.  The two-year warrants to purchase 150,000 shares expired unexercised in October 2004.

On February  3, 2003,  the  Company  entered  into a letter of intent with David
Stone and Harry  Gorlovezky,  members of  American  Communications,  pursuant to which  Messrs.  Stone and  Gorlovezky  indicated  their  intent to purchase  the approximate 32% interest in American  Communications  that the Company  acquired from  Stanford  Financial  for a cash  consideration  of $22,500.  In  addition,
Messrs. Stone and Gorlovezky had the right, until June 10, 2003, to purchase the
$300,000  Promissory Note and Agreement due in October 2004 for a purchase price of $77,500 in cash.  The $22,500 was  received  and the 32% interest in American
Communications  was  delivered to Messrs.  Stone and  Gorlovezky.  The option to purchase the $300,000  Promissory  Note and  Agreement was not exercised and the
Company  agreed to accept  $100,000  plus  $2,000  in  attorney's  fees for full satisfaction of the Promissory Note if paid by July 2004. See Note 3.

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

During the three months ended  September 30, 2004,  the Company did not grant to any employee, options to purchase shares of common stock of the Company.

As of September 30, 2004, the number of stock options outstanding under the Plan was 475,000.

As of September 30, 2004, the number of stock options  outstanding not under any plan was 25,000.  1,000,000  options  exercisable  at $3.68 per share expired in
August 2004.

As of September 30, 2004,  there were 1,200,000  warrants  outstanding that were exercisable into shares of common stock of the Company. In October 2004, 150,000 of these warrants that were exercisable at $.75 per share expired unexercised.

Note 8 - Stock for Stock Exchange Agreement

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

In conjunction with the Stock for Stock Exchange Agreement,  goodwill with a net book value of $2,893,029 was written off. With  consideration  of  approximately
$26,000,  calculated  using the Black  Scholes  method  of  calculation  for the
200,000  warrants,  goodwill of $2,893,029 and $168,448 in negative  equity that was assumed by the  Principals,  and the 800,000 shares of the Company's  common stock that were  repurchased  from the Principals  valued at $.31 per share, the
Company  recorded a loss of $2,502,583 on this  transaction that was included in the statement of operations for the year ended June 30, 2004.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Cognigen Networks, Inc. (we) is an Internet and relationship enabled marketer of long distance telephone and personal communications services. We earn revenue in two ways.  First, we earn  commissions  revenue from a number of outside vendors whom we  represent  on our agent web sites and sell their  products and services via contractual agreements.  Second, we earn telecommunications  revenue through sales of our own proprietary products and services through our agent web sites.

We made a major  strategic  transition  in our business  profile and delivery of products  and  services  over the past  sixteen  months.  In  addition  to being historically successful at representing and selling the services and products of outside  vendors,  we are now selling  multiple  branded  products  and services whereby the customer and account are owned by us. We refer to these products and services as our proprietary  products and services.  The most significant impact of this strategic transition is that by billing our owned customer accounts,  we generated  approximately  five to  seven  times  as  much  revenue  compared  to commission revenue we receive from vendors.

Through the acquisition of multiple state licenses,  billing  capability and new distribution  channels,  we can grow  revenue,  maintain  closer  contact to our customers,  and control  bottom line  retention  and  contribution  to a greater degree.

We had net income of $244,362  for the three months  ended  September  30, 2004.
This net income in large part was derived from our actions taken during the past nine  months  to  reduce  costs  and  to  diversify  our  product  line.  We are undertaking other initiatives aimed at providing our agents with more attractive and  competitive  product  offerings,  improving  our  proprietary  products and services, and expanding our vendor relationships.

Three Months Ended  September 30, 2004 Compared to Three Months Ended  September
30, 2003

Total  revenue for the three  months  ended  September  30, 2004 was  $2,744,844 compared to $2,726,072 for 2003.  Marketing  commissions  revenue was $1,246,221 for 2004 compared to $1,495,454 for the prior year.  Telecommunications  revenue was $1,498,623 for 2004 as compared to $1,223,242 for the prior year.

Marketing  commissions  revenue for 2004 decreased $249,233 from that of 2003 or
17%.  This  decrease  reflects a trend that began in our first quarter of fiscal
2003 and  continued  into fiscal 2004. We believe this trend was in large part a result  of the lack of new  product  opportunities  for our  agents,  inadequate customer service and partly from our strategic transition  previously explained.
We have entered into agreements to market  additional and new products that were and remain very consumer  desirable.  We have also emphasized  customer  service reducing  our  response  time to  customer  inquiries  and  order  verification.
Marketing  additional  and new products and better  customer  service has helped stabilize marketing commissions revenue.

Telecommunications revenue increased $275,381 for 2004 compared to 2003, or 23%.
This increase  resulted from a net increase in  telecommunications  revenue from new proprietary  products and services being sold. Our proprietary customer base
increased  by  approximately   15,000  customers.   A  large  portion  of  those
proprietary customers are small business or dedicated customers who have entered into  service  contracts  with us for  usually  one to two year  periods and who represent  higher  months  usage than most  residential  customers.  Part of the decrease in proprietary  products and services  resulted from our sale of CST to its principals  effective  February 1, 2004. As part of the sale, CST maintained approximately $70,000 in monthly telecommunications  revenue,  approximately 50%
from a conferencing  product it switches through its facilities based switch and another  50%  from a  customer  base  which  receives  no new  customers  but is primarily a billing service based customer.

Marketing commissions expense decreased from $1,002,483 for 2003 to $854,056 for
2004, a decrease of $148,427 or 15%. This decrease correlates to the decrease in marketing commissions revenue explained above. Had the payments to a shareholder described in Note 2 to the  Consolidated  Financial  Statements been recorded as marketing  commissions  expense  instead of a reduction of deferred  commissions payable on the balance  sheet,  marketing  commissions  expense  would have been higher by $122,547.  We do not anticipate  recording these payments as marketing commissions expense until sometime in the year ending June 30, 2006.

Telecommunications expense increased from $703,430 for 2003 to $860,635 for 2004 or an increase  of 157,205 or 22%.  This  increase is  primarily a result of our strategic  transition  to sell more  proprietary  products and  services.  These products and  services  include  those  generated  through our Intandem  created relations which are paid at higher commission rates than those paid on marketing commissions revenue.

Selling,  general  and  administrative  expenses  decreased  $411,819  for  2004 compared to 2003, or 35%.  This  decrease is largely  attributed to decreases in consulting, legal and accounting fees of $163,263, salaries and related benefits of $151,294, advertising of $31,024, and travel expenses of $23,361 In addition, net decreases of between $70,000 to $80,000 occurred because of the sale of CST.
The net decreases from the CST transaction  were from the reduction in salaries, benefits and other  operating  expenses offset by fees paid to CST under the MSA agreement.

The decrease in depreciation  and  amortization of $18,213 results from the sale of CST previously explained.

Interest  expense  for  2004 of  $13,268  is  consistent  with  that for 2003 of
$10,504.

Liquidity and Capital Resources

We have  historically  funded our operations  primarily from sales of securities and  operations.  As of September 30, 2004 we had cash and cash  equivalents  of
$132,177 and negative working capital of $1,230,747. Cash provided by operations during the three  months  ended  September  30, 2004 was  $83,978.  Cash used in financing activities of $159,922 included the payment of deferred commissions of
$122,547 and a decrease in the receivables financing arrangement of $37,375.

We have a balance  outstanding under a receivables  financing  arrangement as of
September  30,  2004 of  $270,725.  This  represents  the  amount  of  marketing commissions receivable that have been sold under an Accounts Receivable Purchase
Agreement (Receivables Purchase Agreement) with a bank. The Receivables Purchase
Agreement provides for up to $1,250,000 in marketing  commissions  receivable to be used as collateral for advances under the Receivables  Purchase  Agreement of which 65%, of the  marketing  commissions  receivable  balances are available in cash  advances  to the  Company.  Interest  charges  are 1.3%,  per month on the marketing  commissions  receivable balances used as collateral.  After one year, the  Receivables  Purchase  Agreement is from year to year unless  terminated in writing  by  either  party.  The  Company  is in  compliance  with the terms and conditions of the Receivables Purchase Agreement.

Cash  flows  generated  from  operations  and  from  our  receivables  financing arrangement  were  sufficient to meet our working capital  requirements  for the three months ended  September  30, 2004,  but may not be  sufficient to meet our working capital requirements for the foreseeable future or provide for expansion
opportunities.   Currently,   we  are  slowly  reducing  our  average   balances
outstanding under our receivables financing  arrangement.  We have reduced costs and expenses by reducing personnel, reducing or eliminating unwarranted expenses and have sold CST, our former subsidiary,  which all combined have increased our cash flows in excess of $50,000 per month.  We are looking at various  financing and equity  opportunities to provide additional working capital or for expansion opportunities and continue to identify costs and expenses that can be reduced or eliminated.  There can be no assurance we will be able to secure additional debt or equity financing,  that we will be able to reduce or eliminate more costs and expenses or that cash flows from operations  will produce  adequate cash flow to enable  us to meet  all of our  future  obligations  or to be  able  to  expand.
However,  we believe that we will be  successful  in producing  sufficient  cash flows from all  collective  sources  to  continue  for at least the next  twelve months.

Forward Looking Statements

Certain of the information  discussed herein,  and in particular in this section entitled  "Management's  Discussion and Analysis or Plan of Operation," contains forward  looking  statements  that involve  risks and  uncertainties  that might adversely  affect our  operating  results in the future in a material  way. Such risks and uncertainties include,  without limitation,  our possible inability to become  certified  as a reseller  in all  jurisdictions  in which we apply,  the possibility that our proprietary  customer base will not grow as we expect,  our possible  inability  to  obtain  additional  financing,  the  possible  lack  of producing  agent  growth,  our  possible  lack of revenue  growth,  our possible inability to add new products and services that generate  increased  sales,  our possible lack of cash flows, our possible loss of key personnel, the possibility of telecommunication rate changes, and technological changes and the possibility of increased competition. Many of these risks are beyond our control. We are not entitled to rely on the safe harbor  provisions of Section 27A of the Securities
Act of 1933, as amended,  or Section 21E of the Securities  Exchange Act of 1934
as amended, when making forward-looking statements.

Item 3.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and Chief  Financial  Officer,  we  evaluated  the effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  (as defined in Rule 13a-14(e)  under the Securities  Exchange Act of
1934) as of September 30, 2004. Based upon that evaluation,  our Chief Executive
Officer and Chief Financial Officer concluded that, our disclosure  controls and procedures  are effective in timely  alerting  them to the material  information relating to us and our consolidated  subsidiaries required to be included in our periodic filings with the Securities and Exchange Commission.

In preparing our audit for the year ended June 30, 2004, our auditors identified potential  deficiencies  within our internal  control  framework  which have the potential to result in a material  control  weakness.  These  potential  control deficiencies  relate to the  manner in which we process  transactions  to record telecommunications  revenue  and  related  accounts  receivable  as our  current processes and procedures require substantive manual intervention, estimation and reliance on several  sources of  information  that are not  integrated  with our accounting  system. We continue to analyze these potential control  deficiencies and the actions needed, if any, to address these potential deficiencies.

(b)   Changes in internal controls.

There were no  significant  changes  made in our  internal  controls  during the period covered by this report or, to our knowledge,  in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                Part II - Other Information

Item 1.  Legal Proceedings

In  September  2004,  we filed a lawsuit  against  American  Communications  LLC
(American Communications), David Stone (Stone) and Harry Gorlovesky (Gorlovesky)
in the Circuit Court of the Twentieth  Judicial  Circuit in and for Dade County,
Florida. In our complaint, we allege (1) that American Communications breached a settlement  agreement  by not making all of the  $100,000 of  payments  required thereunder  to payoff a promissory  note and  agreement  for  $300,000  that was assigned  to and is owed  to us and we  demanded  judgment  of  $334,119  on the promissory  note and agreement  plus interest from May 10, 2004: (2) that we are owed $81,000 for a dishonored  check of $20,000  written as the last payment due under the settlement agreement and (3) that Stone and Gorlovesky  guaranteed the promissory  note and agreement and must pay the amount due under the  promissory note and agreement plus our attorneys  fees,  cost and expenses in collecting on the  promissory  note and  agreement.  American  Communications  and  Stone  and
Gorlovesky  have filed  answers  denying the claims in our complaint and setting forth certain affirmative defenses which we have denied.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
           31.1   Certification  of President and Chief Executive  Officer  required by Rule
                  13a-14(a)
           31.2   Certification of Chief Financial Officer required by Rule 13a-14(a)
           32.1   Certification  of  President  and  Chief  Executive  Officer  required  by
                  Section 906 of the Sarbanes-Oxley Act of 2002
           32.2   Certification  of Chief Financial  Officer  required by Section 906 of the
                  Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

           On September 23, 2004,  we filed a Current  Report on form 8-K,  dated  September
           21, 2004.  Under Item 2, we stated that we had issued a news  release  announcing our  audited  financial  results  for the  year  ended  June 30,  2004.  the news release was included as an exhibit under Item 9.

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Thomas S. Smith                             Date: November 5, 2004
    -----------------------------
    Thomas S. Smith
    President and Chief Executive
    Officer

By: /s/ Gary L. Cook                                Date: November 5, 2004
    ----------------------
    Gary L. Cook
    Chief Financial Officer

                                       EXHIBIT INDEX

31.1  Certification of President and Chief Executive Officer required by Rule 13a-14(a)
31.2  Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1  Certification  of President and Chief Executive  Officer  required by Section
       906 of the Sarbanes-Oxley Act of 2002
32.2  Certification  of Chief  Financial  Officer  required  by Section  906 of the
       Sarbanes- Oxley Act of 2002