Form 10QSB/A
period 2004-09-30
COGNIGEN NETWORKS INC
filed 2004-11-12
CIK 726293

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

Liquidity and Capital Resources

We have  historically  funded our operations  primarily from sales of securities and  operations.  As of September 30, 2004 we had cash and cash  equivalents  of
$132,177 and negative working capital of $1,116,410. Cash provided by operations during the three  months  ended  September  30, 2004 was  $83,978.  Cash used in financing activities of $159,922 included the payment of deferred commissions of
$122,547 and a decrease in the receivables financing arrangement of $37,375.

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

COGNIGEN NETWORKS, INC.

By: /s/ Thomas S. Smith                             Date: November 12, 2004
    -----------------------------
    Thomas S. Smith
    President and Chief Executive Officer

By: /s/ Gary L. Cook                                Date: November 12, 2004
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