Form 10KSB/A
period 2004-06-30
COGNIGEN NETWORKS INC
filed 2004-12-01
CIK 726293

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
(Address of principal                              (Zip Code)
executive offices)

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
   Item 10.  Executive Compensation*
   Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters
   Item 12.  Certain Relationships and Related Transactions
   Item 13.  Exhibits and Reports on Form 8-K*
   Item 14.  Principal Accountant Fees and Services*

* The information required by Items 1 through 8 and Item 13 was set forth in our
Annual  Report on Form  10-KSB  that was  filed on  September  22,  2004 and the information  required by Items 10 and 14 was set forth in our Annual Report on Form 10-KSB/A that was filed on October 25, 2004.

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

            Name and Position                    Age        Director Since
            -----------------                    ---        --------------
      Thomas S. Smith                            62              2004
      President, Chief Executive Officer
      and Director

      Gary L. Cook                               46              2003
      Senior Vice President, Chief
      Financial Officer, Secretary,
      Treasurer and Director

      David L. Jackson                           66              1995
      Director

      Christopher R. Seelbach (1)(2)             65              2001
      Director

      James H. Shapiro (1)                       66              2002
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

     Based  solely on a review of the  Forms 3, 4 and 5 and  amendments  thereto furnished to us during our fiscal year ended June 30, 2004, the persons who were either one of our directors or officers or who beneficially  owned more than 10%
of our common  stock who failed to file on a timely  basis  reports  required by
Section 16(a) of the Securities Exchange Act of 1934 were Kevin E. Anderson, the
Anderson Family Trust and Peter Tilyou, as trustee of the Anderson Family Trust, all of whom may have failed to file their  respective  Forms 4 or Forms 5 during our fiscal year ended June 30, 2004, and Stanford Venture Capital Holdings, Inc.
and Stanford Financial Group Company,  Inc., which may have failed to file their respective  Forms 3, Forms 4, or Forms 5 during  our fiscal  year ended June 30,
2004.

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

                                    Amount and Nature
                                     of Beneficial
Name and Address                      Ownership(1)            Percent of Class
----------------                      ------------            ----------------

Thomas S. Smith                          400,000(2)                     3.4%
9800 Mt. Pyramid Court
Suite 400
Englewood, CO  80112

Gary L. Cook                             430,000(3)                     4.8%
9800 Mt. Pyramid Court
Suite 400
Englewood, CO  80112

David L. Jackson                         283,649                        3.2%
P.O. Box 1443
Lafayette, CA 94549

Christopher R. Seelbach                   40,000(4)                Less than 1%
44 Woodcrest Avenue
Short Hills, NJ  07078

James H. Shapiro                          25,188(5)                Less than 1%
20223 92nd Avenue West
Edmonds, WA  98020

All current executive officers         1,178,830(6)                    12.6%
and directors as a group (5
persons)

Cognigen Corporation                      25,250(7)                Less than 1%
2608 Second Avenue, Suite 108
Seattle, WA 98121

Anderson Family Trust                  1,158,505(7)(8)                 13.2%
2608 Second Avenue, Suite 108
Seattle, WA 98120

Kevin E. Anderson                      1,158,505(7)(8)                 13.2%
2608 Second Avenue, Suite 108
Seattle, WA 98120

Peter Tilyou                           1,158,505(9)(10)                13.2%
2608 Second Avenue, Suite 555
Seattle, WA 98121

Stanford Venture Capital               1,075,000(11)                   11.5%
Holdings, Inc.
5050 Westheimer
Houston, TX  77056

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

(8)  Kevin E.  Anderson and members of his family are the  beneficiaries  of the
     Anderson Family Trust.  Kevin E. Anderson may be deemed to beneficially own the shares owned by the Anderson Family Trust.

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

(11) Includes  500,000  shares  issuable upon  conversion of our 8%  Convertible
     Preferred  Stock.   Also,   includes  400,000  shares  and  175,000  shares
     underlying presently exercisable warrants owned by Stanford Financial Group
     Company,  Inc.  which has the same  address  as  Stanford  Venture  Capital
     Holdings,  Inc. The  information  pertaining  to these shares is based on a joint Schedule 13G filed by Stanford  Venture  Capital  Holdings,  Inc. and
     Stanford Financial Group Company, Inc. and our records.

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

                            Equity Compensation Plans
--------------------------------------------------------------------------------
Plan category            Number of       Weighted-average    Number of
                         securities to   exercise price of   securities
                         be issued upon  outstanding         remaining
                         exercise of     options, warrants   available for
                         outstanding     and rights (b)      future issuance
                         options,                            under equity
                         warrants and                        compensation
                         rights (a)                          plans (excluding
                                                             securities
                                                             reflected in
                                                             column (a) (c))
--------------------------------------------------------------------------------

Equity compensation
plans approved by            475,000            $0.33             150,000
security holders
--------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders            2,225,000           $2.06                -
--------------------------------------------------------------------------------

Total                       2,700,000           $1.76             150,000
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

Transactions with Stanford Venture Capital Holdings,  Inc and Stanford Financial
Group Company, Inc.

     On October 17, 2002 we issued  500,000  shares of 8%  Convertible  Series A
Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc. for
$500,000. Each share of the Preferred Stock is convertible, at the option of the holder,  into one share of our common stock for a period of five years.  At that time,  the  Preferred  Stock is  automatically  converted to common  stock.  The
Preferred Stock does not have voting rights and has a liquidation  preference of
$1.00 per share.  In conjunction  with the issuance of the Preferred  Stock,  we paid $30,000 in cash and issued  64,516  shares of our common  stock,  valued at
$20,000, to a third-party consultant as a finder's fee.

     Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per share,  are payable in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities,  as defined. We have accrued dividends of $10,000 per quarter on the
Preferred Stock.

     As part of the agreement dated October 17, 2002, discussed above,  Stanford
Financial  Group  Company,  Inc.  agreed to  transfer to us an  approximate  32%
interest in Miami based American Communications,  a private company, in exchange for 400,000 shares of our common stock,  two-year  warrants to purchase  150,000 shares of our common stock at an exercise  price of $.50 per share and five-year warrants to purchase  350,000 shares of our common stock at an exercise price of
$.75 per share.  This  transaction  was  completed on February 5, 2003,  and the warrants were issued.  Of the warrants to purchase  150,000 shares,  warrants to purchase  75,000 shares were issued to principals  of Stanford  Financial  Group
Company,  Inc. Of the warrants to purchase 400,000 shares,  warrants to purchase
175,000  shares were issue to principals of Stanford  Financial  Group  Company,
Inc. The two-year  warrants to purchase  150,000 shares  expired  unexercised in
October 2004.

     On  February 3, 2003,  we entered  into a letter of intent with David Stone and Harry  Gorlovezky,  members of  American  Communications,  pursuant to which
Messrs.  Stone and Gorlovezky indicated their intent to purchase the approximate
32% interest in American Communications that we acquired from Stanford Financial
Group, Inc. for a cash consideration of $22,500. In addition,  Messrs. Stone and
Gorlovezky  had the  right,  until  June 10,  2003,  to  purchase  the  $300,000
Promissory  Note and  Agreement  due in  October  2004 for a  purchase  price of
$77,500 in cash.  The  $22,500  was  received  and the 32%  interest in American
Communications  was  delivered to Messrs.  Stone and  Gorlovezky.  The option to purchase the $300,000  Promissory  Note and  Agreement  was not exercised and we agreed to accept $100,000 plus $2,000 in attorney's  fees for full  satisfaction of the Promissory Note if paid by July 2004. All but $20,000 was paid by the due date which put the settlement  agreement in default and the $80,000 received was applied  to  interest  on  the  original  note  and  the  remaining  balance  of approximately  $320,000  remains  due and in  default.  We have  filed a lawsuit against American Communications and the two guarantors of the note to attempt to collect the remaining balance due.

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

     We also have an agreement  with  Combined  Telecommunications  Consultancy,
Ltd. (CTC),  of which slightly less than 35% is owned by Peter Tilyou,  pursuant to which CTC is to receive a percentage  of a  transaction  if CTC  introduces a transaction  to us and is paid a consulting  fee of $150 per hour for  providing consulting services to us. During the fiscal years ending June 30, 2004 and June
30, 2003, we paid CTC $64,722 and $19,981  respectively,  in consulting fees and
$19,337 and $ -0-  ,respectively,  in transaction  fees.  The foregoing  amounts include  up to $5,000  that we  reimbursed  CTC for  expenses  CTC  incurred  in performing services on our behalf.

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

Dated: November 29, 2004

                                    COGNIGEN NETWORKS, INC.

                                    /s/ Thomas S. Smith
                                    ------------------------------------
                                    Thomas S. Smith, President and Chief Operating Officer

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

SIGNATURE                          TITLE             DATE

/s/ Gary L. Cook                    Director          November 29, 2004
------------------------
Gary L. Cook

                                    Director
------------------------------
David L. Jackson

/s/ Christopher R. Seelbach         Director          November 29, 2004
------------------------------
Christopher R. Seelbach

/s/ James H. Shapiro                Director          November 29, 2004
------------------------------
James H. Shapiro

/s/ Thomas S. Smith                 Director          November 29, 2004
------------------------------
Thomas S. Smith