Form 10KSB/A
period 2004-06-30
COGNIGEN NETWORKS INC
filed 2005-01-18
CIK 726293

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

                               Commission file number 0-11730

                                  COGNIGEN NETWORKS, INC.
                       (Name of small business issuer in its charter)

COLORADO                                           84-1089377
--------                                           ----------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or                                Identification No.)
organization)

6405 218th Street, SW, Suite 305                   98043
                                                   -----
Mountlake Terrace, Washington                      (Zip Code)
-----------------------------
(Address of principal
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

                            Documents Incorporated by Reference

                                            None

      Transitional Small Business Disclosure Format   Yes    __         No   |X|
                                                                             ---

================================================================================

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
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8-K
Item 14.  Principal Accountant Fees and Services

*The  information required by Items 1 through 8 was set forth in our Annual
Report on Form 10-KSB that was filed on September 22, 2004.

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

            Name and Position                    Age        Director Since
            -----------------                    ---        --------------
      Thomas S. Smith                            62              2004
      President, Chief Executive Officer
      and Director
      Gary L. Cook                               46              2003
      Senior Vice President, Chief
      Financial Officer, Secretary,
      Treasurer and Director
      David L. Jackson (3)                       66              1995
      Director
      Christopher R. Seelbach (1)(4)             65              2001
      Director
      Robert B. Segal (1)(2)                     60              2004
      Director
      James H. Shapiro (3)(4)                    66              2002
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

Robert B. Segal has been one of our directors  since December 2004.  Since 1989,
Mr. Segal has been Chief  Executive  Officer of Segal & Co. and Segal  Holdings,
Inc.  From 2000 to 2004 Mr.  Segal  served as board  chairman and CEO of Oceanic
Digital  Communications.  From 1975 to 1989 Mr. Segal was managing  director and head of  corporate  finance for the  Mid-Atlantic  region for Smith Barney & Co.
From 1969 to 1974,  Mr. Segal was corporate  vice president and a shareholder of
Hornblower & Weeks-Hemphill, Noyes. Mr. Segal is a graduate of the University of
Manitoba and received an MBA from the Harvard Business School.

James H. Shapiro has been one of our directors  since  October 2002.  Since 1995
Mr. Shapiro has been the Chief Executive Officer of Windermere Services Company,
a company that provides real estate  services.  Mr.  Shapiro  graduated from the
University of Washington.

(1)  Member of our Audit Committee.

(2)  Robert B. Segal has been  determined  by our Board of  Directors  to be the financial expert on our Audit Committee.

(3)  Member of our Compensation Committee.

(4)  Christopher  R.  Seelbach,  Robert  B.  Segal  and  James  H.  Shapiro  are
     independent  within the  meaning of Rules  4200(a)(15)  and  4350(d) of the
     NASDAQ Stock Market.

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
and Stanford Financial Group Company,  Inc., which may have failed to file their respective  Forms 3, Forms 4, or Forms 5 during  our fiscal  year ended June 30,
2004. Mohammed I. Marafie and Al Nour International  Holding Co. may have failed to file their  respective  Forms 3,  Forms 4 or Forms 5 during  our fiscal  year ended June 30, 2004.

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

                                 Summary Compensation Table
                                 --------------------------

                                                                Long Term
                                                               Compensation
                                  Annual Compensation             Awards
                                  -------------------             ------
                  Fiscal
    Name and      Year                                Other     Securities     All Other
   Principal      Ended                            Annual Comp  Underlying    Compensation
    Position      June 30  Salary ($)   Bonus ($)      ($)      Options (#)       ($)
    --------      -------  ----------   ---------  -----------  -----------   ------------
Thomas S. Smith    2004     $100,000      -- --     -- -- (a)     200,000       -- --
President and      2003       -- --       -- --     -- -- (a)      -- --        -- --
Chief Executive    2002       -- --       -- --     -- -- (a)      -- --        -- --
Officer since
December 2003

Gary L. Cook       2004     $155,785      -- --     -- --          -- --        -- --
Senior Vice        2003      $41,000      -- --     -- --        $130,000       -- --
President, Chief   2002       -- --       -- --     -- --          -- --        -- --
Financial
Officer,
Secretary and
Treasurer

Darrell H. Hughes  2004      $  36,944    -- --     $ 4,050(c)      -- --        -- --
President from     2003      $153,880     -- --     $10,635(c)      -- --        -- --
July 2000 to       2002      $125,000(b)  -- --     $24,638(c)      -- --        -- --
October 2003 and
Chief Executive
Officer from
October 1999 to
October 2003

David L. Jackson   2004      $104,576     -- --     $ 3,000(d)      -- --        -- --
President and      2003      $132,096     -- --      -- --          -- --        -- --
Treasurer until    2002                   -- --      -- --          -- --        -- --
August 20, 1999              $120,000(b)
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

                       Number of      Percent of Total
                       Securities      Options Granted
                       Underlying      to Employees in   Exercise or Base
       Name          Options Granted     Fiscal Year           Price        Expiration Date
       ----          ---------------     -----------           -----        ---------------
  Thomas S. Smith        200,000             95%               $.23            01/26/09

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

                           PRINCIPAL SHAREHOLDERS AND
                      SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of December 6, 2004, the number of shares of our  outstanding  common  stock  beneficially  owned  by each of our  current directors,  sets  forth the  number of shares of our  outstanding  common  stock beneficially  owned by all of our current executive  officers and directors as a group, and sets forth the number of shares of our outstanding common stock owned by each person who owned of record, or was known to own beneficially,  more than five percent of the outstanding shares of our common stock:

                                    Amount and Nature
                                      of Beneficial
         Name and Address              Ownership(1)            Percent of Class
         ----------------             ------------             ----------------

Thomas S. Smith                         400,000(2)                    3.4%
9800 Mt. Pyramid Court
Suite 400
Englewood, CO  80112

Gary L. Cook                            430,000(3)                    4.8%
9800 Mt. Pyramid Court
Suite 400
Englewood, CO  80112

David L. Jackson                        283,649                       3.2%
P.O. Box 1443
Lafayette, CA 94549

Christopher R. Seelbach                  40,000(4)                Less than 1%
44 Woodcrest Avenue
Short Hills, NJ  07078

Robert B. Segal                             -0-                       0.0%
996 Haverstraw Road
Suffern, NY  10901

James H. Shapiro                         25,188(5)                Less than 1%
20223 92nd  Avenue West
Edmonds, WA  98026

All current executive officers        1,178,830(6)                  12.6%
and directors as a group (5
persons)

Cognigen Corporation                     25,250(7)                Less than 1%
2608 Second Avenue, Suite 108
Seattle, WA 98121

Anderson Family Trust                 1,158,505(7)(8)                13.2%
2608 Second Avenue, Suite 555
Seattle, WA 98120

Kevin E. Anderson                     1,158,505(7)(8)                13.2%
827 Union Pacific Boulevard
PMB 71-374
Laredo, TX  78045-9452

Peter Tilyou                          1,158,505(9)(10)               13.2%
2608 Second Avenue, Suite 555
Seattle, WA 98121

Stanford Venture Capital              1,075,000(11)                  11.5%
Holdings, Inc.
5050 Westheimer
Houston, TX  77056

Mohammed I. Marafie                   1,550,621(12)                  16.8%
P.O. Box 104
Safat 13002 Kuwait

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

(12) Our shareholder  records indicate that Mohammed Ibrahim Marafi owns 148,686 shares of our common stock, that Mohammed I. Marafie owns 250,000 shares of our common  stock and that Al Nour  International  Holding Co. owns 651,935 shares of our common stock.  We are also aware that Mohammed I. Marafie and
     Al Nour  International  Holding Co. each own  warrants to purchase  250,000 shares of our common  stock they are  exercisable  at $1.00 per share until
     October  29,  2005.  We are also  aware  that  Mohammed  I.  Marafie is the
     Chairman and the  Managing  Director of Al Nour  International  Holding Co.
     However,  neither Mohammed Ibrahim Marafi,  Mohammed I. Marafie nor Al Nour
     International Holding Co. have filed a Schedule 13D or any Forms 3, 4, or 5 with the United States Securities and Exchange Commission. Therefore we are
     unable to  determine  what number of our shares are  beneficially  owned by such persons.  However,  if they are all beneficially  owned by Mohammed I.
     Marafie,  he will be deemed to  beneficially  own 16.8% of our  outstanding common stock.

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

     The  Termination  Agreement  provided  that  we  would  convert  the  notes receivable  of the $387,399  into 100% of the  outstanding  stock of Intandem in exchange for payments of $10,000 per month for eight months, assumption of up to approximately  $45,000 in liabilities,  cancellation of all employment contracts of the Intandem  principals,  and cancellation of options to purchase our common stock.  As of the date of the  Termination  Agreement,  $414,149 had been funded under the Funding  Agreement.  Due to questions of recoverability of this amount and the remaining  commitments under the Termination  Agreement,  a provision of
$494,149  has  been  taken  in  the  statement  of  operations.  This  provision represents the $414,149  funding through the date of the  Termination  Agreement plus an estimate of remaining commitments under the Termination Agreement, which approximated  $80,000  at the time.  Approximately  $60,000  remains  in accrued liabilities as of June 30, 2004,  related to estimated future expenses  relating to  the  Termination  Agreement.  We  have  now  made  all  payments  under  the
Termination Agreement.

Consulting Arrangements with Combined Telecommunications  Consultancy,  Ltd. and
Commission Payments to Telkiosk, Inc.

     We also have an agreement  with  Combined  Telecommunications  Consultancy,
Ltd. ("CTC"), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC is to receive a percentage  of a  transaction  if CTC  introduces a transaction  to us and is paid a consulting  fee of $150 per hour for  providing consulting services to us. During the fiscal years ending June 30, 2004 and June
30, 2003, we paid CTC $64,722 and $19,981,  respectively, in consulting fees and
$19,337 and $ -0-,  respectively,  in transaction  fees.  The foregoing  amounts include  up to $5,000  that we  reimbursed  CTC for  expenses  CTC  incurred  in performing services on our behalf.

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

     Peter  Tilyou  also  owns  approximately  30% of the  outstanding  stock of
Telkiosk,  Inc.  which was paid  $1,244  and $840 in agent  commissions  for our fiscal years ended June 30, 2004 and June 30, 2003, respectively.

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

2.2  Stock for Stock Exchange Agreement dated May 12, 2004 by and among Jimmy L.
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

3.6  Bylaws as amended through  December 28, 2004  (incorporated by reference to
     Exhibit 3 to our Current Report on Form 8-K filed on January 3, 2005).

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

10.12 Modified  Supplemental  Consulting  Engagement  letter dated March 4, 2003, between us and Kevin Anderson  (incorporated  by reference to Exhibit 10.12 to our amended  Annual  Report on Form 10-KSB/A for the year ended June 30,
      2003).

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

10.15 Amendment  dated  September 9, 2004,  to  Consulting  Engagement  Agreement
      between us and Combined Telecommunications  Consultancy, Ltd. (incorporated by reference to Exhibit  10.15 to our Annual  Report on Form 10-KSB for the
      year ended June 30, 2004).

10.16 Accounts  Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank  (incorporated by reference to Exhibit 10.16 to our
      Annual Report on Form 10-KSB for the year ended June 30, 2004).

10.17 Accounts  Receivable  Purchase  Modification  Agreement  dated November 22,
      2004  between us and Silicon  Valley Bank  (incorporated  by  reference  to
      Exhibit 10.1 to our current report on form 8-K filed on December 10, 2004).

14.1 Code of Business Conduct and Ethics.  (incorporated by reference to Exhibit
     14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21   Subsidiaries  (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certification  of Chief  Executive  Officer  required by Section 906 of the
     Sarbanes-Oxley  Act of 2002  (incorporated  by Reference to Exhibit 32.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

32.2 Certification  of Chief  Financial  Officer  required by Section 906 of the
     Sarbanes-Oxley  Act of 2002  (incorporated  by Reference to Exhibit 32.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

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

Tax Fees

     The  aggregate  fees  billed for tax  services  rendered  by Erhardt  Keefe
Steiner & Hottman,  P.C. for tax compliance,  tax advice, tax planning,  for the two  fiscal  years  ended  June 30,  2004 and  2003,  were  $9,071  and  $1,625, respectively.

All Other Fees

     No services were rendered by Erhardt  Keefe Steiner & Hottman,  P.C.  other than as listed above, for the two fiscal years ended June 30, 2003 and 2004.

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

Dated: January 18, 2005

                                    COGNIGEN NETWORKS, INC.

                                    /s/Thomas S. Smith
                                    ------------------------------------------
                                    Thomas S. Smith
                                    President and Chief Operating Officer

                                    /s/Gary L. Cook
                                    ------------------------------------
                                    Gary L. Cook
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

SIGNATURE                     TITLE             DATE

/s/Gary L. Cook               Director          January 18, 2005
---------------
Gary L. Cook

/s/David L. Jackson           Director          January 14, 2005
-------------------
David L. Jackson

                              Director
--------------------------
Christopher R. Seelbach

                              Director
------------------
Robert B. Segal

/s/James H. Shapiro           Director          January 18, 2005
-------------------
James H. Shapiro

/s/Thomas S. Smith            Director          January 18, 2005
------------------
Thomas S. Smith

                                  COGNIGEN NETWORKS, INC.

                                       EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION AND METHOD OF FILING
-----------       ---------------------------------

2.2  Funding   Agreement  dated  April  1,  2003,  by  and  among  us,  InTandem
     Communications  Corp.,  David B.  Hurwitz,  Richard G. De Haven and Anthony
     Sgroi (except for Schedule  B-Financial Model and Schedule  E-Business Plan
     and Financial Statements) (incorporated by reference to Exhibit 10.1 to our
     Current Report on Form 8-K filed on April 15, 2003).

2.2  Stock for Stock Exchange Agreement dated May 12, 2004 by and among Jimmy L.
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

3.6  Bylaws as amended through  December 28, 2004  (incorporated by reference to
     Exhibit 3 to our Current Report on Form 8-K filed on January 3, 2005).

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

10.12 Modified  Supplemental  Consulting  Engagement  letter dated March 4, 2003, between us and Kevin Anderson  (incorporated  by reference to Exhibit 10.12 to our amended  Annual  Report on Form 10-KSB/A for the year ended June 30,
      2003).

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

10.15 Amendment  dated  September 9, 2004,  to  Consulting  Engagement  Agreement
      between us and Combined Telecommunications  Consultancy, Ltd. (incorporated by reference to Exhibit  10.15 to our Annual  Report on Form 10-KSB for the
      year ended June 30, 2004).

10.16 Accounts  Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank  (incorporated by reference to Exhibit 10.16 to our
      Annual Report on Form 10-KSB for the year ended June 30, 2004).

10.17 Accounts  Receivable  Purchase  Modification  Agreement  dated November 22,
      2004  between us and Silicon  Valley Bank  (incorporated  by  reference  to
      Exhibit 10.1 to our current report on form 8-K filed on December 10, 2004).

14.1 Code of Business Conduct and Ethics.  (incorporated by reference to Exhibit
     14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21   Subsidiaries  (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certification  of Chief  Executive  Officer  required by Section 906 of the
     Sarbanes-Oxley  Act of 2002  (incorporated  by Reference to Exhibit 32.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

32.2 Certification  of Chief  Financial  Officer  required by Section 906 of the
     Sarbanes-Oxley  Act of 2002  (incorporated  by Reference to Exhibit 32.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).