Form 10QSB
period 2004-12-31
COGNIGEN NETWORKS INC
filed 2005-02-14
CIK 726293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                  For the transition period from _____ to _____

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

                                                    Outstanding at
                   Class                            January 31, 2005
------------------------------------             -------------------------

Common Stock, $.001 par value                          8,753,972
                                                 -----------------------

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X

                             COGNIGEN NETWORKS, INC.

                         Commission File Number: 0-11730
                         Quarter Ended December 31, 2004

                                  FORM 10-QSB/A

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits

Signatures

                             COGNIGEN NETWORKS, INC.

                         Part I - Financial Information

Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                                                     December 31,      June 30,
                                                                                         2004            2004
                                                                                     ------------    ------------
                                                                                         Unaudited
                                                             Assets
Current assets
   Cash ..........................................................................   $    155,365    $    213,611
   Accounts receivable, net ......................................................        476,701         481,092
   Commissions receivable, net ...................................................        806,939         773,168
   Inventory .....................................................................          8,903          15,543
   Other current assets ..........................................................         41,231          52,210
                                                                                     ------------    ------------
         Total current assets ....................................................      1,489,139       1,535,624
                                                                                     ------------    ------------

Non-current assets
   Property, plant and equipment, net ............................................         14,024          16,847
   Deposits and other assets .....................................................         49,151          60,424
                                                                                     ------------    ------------
         Total non-current assets ................................................         63,175          77,271
                                                                                     ------------    ------------

Total assets .....................................................................   $  1,552,314    $  1,612,895
                                                                                     ============    ============

                                             Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable ..............................................................   $    606,861    $    670,416
   Accrued liabilities ...........................................................        327,188         444,098
   Commissions payable ...........................................................        823,456         811,729
   Current portion of deferred commissions .......................................        500,398         511,200
   Receivables financing arrangement .............................................        199,900         308,100
   Other current liabilities .....................................................           --             1,638
                                                                                     ------------    ------------
         Total current liabilities ...............................................      2,457,803       2,747,181

Deferred commissions less current portion ........................................           --           237,346
Other long-term liabilities ......................................................          1,030          68,391
                                                                                     ------------    ------------
         Total liabilities .......................................................      2,458,833       3,052,918
                                                                                     ------------    ------------

Stockholders' deficit
   Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
    issued and outstanding, $1.00 per share liquidation preference ...............        450,000         450,000
   Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972 issued
    and outstanding as of  December 31, 2004 and June 30, 2004 ...................          8,754           8,754
   Additional paid-in capital ....................................................     11,954,331      11,954,331
   Accumulated deficit ...........................................................    (13,319,604)    (13,853,108)
                                                                                     ------------    ------------
         Total stockholders' deficit .............................................       (906,519)     (1,440,023)
                                                                                     ------------    ------------
Total liabilities and stockholders' deficit ......................................   $  1,552,314    $  1,612,895
                                                                                     ============    ============

            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Operations

                                               Three Months Ended             Six Months Ended
                                                   December 31,                 December 31,
                                           --------------------------    --------------------------
                                              2004           2003            2004          2003
                                           -----------    -----------    -----------    -----------
                                            Unaudited      Unaudited      Unaudited     Unaudited
Revenue
   Marketing commissions ...............   $ 1,369,035    $ 1,229,612    $ 2,615,256    $ 2,622,971
   Telecommunications ..................     1,550,833      1,594,118      3,049,456      2,817,360
   Other ...............................          --           (6,944)          --              432
                                           -----------    -----------    -----------    -----------
     Total revenue .....................     2,919,868      2,816,786      5,664,712      5,440,763
                                           -----------    -----------    -----------    -----------

Operating expenses
   Commissions:
        Marketing ......................       707,834        554,768      1,338,248      1,291,668
        Telecommunications .............       230,333        189,213        453,975        352,701
   Telecommunications ..................       830,744        797,253      1,691,379      1,500,683
   Selling, general and administrative .       914,227      1,005,298      1,681,727      2,184,617
   Depreciation and amortization .......         3,292         21,565          8,315         44,801
                                           -----------    -----------    -----------    -----------
     Total operating expenses ..........     2,686,430      2,568,097      5,173,644      5,374,470
                                           -----------    -----------    -----------    -----------

Income from operations .................       233,438        248,689        491,068         66,293
Interest expense .......................       (12,518)       (11,706)       (25,786)       (22,210)
                                           -----------    -----------    -----------    -----------

Income before income taxes .............       220,920        236,983        465,282         44,083

Income taxes ...........................          --             --             --             --
                                           -----------    -----------    -----------    -----------
Net income .............................       220,920        236,983        465,282         44,083

Preferred dividends ....................       (10,000)       (10,000)       (20,000)       (20,000)
                                           -----------    -----------    -----------    -----------

Net income attributable to
  common shareholders ..................   $   210,920    $   226,983    $   445,282    $    24,083
                                           ===========    ===========    ===========    ===========

Income per common share-
  basic and diluted ....................   $       .02    $       .02    $       .05    $       .00
                                           ===========    ===========    ===========    ===========

Weighted average number of common shares
  outstanding:
         Basic .........................     8,753,972      9,553,972      8,753,972      9,553,972
                                           ===========    ===========    ===========    ===========

         Diluted .......................     8,759,100      9,553,972      8,759,100      9,553,972
                                           ===========    ===========    ===========    ===========

            See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                                             Six Months Ended
                                                                               December 31,
                                                                           ----------------------
                                                                              2004        2003
                                                                           ---------    ---------
                                                                           Unaudited    Unaudited
Cash flows from operating activities
   Net income ..........................................................   $ 465,282    $  44,083
                                                                           ---------    ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................       8,315       44,801
     Bad debt expense ..................................................     120,289       41,660
     Changes in assets and liabilities:
       Accounts receivable .............................................    (115,898)    (352,727)
       Commissions receivable, net .....................................     (33,771)      28,583
       Inventory .......................................................       6,640       13,294
       Deposits and other assets .......................................      10,979        3,323
       Accounts payable ................................................     (63,555)     148,783
       Commissions payable .............................................      11,727         (784)
       Accrued liabilities .............................................    (116,910)      60,743
       Other current liabilities .......................................      (1,638)     (33,477)
       Other ...........................................................      12,134       19,461
                                                                           ---------    ---------
                                                                            (161,688)     (26,340)
                                                                           ---------    ---------
         Net cash provided by operations ...............................     303,594       17,743
                                                                           ---------    ---------

Cash flows from investing activities
   Capital expenditures ................................................      (5,492)      (2,746)
   Increase in investments to Intandem .................................        --       (214,647)
                                                                           ---------    ---------
         Net cash used in investing activities .........................      (5,492)    (217,393)
                                                                           ---------    ---------

Cash flows from financing activities
   Payments on deferred commissions ....................................    (248,148)    (260,845)
   Decrease in receivables financing arrangement .......................    (108,200)        --
   Proceeds from notes payable .........................................        --         85,475
   Payment on notes payable ............................................        --        (25,000)
                                                                           ---------    ---------
         Net cash used in financing activities .........................    (356,348)    (200,370)
                                                                           ---------    ---------

Net decrease in cash and cash equivalents ..............................     (58,246)    (400,020)

Cash and cash equivalents-beginning of period ..........................     213,611      412,992
                                                                           ---------    ---------

Cash and cash equivalents-end of period ................................   $ 155,365    $  12,972
                                                                           =========    =========

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions
     Cash payments for interest expense during the six months ended December 31,
     2004 and 2003 were $25,786 and $25,000, respectively.

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

Note 2 - Summary of Significant Accounting Policies

The  accompanying  consolidated  financial  statements  include the  accounts of
Cognigen Networks,  Inc. and its subsidiaries,  Cognigen Switching Technologies,
Inc. (CST) through January 31, 2004 and Intandem Communications Corp. (Intandem)
since February 1, 2004. See Note 8 regarding  information  regarding the sale of
CST and Note 4 for  information  on  Intandem.  All  intercompany  accounts  and
transactions  have  been  eliminated  in   consolidation.   In  the  opinion  of
management,  all adjustments,  consisting only of normal recurring  adjustments, have been made to (a) the unaudited  consolidated  statements of operations  for the three and six months ended December 31, 2004 and 2003, respectively, (b) the unaudited  consolidated  balance  sheet  as of  December  31,  2004  and (c) the unaudited  consolidated  statements  of cash  flows  for the  six  months  ended
December  31,  2004 and  2003,  respectively,  in  order  to make the  financial statements not misleading.

The Company has not recorded a provision  for income taxes for the three and six months ended  December  31, 2004 and 2003.  The Company has net  operating  loss carryforwards to offset taxable income in these periods.

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

The  results  for the three  and six  months  ended  December  31,  2004 may not necessarily  be  indicative  of the  results for the fiscal year ending June 30,
2005.

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a stockholder,  in which the stockholder agreed to sell to the Company 2,712,501 shares of the Company's  common stock, at  approximately  $.77 per share,  which approximated  market value,  in exchange for  potential  future  commissions  of
$2,088,622 on certain  customers,  as defined in the agreement.  The shares were purchased  in December  2001.  Deferred  commissions  payable are being paid out based upon  commissions  earned as defined in the agreement.  The agreement does not guarantee  that  commissions  will be earned.  As of December 31, 2004,  the remaining balance of deferred commissions payable was $500,398.  The Company has classified the entire balance as current based on historical commissions.  After
the  $500,398  of  deferred   commissions  has  been  earned  and  paid  to  the
stockholder,  commissions  will  continue  to be  paid  to the  stockholder  and recorded as marketing  commissions  expense in the statement of operations.  Had the  payments  of  $125,601  and  $248,148  for the three and six  months  ended
December 31, 2004, respectively,  been recorded as marketing commissions expense instead of a reduction  of deferred  commissions  payable on the balance  sheet, marketing  commissions  expense would have been higher by $125,601 and $248,148.
The  Company  does  not  anticipate   recording   these  payments  as  marketing
commissions expense until sometime in the year ending June 30, 2006.

The  following  presents a proforma  table of certain  statement  of  operations accounts for the three and six months  ended  December 31, 2004 that reflect the increase in commissions  expense had the payments to the stockholder,  described in  the  preceding  paragraph,  during  these  periods  been  accounted  for  as commissions expense rather than a reduction to deferred commissions payable.

                                               Pro Forma Three  Pro Form Six
                                                Months Ended    Months Ended
                                                December 31,    December 31,
                                                    2004           2004
                                                 ----------     ------------

Total revenue ................................   $2,919,868     $5,664,712
                                                 ----------     ----------

Operating expenses:
   Marketing commissions .....................    1,063,768      2,040,371
   Telecommunications ........................      830,744      1,691,379
   Selling, general and administrative .......      914,227      1,681,727
   Depreciation and amortization .............        3,292          8,315
                                                 ----------     ----------
         Total operating expenses ............    2,812,031      5,421,792
                                                 ----------     ----------

Income from operations .......................   $  107,837     $  242,920
                                                 ==========     ==========

Net income attributable to common shareholders   $   85,319     $  197,134
                                                 ==========     ==========

Income per common share - basic and diluted ..   $      .01     $      .02
                                                 ==========     ==========

Certain   amounts  in  prior   consolidated   financial   statements  have  been
reclassified to conform to the current presentation.

Note 3 -Note Receivable

As of December 31, 2004, the Company has a note  receivable  outstanding  with a net book value of zero from  American  Communications,  LLC  (formerly  known as
American Internet Communications,  LLC) in accordance with a $300,000 Promissory
Note and Agreement due in October 2004, originally recorded on the balance sheet at $77,500.  This note bears interest at 12% payable annually, is secured by the personal  guaranty of the  principals  of American  Communications,  and was due
October 4, 2004.  The  Company  agreed to payment on the note of  $100,000  plus
$2,000 in  attorneys'  fees as full  satisfaction  of the note,  if paid by July
2004.  All but  $20,000  was paid by the due date  which  put the  agreement  in default and the $80,000  received was applied to interest on the original  note.
Subsequently,  $21,000 was  received  and applied to interest  outstanding.  The remaining  balance of  approximately  $300,000  remains due and in default.  The
Company  has  filed  a  lawsuit  against  American  Communications  and  the two guarantors of the note to attempt to collect the remaining balance due.

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

The  Termination  Agreement  provided  that  the  Company  would  convert  notes receivable  outstanding  at the time of  $387,399  into 100% of the  outstanding stock of  Intandem  in  exchange  for  payments  of $10,000  per month for eight months,  assumption of up to approximately $45,000 in liabilities,  cancellation of all  employment  contracts of the Intandem  principals  and  cancellation  of options to purchase common stock of the Company.  All required amounts have been funded under the Funding Agreement and Termination  Agreement.  Due to questions of recoverability of amounts funded under the Termination Agreement, a provision of $494,149 was taken in the  statement of operations in the year ended June 30,
2004.

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

Note 5 -Receivables Financing Arrangement

The balance of  receivables  financing  arrangement  as of December  31, 2004 is
$199,900.  This  represents the amount of commissions  receivable that have been sold under an  Accounts  Receivable  Purchase  Agreement  (Receivables  Purchase
Agreement) with a bank. The Receivables  Purchase  Agreement  provides for up to
$1,250,000 in commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement,  of which 75% of the commissions  receivable balances are  available in cash  advances to the Company.  Interest  charges are
1.3% per month on the commissions receivable balances used as collateral.

Note 6 -Stockholders' Deficit

On October 17, 2002, the Company issued 500,000 shares of 8% Convertible  Series
A  Preferred  Stock  (Preferred  Stock).  Each share of the  Preferred  Stock is convertible, at the option of the holder, into one share of the Company's common stock  for a  period  of five  years.  At that  time,  the  Preferred  Stock  is automatically  converted  to common  stock.  The  Preferred  Stock does not have voting rights and has a liquidation preference of $1.00 per share.

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities, as defined. The Company has not accrued for dividends on the balance sheet  for the  Preferred  Stock as the  Board  of  Directors  has not  declared dividends.  As of December 31, 2004, total undeclared  cumulative dividends that would have been payable if declared was $88,222.

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

During the six months  ended  December  31, 2004 and 2003,  the Company  granted
10,000 and zero options, respectively, to employees to purchase shares of common stock of the  Company.  The prior year  options  that were grated  vested  5,000 immediately and 5,000 in one year, were  exercisable at market value and expired five years from the date of grant.

As of December 31, 2004, the number of stock options  outstanding under the Plan was 475,000.

As of December 31, 2004, the number of stock options  outstanding  not under any plan was 25,000.  1,000,000  options  exercisable  at $3.68 per share expired in
August 2004.

As of December 31, 2004,  there were 1,050,000  warrants  outstanding  that were exercisable into shares of common stock of the Company. In October 2004, 150,000 warrants that were exercisable at $.50 per share expired unexercised.

Note 8 - Stock for Stock Exchange Agreement

On May 12, 2004,  after approval by the Board of Directors,  the Company entered into a Stock for Stock Exchange Agreement with Jimmy L. Boswell, David G. Lucas,
Reginald W. Einkauf and John D. Miller (collectively the Principals) pursuant to which the  Principals  agreed to  exchange  with the  Company a total of 800,000 shares of the  Company's  common  stock owned by the  Principals  for all of the outstanding  common stock of the  Company's  wholly-owned  subsidiary,  CST, and warrants to purchase  200,000  shares of the  Company's  common stock  effective
February 1, 2004.  The  closing  occurred  on May 21,  2004.  At the closing CST entered  into a Master  Services  Agreement  (MSA) to provide the  Company  with telecommunications rating, billing,  provisioning,  customer care, commissioning and database  management  for a fee. The MSA was effective  February 1, 2004 and goes for one year periods  unless  terminated by either party at the end of each period with a 30 day notice.

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

We made a major  strategic  transition  in our business  profile and delivery of products  and services  over the past  nineteen  months.  In addition to earning commissions on the sale of the services and products of outside vendors,  we are now selling more of our own proprietary  branded products and services.  Because we show the total  revenue for these  customers,  not just a  commission  on the revenue of outside vendors products and services, we generate approximately five to seven  times as much  revenue on an  equivalent  customer  usage.  Our profit margins on our own proprietary  products and services are somewhat less compared to the profit  margins we recognize  from  selling  products and services of our outside  vendors but our overall net income can be much higher  because there is five to seven times as much revenue.

Through the acquisition of multiple state licenses,  billing  capability and new distribution  channels,  we can grow revenue,  maintain  closer contact with our customers,  and control  bottom line  retention  and  contribution  to a greater degree on sales of our own proprietary products and services.

We had net income of $220,920  and  $465,282  for the three and six months ended
December  31,  2004.  This net income in large part was derived from our actions taken during the past year to reduce costs and to diversify our product line. We are  undertaking  other  initiatives  aimed at  providing  our agents  with more attractive and competitive product offerings, improving our proprietary products and services, and expanding our vendor relationships.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31,
2003

Total  revenue for the three  months  ended  December  31,  2004 was  $2,919,868 compared to $2,816,786 for 2003.  Marketing  commissions  revenue was $1,369,035 for 2004 compared to $1,229,612 for the prior year.  Telecommunications  revenue was $1,550,833 for 2004 as compared to $1,594,118 for the prior year.

Marketing  commissions  revenue for 2004 increased $139,423 from that of 2003 or
11%.  This increase  reflects  initiatives  we have taken to increase  marketing commissions  revenue.  We have entered into agreements to market  additional and new  products  that are in  demand.  We have also  emphasized  customer  service reducing  our  response  time to  customer  inquiries  and  order  verification.
Marketing  additional and new products and better  customer  service have helped increase marketing commissions revenue.

Telecommunications  revenue  decreased $43,285 for 2004 compared to 2003, or 3%.
This decrease resulted from an increase in  telecommunications  revenue from the sale of new  proprietary  products and services  offset by a decrease  resulting from the sale of our former subsidiary  Cognigen  Switching  Technologies,  Inc.
(CST). Our proprietary  customer base increased by approximately 4,500 customers when comparing this quarter to that of the prior year.  This increase,  however, was offset by a decrease in proprietary products and services resulting from our sale of CST  effective  February 1, 2004.  As part of the sale,  CST  maintained approximately  $70,000 in monthly  telecommunications  revenue  and the  related customers that use these products and services.

Marketing  commissions  expense increased from $544,768 for 2003 to $707,834 for
2004, an increase of $153,066,  or 28%. This increase  correlates to an increase in marketing commissions revenue explained above. The higher percentage increase
in  marketing   commissions  expense  compared  to  the  increase  in  marketing commissions  revenue  results  from a  difference  in product  mix  between  the periods.

Telecommunications  commissions  expense  increased  from  $189,213  for 2003 to
$230,333 for 2004, an increase of $41,120. This increase is a result of a change in mix of the sale of these proprietary products and services resulting from the loss of the CST products and services which were paid a lower  commission  rate.
In  addition,  commissions  expense  being  paid to  Intandem  agents  is higher currently  than in the prior year,  which is a result of the mix of products and services being sold by these agents.

Had the  payments  to a  shareholder  described  in  Note 2 to the  Consolidated
Financial Statements been recorded as marketing commissions expense instead of a reduction  of  deferred  commissions  payable on the  balance  sheet,  marketing commissions  expense would have been higher by $125,601,  therefore reducing net income by this same amount.  We do not  anticipate  recording  these payments as marketing commissions expense until sometime in the year ending June 30, 2006.

Telecommunications  expense, or carrier costs,  increased from $797,253 for 2003 to $830,744 for 2004, or an increase of $33,491, or 4%. This increase is largely related to higher carrier costs.

Our operating profit margin,  defined as revenue less  commissions  expenses and telecommunications  carrier  costs,  has  decreased for 2004 compared to 2003 by
$124,595 or 10%. This decrease  results from mix changes in both our  commission revenue and our  telecommunications  revenue to higher  commission  products and services and from higher carrier costs on telecommunications revenue.

Selling, general and administrative expenses decreased $91,071 for 2004 compared to 2003, or 9%. This  decrease is largely  attributed to decreases in legal fees and  salaries  and related  benefits  expenses of  approximately  $313,000.  The decrease in salaries  and related  benefits is $288,769 of this  decrease and is largely  attributed  to the sale of CST. This decrease is offset by fees paid to
CST for servicing  our  telecommunications  customers of $152,451 for 2004.  Bad debt expense  increased  $86,758 over the prior year due to the increased number of proprietary customer accounts.

The decrease in depreciation  and  amortization of $18,273 results from the sale of CST previously explained.

Interest  expense  for  2004 of  $12,518  is  consistent  with  that for 2003 of
$11,706.

Six Months  Ended  December 31, 2004  Compared to Six Months Ended  December 31,
2003

Total revenue for the six months ended December 31, 2004 was $5,664,712 compared to $5,440,763 for 2003.  Marketing  commissions  revenue was $2,615,256 for 2004 compared  to  $2,622,971  for the prior  year.  Telecommunications  revenue  was
$3,049,456 for 2004 as compared to $2,817,360 for the prior year.

Marketing  commissions  revenue for 2004 decreased $7,715 from that of 2003. The second quarter of fiscal 2005 contributed increased commissions revenue compared to the same  quarter  for  fiscal  2004.  The  second  quarter  activity  helped compensate for a decrease in marketing commissions revenue for the first quarter compared  to the same period in the prior year,  as a result of  initiatives  we have taken to increase  marketing  commissions  revenue.  We have  entered  into agreements to market  additional  and new products  that are in demand.  We have also  emphasized  customer  service  reducing  our  response  time  to  customer inquiries  and order  verification.  Marketing  additional  and new products and better customer service have helped increase marketing commissions revenue.

Telecommunications  revenue increased $232,096 for 2004 compared to 2003, or 8%.
This increase resulted from an increase in  telecommunications  revenue from new proprietary  products  and services  being sold,  offset by the transfer of some revenue to CST in their sale  mentioned  below.  Our  proprietary  customer base increased by approximately 6,800 customers when comparing this period to that of the prior year.,  again  partially  offset by the transfer of some  products and their  customers  resulting from our sale of CST effective  February 1, 2004. As
part  of  the  sale,   CST   maintained   approximately   $70,000   in   monthly
telecommunications revenue and the related customers that use these products and services.

Marketing  commissions  expense increased from $1,291,668 for 2003 to $1,338,248 for 2004,  an increase of $46,580,  or 4%. This increase is a result of a change in mix of products and services being sold.

Telecommunications  commissions  expense  increased  from  $352,701  for 2003 to
$453,975 for 2004, an increase of $101,274, or 29%. This increase is a result of an increase in the mix to higher telecommunications  services resulting from the transfer of some  services to CST noted above In addition,  commissions  expense being paid to Intandem agents is higher currently than in the prior year, due to the mix of products and services being sold by these agents.

Had the  payments  to a  shareholder  described  in  Note 2 to the  Consolidated
Financial Statements been recorded as marketing commissions expense instead of a reduction  of  deferred  commissions  payable on the  balance  sheet,  marketing commissions  expense would have been higher by $248,148,  therefore reducing net income by this same amount.  We do not  anticipate  recording  these payments as marketing commissions expense until sometime in the year ending June 30, 2006.

Our  operating   profit  margin,   defined  as  revenue  less   commissions  and
telecommunications expenses, has decreased for 2004 compared to 2003 by $94,601, or 4%. . This decrease  results from mix changes in both our commission  revenue and our  telecommunications  revenue to higher commission  products and services and from higher carrier cost on telecommunications revenue.

Telecommunications  expense or carrier costs  increased from $1,500,683 for 2003 to  $1,691,379  for 2004 or an increase of  $190,696  or 13%.  This  increase is primarily a result of increased  carrier costs and the mix change resulting from certain products and services transferred to CST as noted above.

Selling,  general  and  administrative  expenses  decreased  $502,890  for  2004 compared to 2003, or 23%.  This  decrease is largely  attributed to decreases in legal fees and salaries and related benefits expenses of approximately $780,000.
The decrease in salaries and related  benefits is $618,732 of this  decrease and is largely  attributed  to the sale of CST. This decrease is offset by fees paid to CST for servicing our telecommunications  customers of $281,483 for 2004. Bad debt expense  increased  $78,629 over the prior year due to the increased number of proprietary customer accounts.

The decrease in depreciation  and  amortization of $36,486 results from the sale of CST previously explained.

Interest expense for 2004 of $25,786 is consistent with that for 2003 of $22,210.

Liquidity and Capital Resources

We have  historically  funded our operations  primarily from sales of securities and  operations.  As of December  31, 2004 we had cash and cash  equivalents  of
$155,365 and negative  working capital of $968,664.  Cash provided by operations during  the six  months  ended  December  31,  2004 was  $303,594.  Cash used in financing activities of $356,348 included the payment of deferred commissions of
$248,148 and a decrease in the receivables financing arrangement of $108,200.

We have a balance  outstanding under a receivables  financing  arrangement as of
December  31,  2004  of  $199,900.  This  represents  the  amount  of  marketing commissions receivable that have been sold under an Accounts Receivable Purchase
Agreement (Receivables Purchase Agreement) with a bank. The Receivables Purchase
Agreement provides for up to $1,250,000 in marketing  commissions  receivable to be used as collateral for advances under the Receivables  Purchase  Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to the Company.  Interest  charges are 1.3% per month on the  marketing commissions  receivable  balances  used  as  collateral.  After  one  year,  the
Receivables Purchase Agreement is from year to year unless terminated in writing by either party.  The Company is in compliance  with the terms and conditions of the Receivables Purchase Agreement.

Cash  flows  generated  from  operations  and  from  our  receivables  financing arrangement were sufficient to meet our working capital requirements for the six months ended  December 31, 2004,  but may not be  sufficient to meet our working capital  requirements  for the  foreseeable  future  or  provide  for  expansion
opportunities.   Currently,   we  are  slowly  reducing  our  average   balances
outstanding under our receivables financing  arrangement.  We have reduced costs and expenses by reducing personnel, reducing or eliminating unwarranted expenses and have sold CST, our former subsidiary,  which all combined have increased our cash flows in excess of $50,000 per month from  certain  levels in 2004.  We are looking at various  financing  and equity  opportunities  to provide  additional working  capital or for expansion  opportunities  and continue to identify costs and  expenses  that can be reduced or  eliminated.  There can be no assurance we will be able to secure additional debt or equity financing, that we will be able to  reduce or  eliminate  more  costs  and  expenses  or that  cash  flows  from operations  will  produce  adequate  cash  flow to  enable us to meet all of our future obligations or to be able to expand.  However, we believe that we will be successful in producing  sufficient  cash flows from all  collective  sources to continue for at least the next twelve months.

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

Under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and Chief  Financial  Officer,  we  evaluated  the effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  (as defined in Rule 13a-15(e)  under the Securities  Exchange Act of
1934) as of December 31, 2004. Based upon that  evaluation,  our Chief Executive
Officer and Chief Financial Officer concluded that, our disclosure  controls and procedures  are effective in timely  alerting  them to the material  information relating to us and our consolidated  subsidiaries required to be included in our periodic filings with the Securities and Exchange Commission.

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

In addition,  our Chief  Financial  Officer  oversees our accounting and general internal  control  process.  We are not such that we can  afford  the  luxury of having other financial  accounting minded  management  members at his level that would help either crosscheck or advise in the accounting or financial  reporting process.  Although,  our Chief  Financial  Officer  is  constantly  involved  in consultation with peers in the field of accounting and reporting, this situation could potentially result in a material control weakness.

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

                           Part II - Other Information

Item 1.  Legal Proceedings

In  September  2004,  we filed a lawsuit  against  American  Communications  LLC
(American Communications), David Stone (Stone) and Harry Gorlovesky (Gorlovesky)
in the Circuit Court of the Twentieth  Judicial  Circuit in and for Dade County,
Florida. In our complaint, we allege (1) that American Communications breached a settlement  agreement  by not making all of the  $100,000 of  payments  required thereunder  to payoff a promissory  note and  agreement  for  $300,000  that was assigned  to and is owed  to us and we  demanded  judgment  of  $334,119  on the promissory  note and agreement  plus interest from May 10, 2004: (2) that we are owed $81,000 for a dishonored  check of $20,000  written as the last payment due under the settlement agreement and (3) that Stone and Gorlovesky  guaranteed the promissory  note and agreement and must pay the amount due under the  promissory note and agreement plus our attorneys  fees,  cost and expenses in collecting on the  promissory  note and  agreement.  American  Communications  and  Stone  and
Gorlovesky  have filed  answers  denying the claims in our complaint and setting forth  certain  affirmative  defenses  which we have  denied.  In October  2004,
American  Communications  issued us a check for $21,000 as a complete settlement of our claims. We returned the check to the attorney for American Communications and  subsequently  sent a letter to the  attorney  for  American  Communications stating that the check was not a complete settlement.  The attorney for American
Communications never signed the letter. We deposited the check in February 2005.
The  $21,000  will be  reduced  by any  attorneys  fees  that we have to pay our attorney.  We will dismiss the claim for the dishonored  check and might have to argue that, by depositing the $21,000 check, we did not waive our other claims.

Item 4.  Submission of Matters to a Vote of Security Holders

At our annual  meeting of  shareholders  held on December 6, 2004, for which did not solicit proxies from  shareholders,  the following  items were approved,  as indicated by the vote stated following each item:

     The first  sentence of Article III,  Section 2 of the bylaws was amended by adding the words "or by the shareholders" to the end thereof;

     The third paragraph of Article III,  Section 2 of the bylaws was amended to read,  "By June 1,  2005,  a  majority  of the board of  directors  must be independent  as that term is  defined  by the rules of the  American  Stock
     Exchange LLC or by the rules of The NASDAQ Stock Market,  whichever has the most lenient rules.";

     The last paragraph of Article III, Section 11, of the bylaws was amended by adding  the  following  sentences  thereto:  "The  Chairman  of  the  Audit
     Committee may not be a member of the Compensation  Committee.  The Chairman of the  Compensation  Committee may not be a member of the Audit Committee.
     The  provisions  of the last two sentences may only be amended by a vote of the shareholders."; and

     Two new sentences  were added to the beginning of Article IV,  Section 5 of the bylaws which read as follows.  "The directors  shall appoint from among their  members a director to serve as  chairman of the board of  directors.
     This  provision  of the  bylaws  may  only  be  amended  by a  vote  of the shareholders."

     For - 4,828,673 (all present at the meeting).                 Against - None

     That the number of  directors  to be voted on at the  meeting be reduced to six.

     For - 4,828,673 (all present at the meeting).                 Against - None

     The following  persons were unanimously  elected  directors:  Gary L. Cook,
     David L.  Jackson,  Christopher  R.  Seelbach,  Robert B.  Segal,  James H.
     Shapiro  and  Thomas S.  Smith to serve  until the next  Annual  Meeting of
     Shareholders or until their successors are elected and qualify.

     For - 4,828,673 (all present at the meeting).                 Against - None

Item 6. Exhibits

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

COGNIGEN NETWORKS, INC.

By:      /s/ Thomas S. Smith                      Date: February 14, 2005
     ------------------------------------------------------------------
      Thomas S. Smith
      President and Chief Executive
      Officer

By:      /s/ Gary L. Cook                         Date: February 14, 2005
     ---------------------------------------------------------
      Gary L. Cook
      Chief Financial Officer

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

10.18             Letter  Agreement  dated April 19,  2002,  between  Cognigen
                  Networks,  Inc. and Troy D. Carl  (incorporated  by reference to
                  Exhibit 10.11 to our Annual report on Form 10-KSB for the year ended June 30, 2002).

10.19             Consultancy   Engagement   Agreement  dated  September  9,
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
                  June 30, 2003).

10.20             Modified  Supplemental  Consulting  Engagement  letter dated
                  March 4, 2003,  between us and Kevin  Anderson  (incorporated  by reference to Exhibit 10.12 to our amended Annual Report on Form
                  10-KSB/A for the year ended June 30, 2003).

10.21             Extension of Modified  Supplemental  Consulting  Engagement
                  Agreement  dated  February 9, 2004 between us and Kevin  Anderson
                  Consulting,  Inc.  (incorporated  by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended
                  December 31, 2003).

10.22             Termination of Funding  Agreement and Settlement  Agreement
                  dated February 5, 2004  (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the Quarter ended
                  December 31, 2003).

10.23             Amendment  dated  September  9,  2004,  to  Consulting
                  Engagement  Agreement  between  us  and  Combined   Telecommunications
                  Consultancy,  Ltd.  (incorporated  by reference to Exhibit 10.15 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

10.24             Accounts  Receivable  Purchase  Agreement  dated  December  26,
                  2003,  between us and Silicon  Valley Bank  (incorporated  by reference to Exhibit 10.16 to our Annual Report on Form 10-KSB
                  for the year ended June 30, 2004).

10.25             Accounts Receivable Purchase  Modification  Agreement dated
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