Form 10QSB
period 2005-03-31
COGNIGEN NETWORKS INC
filed 2005-05-16
CIK 726293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                                 --------------

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
                                                          -----     ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the  registrant  filed all  documents  and reports  required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the  distribution  of
securities under a plan confirmed by a court. Yes    No
                                              ---    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                     Outstanding at
                Class                                April 30, 2005
------------------------------------             -----------------------

Common Stock, $.001 par value                          8,753,972
                                                 -----------------------

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X
                                                                            --------

                             COGNIGEN NETWORKS, INC.

                         Commission File Number: 0-11730
                          Quarter Ended March 31, 2005

                                   FORM 10-QSB

Part I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits

Signatures

                             COGNIGEN NETWORKS, INC.

                                 March 31, 2005

                                                 Part I - Financial Information

Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                                                       March 31,      June 30,
                                                                                         2005           2004
                                                                                     ------------    ------------
                                                                                      Unaudited
                                                             Assets
Current assets
   Cash ..........................................................................   $    115,242    $    213,611
   Accounts receivable, net ......................................................        437,256         481,092
   Commissions receivable, net ...................................................      1,123,340         773,168
   Inventory .....................................................................         12,535          15,543
   Other current assets ..........................................................         46,846          52,210
                                                                                     ------------    ------------
         Total current assets ....................................................      1,735,219       1,535,624
                                                                                     ------------    ------------

Non-current assets
   Property, plant and equipment, net ............................................         19,582          16,847
   Deposits and other assets .....................................................         22,220          60,424
                                                                                     ------------    ------------
         Total non-current assets ................................................         41,802          77,271
                                                                                     ------------    ------------

Total assets .....................................................................   $  1,777,021    $  1,612,895
                                                                                     ============    ============

                      Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable ..............................................................   $    619,718    $    670,416
   Accrued liabilities ...........................................................        229,614         444,098
   Commissions payable ...........................................................        937,567         811,729
   Current portion of deferred commissions .......................................        366,142         511,200
   Receivables financing arrangement .............................................        183,750         308,100
   Other current liabilities .....................................................           --             1,638
                                                                                     ------------    ------------
         Total current liabilities ...............................................      2,336,791       2,747,181

Deferred commissions less current portion ........................................           --           237,346
Other long-term liabilities ......................................................            442          68,391
                                                                                     ------------    ------------
         Total liabilities .......................................................      2,337,233       3,052,918
                                                                                     ------------    ------------

Stockholders' deficit
   Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
    issued and outstanding, $1.00 per share liquidation preference ...............        450,000         450,000
   Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972 issued
    and outstanding as of  March 31, 2005 and June 30, 2004 ......................          8,754           8,754
   Additional paid-in capital ....................................................     11,954,331      11,954,331
   Accumulated deficit ...........................................................    (12,973,297)    (13,853,108)
                                                                                     ------------    ------------
         Total stockholders' deficit .............................................       (560,212)     (1,440,023)
                                                                                     ------------    ------------
Total liabilities and stockholders' deficit ......................................   $  1,777,021    $  1,612,895
                                                                                     ============    ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                                 March 31, 2005

                 Unaudited Consolidated Statements of Operations

                                                 Three Months Ended              Nine Months Ended
                                                     March 31,                      March 31,
                                           ----------------------------    ----------------------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
                                            Unaudited        Unaudited       Unaudited       Unaudited
Revenue
   Marketing commissions ...............   $  1,596,618    $  1,220,450    $  4,211,874    $  3,843,420
   Telecommunications ..................      1,413,552       1,449,344       4,463,008       4,283,876
   Other ...............................           --            12,398            --            (4,342)
                                           ------------    ------------    ------------    ------------
     Total revenue .....................      3,010,170       2,682,192       8,674,882       8,122,954
                                           ------------    ------------    ------------    ------------

Operating expenses
   Commissions:
        Marketing ......................        913,676         571,292       2,251,924       1,862,959
        Telecommunications .............        191,812         162,409         645,787         515,110
   Telecommunications ..................        755,561         774,688       2,446,940       2,275,371
   Selling, general and administrative .        784,201       4,144,625       2,465,928       6,329,242
   Depreciation and amortization .......          3,934           6,554          12,249          51,355
                                           ------------    ------------    ------------    ------------
     Total operating expenses ..........      2,649,184       5,659,568       7,822,828      11,034,037
                                           ------------    ------------    ------------    ------------

Income from operations .................        360,986      (2,977,376)        852,054      (2,911,083)
Interest expense .......................        (14,679)        (11,991)        (40,465)        (34,201)
                                           ------------    ------------    ------------    ------------

Income before income taxes .............        346,307      (2,989,367)        811,589      (2,945,284)

Income taxes ...........................           --              --              --              --
                                           ------------    ------------    ------------    ------------
Net income .............................        346,307      (2,989,367)        811,589      (2,945,284)

Preferred dividends ....................        (10,000)        (10,000)        (30,000)        (30,000)
                                           ------------    ------------    ------------    ------------

Net income attributable to
  common shareholders ..................   $    336,307    $ (2,999,367)   $    781,589    $ (2,975,284)
                                           ============    ============    ============    ============

Income per common share-

  basic and diluted ....................   $        .04    $       (.33)   $        .09    $       (.32)
                                           ============    ============    ============    ============

Weighted average number of common shares
  outstanding:
         Basic .........................      8,753,972       9,026,499       8,753,972       9,379,427
                                           ============    ============    ============    ============

         Diluted .......................      8,857,049       9,026,499       8,770,382       9,379,427
                                           ============    ============    ============    ============

           See notes to unaudited consolidated financial statements.

                             COGNIGEN NETWORKS, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                           --------------------------
                                                                               2005          2004
                                                                           -----------    -----------
                                                                            Unaudited      Unaudited

Cash flows from operating activities
   Net income ..........................................................   $   811,589    $(2,945,284)
                                                                           -----------    -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................        12,249         51,355
     Bad debt expense ..................................................       113,376        213,913
      Loss provision for CST and Funding Agreement .....................          --
                                                                                            2,966,947
     Changes in assets and liabilities:
       Accounts receivable .............................................       (69,540)      (548,344)
       Commissions receivable, net .....................................      (350,172)        85,850
       Inventory .......................................................         3,008         16,880
       Deposits and other assets .......................................         5,364        (18,017)
       Accounts payable ................................................       (50,698)       120,520
       Commissions payable .............................................       125,838        (76,172)
       Accrued liabilities .............................................      (214,484)       217,619
       Other current liabilities .......................................        (1,638)       (22,457)
       Other ...........................................................           273            379
                                                                           -----------    -----------
                                                                              (426,424)     3,008,473
                                                                           -----------    -----------
         Net cash provided by operations ...............................       385,165         63,189
                                                                           -----------    -----------

Cash flows from investing activities
   Capital expenditures ................................................       (14,984)          --
   Increase in investments to Intandem .................................          --         (221,397)
   Decrease in deposits and other assets ...............................        38,204          1,798
                                                                           -----------    -----------
         Net cash provided by (used in) investing activities ...........        23,220       (219,599)
                                                                           -----------    -----------

Cash flows from financing activities
   Payments on deferred commissions ....................................      (382,404)      (394,049)
   Decrease in receivables financing arrangement .......................      (124,350)          --
   Proceeds from financing arrangement .................................          --          207,038
   Payment on notes payable ............................................          --          (50,000)
                                                                           -----------    -----------
         Net cash used in financing activities .........................      (506,754)      (237,011)
                                                                           -----------    -----------

Net decrease in cash and cash equivalents ..............................       (98,369)      (393,421)

Cash and cash equivalents-beginning of period ..........................       213,611        412,992
                                                                           -----------    -----------

Cash and cash equivalents-end of period ................................   $   115,242    $    19,571
                                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

     Cash payments for interest  expense  during the nine months ended March 31,
     2005 and 2004 were $40,465 and $34,201, respectively.

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

The Company is an Internet and relationship  enabled marketer  primarily of long distance telephone and personal communications services. Revenue is generated in two ways.  First,  marketing  commissions  revenue is generated from a number of outside  vendors who are  represented on the Company's sales agent web sites and for  whom  the  Company  sells  their  products  and  services  via  contractual agreements. Second, telecommunications revenue is generated through sales of the
Company's  proprietary  products and services  through the Company's sales agent web sites.

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

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring  adjustments,  have  been  made  to  (a)  the  unaudited  consolidated statements of operations  for the three and nine months ended March 31, 2005 and
2004, respectively, (b) the unaudited consolidated balance sheet as of March 31,
2005 and (c) the  unaudited  consolidated  statements of cash flows for the nine months  ended  March  31,  2005  and  2004,  respectively,  in order to make the financial statements not misleading.

The Company has not recorded a provision for income taxes for the three and nine months  ended  March 31,  2005 and 2004.  The  Company  has net  operating  loss carryforwards to offset taxable income in these periods.

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

The  results  for the  three  and  nine  months  ended  March  31,  2005 may not necessarily  be  indicative  of the  results for the fiscal year ending June 30,
2005.

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a stockholder,  in which the stockholder agreed to sell to the Company 2,712,501 shares of the Company's  common stock, at  approximately  $.77 per share,  which approximated  market value,  in exchange for  potential  future  commissions  of
$2,088,622 on certain  customers,  as defined in the agreement.  The shares were purchased  in December  2001.  Deferred  commissions  payable are being paid out based upon  commissions  earned as defined in the agreement.  The agreement does not  guarantee  that  commissions  will be  earned.  As of March 31,  2005,  the remaining balance of deferred commissions payable was $366,142.  The Company has classified the entire balance as current based on historical commissions.  After
the  $366,142  of  deferred   commissions  has  been  earned  and  paid  to  the
stockholder,  commissions  will  continue  to be  paid  to the  stockholder  and recorded as marketing  commissions  expense in the statement of operations.  Had the  payments of $134,256 and $382,404 for the three and nine months ended March
31, 2005,  respectively,  been recorded as marketing commissions expense instead of a reduction of deferred  commissions payable on the balance sheet,  marketing commissions expense would have been higher by $134,256 and $382,404. The Company does not anticipate  recording these payments as marketing  commissions  expense until  sometime  in the year ending June 30,  2006.  See Note 10 for  additional information.

The following  presents  statement of  operations  data and proforma  data.  The proforma data reflect certain statement of operations accounts for the three and nine  months  ended  March 31, 2005 that  reflect  the  increase in  commissions expense  had  the  payments  to the  stockholder,  described  in  the  preceding paragraph, during these periods been accounted for as commissions expense rather than a reduction to deferred commissions payable.

                                                    Pro Forma              Actual              Pro Forma             Actual
                                                  Three Months          Three Months           Nine Months        Nine Months
                                                      Ended                 Ended                Ended               Ended
                                                     March 31,            March 31,             March 31,          March 31,
                                                       2005                  2005                 2005               2005
                                                 ----------------     -----------------     ----------------  ------------------

Total revenue                                    $      3,010,170           $ 3,010,170     $      8,674,882     $     8,674,882
                                                 ----------------     -----------------     ----------------    ----------------

Operating expenses:
   Marketing commissions                                1,239,744             1,105,488            3,280,115            2,897,711
   Telecommunications                                     755,561               755,561            2,446,940            2,446,940
   Selling, general and administrative                    784,201               784,201            2,465,928            2,465,928
   Depreciation and amortization                            3,934                 3,934               12,249               12,249
                                                 ----------------     -----------------     ----------------     ----------------

         Total operating expenses                       2,783,440             2,649,184            8,205,232            7,822,828
                                                 ----------------     -----------------     ----------------     ----------------

Income from operations                           $        226,730     $         360,986     $        469,650     $        852,054
                                                 ================     =================     ================     ===============

Net    income    attributable    to   common     $        202,051     $         336,307     $        399,185     $        781,589
                                                 ================     =================     ================     ================
shareholders

Income per common share - basic and diluted      $            .02     $             .04     $            .05     $            .09
                                                 ================     =================     ================     ================

Certain   amounts  in  prior   consolidated   financial   statements  have  been
reclassified to conform to the current presentation.

Note 3 -Note Receivable

As of March 31, 2005, the Company has a note receivable  outstanding  with a net book value of zero from American Communications, LLC (formerly known as American
Internet Communications,  LLC) in accordance with a $300,000 Promissory Note and
Agreement  due in October  2004,  originally  recorded on the  balance  sheet at
$77,500.  This note bears  interest at 12% payable  annually,  is secured by the personal  guaranty of the  principals  of American  Communications,  and was due
October 4, 2004.  The  Company  agreed to payment on the note of  $100,000  plus
$2,000 in  attorneys'  fees as full  satisfaction  of the note,  if paid by July
2004.  All but  $20,000  was paid by the due date  which  put the  agreement  in default and the $80,000  received was applied to interest on the original  note.
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
2004.

In conjunction with the transaction with InTandem,  a consultant was to be paid, under its  consulting  agreement with the Company,  a commission  that was being negotiated with the Company.  In October 2004, the Company and consultant agreed that $20,000 of a  combination  of stock and cash was owed by the Company to the consultant in connection with the Intandem transaction.  However, the consultant subsequently agreed to waive this commission.

Note 5 -Receivables Financing Arrangement

The  balance  of  receivables  financing  arrangement  as of March  31,  2005 is
$183,750.  This  represents the amount of commissions  receivable that have been sold under an  Accounts  Receivable  Purchase  Agreement  (Receivables  Purchase
Agreement) with a bank. The Receivables  Purchase  Agreement  provides for up to
$1,250,000 in commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement,  of which 75% of the commissions  receivable balances are  available in cash  advances to the Company.  Interest  charges are
1.3% per month on the commissions receivable balances used as collateral.

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

Dividends on the Preferred  Stock are  cumulative at the rate of 8% per annum of the  liquidation  value,  $1.00 per  share,  are  payable  in cash,  when and if declared by the Board of  Directors,  and are  preferential  to any other junior securities, as defined. The Company has not accrued for dividends on the balance sheet  for the  Preferred  Stock as the  Board  of  Directors  has not  declared dividends. However, the accrued dividends have been included in the earnings per share calculations as reflected on the statements of operations. As of March 31,
2005,  total  undeclared  cumulative  dividends  that would have been payable if declared was $98,222.

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

During the nine months ended March 31, 2004, the Company granted 10,000 and zero options,  respectively,  to employees to purchase  shares of common stock of the
Company.  The prior year options that were granted vested 5,000  immediately and
5,000 in one year, were  exercisable at market value and expired five years from the date of grant.  During the nine months ended March 31,  2005,  there were no options granted.

As of March 31, 2005, the number of stock options outstanding under the Plan was
475,000.

As of March 31, 2005, the number of stock options outstanding not under any plan was 25,000.  1,000,000 options  exercisable at $3.68 per share expired in August
2004.

As of March 31,  2005,  there  were  1,050,000  warrants  outstanding  that were exercisable into shares of common stock of the Company. In October 2004, 150,000 warrants that were exercisable at $.50 per share expired unexercised.

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

Note 9 - Commitments and Contingencies

On April 19, 2005, the Company entered into a Services  Agreement with Vcommerce
Corporation  pursuant to which  Vcommerce has agreed to provide the Company with the back office for an online  retail store which the Company  plans to offer to customers  through its sales agent force.  Pursuant to the  Services  Agreement,
Cognigen paid  Vcommerce  $20,000 upon the signing and will pay $5,000 per month over the first 12 months of the Services Agreement.  In addition, the Company is to pay  Vcommerce a fee of $4,000 per month for  monthly  hosting  services  and other fees as agreed upon by the Company.

The Services Agreement is in effect for 36 months with automatic renewals unless terminated by either party.  The Company has the right to terminate the Services
Agreement after the first 12 months of the term by paying Vcommerce  $24,000 and giving Vcommerce six months notice of termination  during which period Vcommerce would provide no services to the Company.

On April 7, 2005, David L. Jackson,  one of the Company's directors and a member of our Compensation Committee,  filed a complaint with the California Department of Fair  Employment  and Housing (No.  E200405M1559-00-ap)  alleging that he was terminated by our Board of Directors  because of "medical  cancer  condition and disparate treatment because of age, insurance costs,  salary,  accrued vacation, sick pay, severance pay, deferred  compensation  claims during the time" that he
"was  recovering  from cancer  surgery".  It is the Company's  position that Mr.
Jackson was  terminated  due to the failure by him to perform the tasks assigned to him and that  were a part of his  employment  status.  Although  the  Company intends to defend the claim,  because of the costs  involved,  the  Company  may consider a  settlement  with Mr.  Jackson.  Mr.  Jackson  did not specify in his complaint the amount of his alleged losses.

Note 10 - Related Party Information

On November 21, 2001, the Company entered into a Stock Redemption Agreement with the Anderson  Family  Trust (AFT),  a  substantial  stockholder  of the Company, whereby AFT sold 2,712,501  shares of the Company's  common stock to the Company in exchange for the transfer by the Company to the AFT of the original  Cognigen
Agency and all of its  downline  agents.  As a result of this  transaction,  AFT received the contingent right to receive all of its direct sales commissions and generational  downline commission  overrides.  During the first twelve months of the  ownership by the AFT of the former  Cognigen  Agency,  now renamed  Cantara
Agency (Cantara),  the AFT agreed to a capping of the commissions payable to it, thereafter  commencing  January 2003,  AFT/Cantara  Agency has received the full direct and generational  override commissions it is entitled to earn pursuant to the existing and current Company commission structure applicable for all agents.
Payment of commissions to the AFT/Cantara  Agency is totally contingent upon the generation  of sales by it and its downline  agents and payment for the products and  services  sold by the  Company's  customers  and  vendors.  The  sales  are generated either directly by employees of the Cantara Agency and/or its downline sub-agents. The Cantara Agency has contracted with Kevin E. Anderson Consulting,
Inc.  (KEAC),  a  corporation  owned by Kevin E,  Anderson,  founder of Cognigen
Communications  and a beneficiary of the AFT, to manage the Cantara Agency for a set monthly fee. The AFT owns  approximately  13% of the Company's common stock.
Currently,   the  monthly  commission  payment  to  the  AFT/Cantara  Agency  is approximately  11% of the total commissions paid monthly to all of the Company's agents.  The  Company's  agents,  who  contribute to the  generational  downline commissions  earned by the Cantara Agency, are themselves paid approximately 70%
of all the commissions paid monthly by the Company.

On February 28,  2005,  the Company  entered  into an agreement  with SEGAL & Co
Incorporated  (S&Co), which is controlled by Robert B. Segal, a current director of the Company. Under the agreement, S&Co is to act as a non-exclusive financial advisor  to the  Company.  If S&Co is  successful  in  raising  funds  on  terms acceptable to the Company,  S&Co will receive a financing fee of 4% of the first
$5,000,000,  2% of the subsequent $10,000,000 and 1% thereafter. If S&Co is able to find a merger or  acquisition  acceptable  to the Company,  S&Co will receive
2.5% of the value of the  transaction.  The  agreement  is for 12 months  unless extended on a month to month basis  thereafter.  The agreement also provides for reimbursement of preapproved expenses up to $2,000 per month.

Robert B. Sega,l who  currently  serves as a member of the Board of Directors of the Company,  resigned as Chairman and Member of the Audit  Committee on May 12,
2005.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are an Internet and relationship  enabled marketer of primarily long distance telephone  and personal  communications  services.  We earn revenue in two ways.
First,  we earn  commissions  revenue  from a number of outside  vendors whom we represent on our sales agent web sites and sell their  products and services via contractual agreements. Second, we earn telecommunications revenue through sales of our own proprietary products and services through our sales agent web sites.

In addition to earning  commissions  on the sale of the services and products of outside  vendors,  we sell our own  proprietary  branded  products and services.
Because we record the total revenue for these  customers,  not just a commission
on  the  revenue  of  outside  vendors   products  and  services,   we  generate
approximately  five to seven  times as much  revenue on an  equivalent  customer usage.  Our profit  margins on our own  proprietary  products  and  services are currently somewhat less compared to the profit margins we recognize from selling products and services of our outside  vendors.  However,  our overall net income can potentially be higher because there is five to seven times as much revenue.

We had net income of $346,307  and  $811,589 for the three and nine months ended
March 31, 2005. This net income in large part was derived from our actions taken during the past year to reduce costs and to diversify  our product  line. We are undertaking other initiatives aimed at providing our agents with more attractive and competitive product offerings and expanding our vendor relationships.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total revenue for the three months ended March 31, 2005 was $3,010,170  compared to $2,682,192 for 2004.  Marketing  commissions  revenue was $1,596,618 for 2005 compared  to  $1,220,450  for the prior  year.  Telecommunications  revenue  was
$1,413,552 for 2005 as compared to $1,449,344 for the prior year.

Marketing  commissions revenue for 2005 increased $376,168 from that of 2004, or
31%.  This increase  reflects  initiatives  we have taken to increase  marketing commissions  revenue.  We have entered into agreements to market  additional and new products  that were and remain very consumer  desirable.  We have also added new master  agents to our sales force,  as well as emphasized  customer  service reducing  our  response  time to  customer  inquiries  and  order  verification.
Marketing additional and new products,  adding master agents and better customer service have helped increase marketing commissions revenue.

Telecommunications  revenue  decreased $35,792 for 2005 compared to 2004, or 3%.
This  decrease  results from a decrease  from the sale of our former  subsidiary
Cognigen  Switching  Technologies,  Inc. (CST) and a decrease in our proprietary customer  base. As part of the sale,  CST  maintained  approximately  $70,000 in monthly  telecommunications  revenue,  approximately  50%  from  a  conferencing product it switches  through its facilities  based switch and another 50% from a customer base which receives no new customers but is primarily a billing service based customer.

Marketing  commissions  expense increased from $571,292 for 2004 to $913,676 for
2005, an increase of $342,384,  or 60%. This increase  correlates to an increase in marketing commissions revenue explained above. The higher percentage increase
in  marketing   commissions  expense  compared  to  the  increase  in  marketing commissions revenue results from a difference in product mix between the periods and the payment of higher commission  expense to certain master sales agents who have been  added to our sales  agent  force in the last six  months to  increase volume and sell certain products and services.

Telecommunications  commissions  expense  increased  from  $162,409  for 2004 to
$191,812 for 2005, an increase of $29,403 or 18%. This increase is a result of a change in the mix of telecommunications products and services resulting from the transfer of some services to CST noted above. In addition,  commissions  expense being paid to Intandem sales agents is higher  currently than in the prior year, due to the mix of products and services being sold by these sales agents.

Had the  payments  to a  shareholder  described  in  Note 2 to the  Consolidated
Financial Statements been recorded as marketing commissions expense instead of a reduction  of  deferred  commissions  payable on the  balance  sheet,  marketing commissions  expense would have been higher by $134,256,  therefore reducing net income by this same amount.  We do not  anticipate  recording  these payments as marketing commissions expense until sometime in the year ending June 30, 2006.

Telecommunications  expense, or carrier costs,  decreased from $774,688 for 2004 to $755,561 for 2005, or a decrease of $19,127,  or 3%. This decrease correlates to the decrease in  telecommunications  revenue  described above. The margins on our telecommunications revenue decreased compared to the prior period reflective of  higher  carrier  costs and a highly  competitive  market  for long  distance customers  being  driven by long  distance  rates.  A change in product mix also contributed to the increase.

Our operating profit margin,  defined as revenue less  commissions  expenses and telecommunications  expenses or carrier  costs,  has  decreased  compared to the
prior   period   by  10%   for   marketing   commission   revenue   and  2%  for
telecommunications  revenue. These decreases result from mix changes in both our commission  revenue  and our  telecommunications  revenue  to higher  commission products and services,  from higher carrier costs on telecommunications  revenue and increased commissions expense to master agents.

Selling,  general and  administrative  expenses  decreased  $3,360,424  for 2004 compared to 2003.  This  decrease is primarily  attributed to $2,996,732 in loss provisions  recorded in the prior year and decreases in expenses due to the sale of CST.

The decrease in depreciation and amortization of $2,620 results from the sale of
CST previously explained.

Interest  expense  for  2005 of  $14,679  is  consistent  with  that for 2004 of
$11,991.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Total revenue for the nine months ended March 31, 2005 was  $8,674,882  compared to $8,122,954 for 2004.  Marketing  commissions  revenue was $4,211,874 for 2005 compared  to  $3,843,420  for the prior  year.  Telecommunications  revenue  was
$4,463,008 for 2004 as compared to $4,283,876 for the prior year.

Marketing  commissions revenue for 2005 increased $368,454,  or 10%, compared to that of 2004.  We have  entered into  agreements  to market  additional  and new products  that were and remain very consumer  desirable.  We have also added new master  agents  to our  sales  force,  as well as  emphasized  customer  service reducing  our  response  time to  customer  inquiries  and  order  verification.
Marketing additional and new products,  adding master agents and better customer service have helped increase marketing commissions revenue.

Telecommunications  revenue increased $179,132 for 2005 compared to 2004, or 4%.
This increase resulted from an increase in  telecommunications  revenue from new proprietary  products  and services  being sold,  offset by the transfer of some revenue to CST in the sale of CST. Our average proprietary  customer base during the 2005 when compared to the prior year was higher.  This was partially  offset by the transfer of some products and their customers  resulting from our sale of
CST  effective   February  1,  2004.  As  part  of  the  sale,   CST  maintained
approximately $70,000 in monthly telecommunications  revenue,  approximately 50%
from a conferencing  product it switches through its facilities based switch and another  50%  from a  customer  base  which  receives  no new  customers  but is primarily a billing service based customer.

Marketing  commissions  expense increased from $1,862,959 for 2004 to $2,251,924 for 2005, an increase of $388,965, or 21%. This increase follows the increase in marketing commissions revenue explained above. The higher percentage increase in marketing  commissions expense compared to the increase in marketing commissions revenue  results  from a  difference  in product mix between the periods and the payment of higher  commission  expense to certain  master  sales agents who have been added to our sales agent  force in the last six months to  increase  volume and sell certain products and services.

Telecommunications  commissions  expense  increased  from  $515,110  for 2004 to
$645,787 for 2005,  an increase of $130,677 or 25%. This increase is a result of an increase in the mix to higher telecommunications  services resulting from the transfer of some services to CST noted above. In addition,  commissions  expense being paid to Intandem sales agents is higher  currently than in the prior year, due to the mix of products and services being sold by these sales agents.

Had the  payments  to a  shareholder  described  in  Note 2 to the  Consolidated
Financial Statements been recorded as marketing commissions expense instead of a reduction  of  deferred  commissions  payable on the  balance  sheet,  marketing commissions  expense would have been higher by $382,404,  therefore reducing net income by this same amount.  We do not  anticipate  recording  these payments as marketing commissions expense until sometime in the year ending June 30, 2006.

Our operating profit margin,  defined as revenue less  commissions  expenses and telecommunications  expenses or carrier  costs,  has  decreased  compared to the
prior   period   by  5%   for   marketing   commission   revenue   and   4%  for
telecommunications  revenue. These decreases result from mix changes in both our commission  revenue  and our  telecommunications  revenue  to higher  commission products and services,  from higher carrier costs on telecommunications  revenue and increased commissions expense to master sales agents.

Telecommunications  expense or carrier costs  increased from $2,275,371 for 2004 to  $2,446,940  for  2005 or an  increase  of  $171,569,  or 8%.  This  increase correlates to the increase in  telecommunications  revenue  described above. The margins on our telecommunications revenue decreased compared to the prior period reflective  of higher  carrier  costs and a highly  competitive  market for long distance  customers being driven by long distance rates. A change in product mix also contributed to the increase.

Selling,  general and  administrative  expenses  decreased  $3,863,314  for 2005 compared to 2004, or 61%. This decrease is primarily attributed to $2,996,732 in loss  provisions  recorded in the prior year,  decreases  in expenses due to the sale of CST and lower legal expenses.

The decrease in depreciation  and  amortization of $39,106 results from the sale of CST previously explained.

Interest expense was $40,465 for 2005.

Liquidity and Capital Resources

We have  historically  funded our operations  primarily from sales of securities and  operations.  As of March  31,  2005 we had cash  and  cash  equivalents  of
$115,242 and negative  working capital of $601,572.  Cash provided by operations during the nine months ended March 31, 2005 was $385,165. Cash used in financing activities of $506,754 included the payment of deferred  commissions of $382,404 and a decrease in the receivables financing arrangement of $124,350.

We have a balance  outstanding under a receivables  financing  arrangement as of
March 31, 2005 of $183,750.  This represents the amount of marketing commissions receivable that have been sold under an Accounts  Receivable  Purchase Agreement
(Receivables Purchase Agreement) with a bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions  receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions  receivable balances are available in cash advances to
us. Interest charges are 1.3% per month on the marketing commissions  receivable balances used as collateral.  After one year, the Receivables Purchase Agreement is from year to year unless  terminated  in writing by either  party.  We are in compliance with the terms and conditions of the Receivables Purchase Agreement.

On  April  19,  2005,  we  entered  into a  Services  Agreement  with  Vcommerce
Corporation  pursuant to which  Vcommerce has agreed to provide us with the back office for an online  retail store which we plan to offer to  customers  through our sales agent force.  Pursuant to the Services  Agreement,  we paid  Vcommerce
$20,000  upon the signing and will pay $5,000 per month over the first 12 months of the Services  Agreement.  In addition,  we will pay Vcommerce a fee of $4,000 per month for monthly hosting  services and other fees as agreed upon by us. The
Services  Agreement is in effect for 36 months with  automatic  renewals  unless terminated  by  either  party.  We have the  right  to  terminate  the  Services
Agreement after the first 12 months of the term by paying Vcommerce  $24,000 and giving Vcommerce six months notice of termination  during which period Vcommerce would provide no services to us.

Cash  flows  generated  from  operations  and  from  our  receivables  financing arrangement  were  sufficient to meet our working capital  requirements  for the nine months ended March 31, 2005,  but may not be sufficient to meet our working capital  requirements  for the  foreseeable  future  or  provide  for  expansion
opportunities.   Currently,   we  are  slowly  reducing  our  average   balances
outstanding under our receivables financing  arrangement.  We have reduced costs and expenses by reducing personnel, reducing or eliminating unwarranted expenses and have sold CST, our former subsidiary,  which all combined have increased our cash  flows in excess of  $50,000  per month  from  certain  levels for the nine months  ended March 31,  2005.  We are looking at various  financing  and equity
opportunities   to  provide   additional   working   capital  or  for  expansion
opportunities and continue to identify costs and expenses that can be reduced or eliminated.  There can be no assurance we will be able to secure additional debt or equity financing,  that we will be able to reduce or eliminate more costs and expenses or that cash flows from operations  will produce  adequate cash flow to enable  us to meet  all of our  future  obligations  or to be  able  to  expand.
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

Under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and Chief  Financial  Officer,  we  evaluated  the effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  (as defined in Rule 13a-15(e)  under the Securities  Exchange Act of
1934) as of March 31,  2005.  Based upon that  evaluation,  our Chief  Executive
Officer and Chief Financial Officer concluded that, our disclosure  controls and procedures  are effective in timely  alerting  them to the material  information relating to us and our consolidated  subsidiaries required to be included in our periodic filings with the Securities and Exchange Commission.

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

                           Part II - Other Information

Item 1.  Legal Proceedings

Information  as to the lawsuit we filed against  American  communications,  LLC,
David Stone and Harry  Gorlovezsky is contained in our Quarterly Reports on Form
10QSB for the quarters ended December 31, 2004 and September 30, 2004.

On April 7, 2005,  David L.  Jackson,  one of our  directors and a member of our
Compensation Committee, filed a complaint with the California Department of Fair
Employment and Housing (No.  E200405M1559-00-ap) alleging that he was terminated by our Board of Directors  because of "medical  cancer  condition  and disparate treatment because of age, insurance costs, salary,  accrued vacation,  sick pay, severance  pay,  deferred  compensation  claims  during  the time"  that he "was recovering  from  cancer  surgery".  It is our  position  that Mr.  Jackson  was terminated  due to the failure by him to perform  the tasks  assigned to him and that were a part of his  employment  status.  Although  we intend to defend  the claim,  because of the costs  involved,  we may consider a  settlement  with Mr.
Jackson.  Mr. Jackson did not specify in his complaint the amount of his alleged losses.

Item 6. Exhibits

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

2.2               Stock for Stock  Exchange  Agreement  dated May 12,  2004,  by and among Jimmy L.  Boswell,  David G. Lucas, Reginald W.
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
                  Exhibit 3.1 to our Current Report on Form 8-K filed on
                  November 4, 2002).

3.6               Bylaws as amended  through May 12, 2005  (incorporated  by reference  to Exhibit 3 to our Current  Report on Form 8-K filed on May 13, 2005).

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
                  Exhibits A and B) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2001).

10.8              Training Services  Framework  Agreement dated May 17, 2002, between us and e-Max Direct LLC (incorporated by reference to
                  Exhibit 10.1 to our Current Report on Form 8-K filed on July 2,
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

10.18           Letter  Agreement  with Segal & Co.  Incorporated  dated
                February 28, 2005  (incorporated  by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 28, 2005).

14.1            Code of Business Conduct and Ethics  (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year
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

COGNIGEN NETWORKS, INC.

By:      /s/ Thomas S. Smith                             Date: May 16, 2005
     -----------------------
      Thomas S. Smith
      President and Chief Executive
      Officer

By:      /s/ Gary L. Cook                                Date: May 16, 2005
     --------------------
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
                  Exhibit 3.1 to our Current Report on Form 8-K filed on
                  November 4, 2002).

3.6               Bylaws as amended  through May 12, 2005  (incorporated  by reference  to Exhibit 3 to our Current  Report on Form 8-K filed on May 13, 2005).

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
                  A and B) (incorporated by reference to Exhibit 10.1 to our
                  Current Report on Form 8-K filed on December 20, 2001).

10.8              Training Services  Framework  Agreement dated May 17, 2002, between us and e-Max Direct LLC (incorporated by reference to
                  Exhibit 10.1 to our Current Report on Form 8-K filed on July 2,
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

10.18            Letter Agreement with Segal & Co.  Incorporated dated February 28,
                 2005 (incorporated by reference to Exhibit 10.1 to our Current
                 Report on Form 8-K dated February 28, 2005).

14.1             Code of Business Conduct and Ethics  (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year
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