Form 10KSB
period 2005-06-30
COGNIGEN NETWORKS INC
filed 2005-08-30
CIK 726293

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-11730

COGNIGEN NETWORKS, INC.
(Name of small business issuer in its charter)

COLORADO	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6405 - 218th Street, S.W., Suite 305
Mountlake Terrace, Washington	98043
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (425) 329-2300

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    [X]      No    [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

     State issuer’s revenue for its most recent fiscal year: $11,745,673

     The aggregate market value of the voting and non-voting common equity held by non-affiliates at August 15, 2005, computed by reference to the last sale price of $0.68 per share on the OTC Bulletin Board, was $3,907,293.

     The number of shares outstanding of each of the issuer’s classes of common equity on August 15, 2005, was 8,753,972.

Documents Incorporated by Reference

     The information required by Items 9 through 12 and Item 14 is incorporated by reference to our definitive proxy statement or definitive information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy or definitive information statement with the Commission on or before October 28, 2005. If not, we will file an amendment to this Form 10-KSB to add such information.

     Transitional Small Business Disclosure Format     Yes    [   ]     No  [X]

* The information required by Items 9 through 12 and Item 14 is incorporated by reference to our definitive proxy statement or definitive information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy or definitive information statement with the Securities and Exchange Commission on or before October 28, 2005. If not, we will file an amendment to this Form 10-KSB to add such information.

PART I

Forward-Looking Statements.

     The discussion in this report contains forward-looking statements, including, without limitation, statements relating to our wholly owned subsidiaries and us. Although we believe that the expectations reflected in the forward looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The forward looking statements involve risks and uncertainties that affect our business, financial condition and results of operations, including without limitation, our possible inability to become certified as a reseller in all jurisdictions in which we apply, the possibility that our proprietary customer base will not grow as we expect, our possible inability to obtain additional financing, the possible lack of producing agent growth, our possible lack of revenue growth, our possible inability to add new products and services that generate increased sales, our possible lack of cash flows, our possible loss of key personnel, the possibility of telecommunication rate changes and technological changes and the possibility of increased competition. Many of these risks are beyond our control. We are not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended, when making forward looking statements.

Item 1. Description of Business.

BUSINESS

     We were incorporated in May 1983 in Colorado to engage in the cellular radio and broadcasting business. In June 1988, we changed our name to Silverthorne Production Company and commenced operations in the oil and gas industry. These operations were discontinued in 1989. From 1989 to 1999, we attempted to locate acquisition prospects and negotiate an acquisition. Our pursuit of an acquisition did not materialize until August 1999 when we acquired the assets of Inter-American Telecommunications Holding Corporation (“ITHC”). The acquisition was accounted for as a reverse acquisition. We changed our name to Cognigen Networks, Inc. on July 12, 2000.

     The core products that we have been selling have been telecommunications and personal technology services through multifaceted sales and marketing organizations that utilize the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology based products and services. Our founder, Kevin E. Anderson, pioneered our Internet based long distance telecommunication marketing, years before we became a public company. We have invested millions of dollars in developing business systems for our independent agent network around the world. To date, over 820,000 customers have purchased telecommunication and personal technology services and products from our websites. Each of the individuals, who are currently registered as our agents, has a website that is replicated from the main www.ld.net site. This Internet presence containing millions of pages has gained for our principal website the number one ranking among long distance telecommunication marketing websites based on the number of unique visits and pages viewed by Ranking.com. We and our agents account for 11 of the top 27 long distance telecommunication websites listed by Ranking.com.

     Through our network of independent agents, we have sold our own proprietary products and services or sold as agent third party or outside vendor products and services to customers and subscribers worldwide. Domestic and international long distance services make up the major portion of our sales with prepaid calling cards/pins and paging, wireless communications, computers and Internet-based telecommunications products and other products in our sales mix. We sell our own proprietary products and services and, as agent, have contractual agreements with a variety of product and service vendors that provide us with a commission percentage of any sales made through one of our supported web sites. As agent, our web-based marketing division sells the products and services of industry leaders such as 2Speak, Acculinq, Inphonic Cellaular, ShopForT1, Convergia, IBN InterTelcom, The Neighborhood built by MCI, Pioneer Telephone, OPEX, PowerNetGlobal, Speakeasy, Unitel and Trinsic. Our operations are partially dependent on our affiliations with third party providers of the products and services that our agents sell. These third party providers own the rights to sell these products and services. Our ability to offer these products and services is dependent on our agreements with providers being renewed and not terminated. The non-renewal or termination of a substantial number of these agreements would have a material adverse effect on our financial condition and results of operations. Our marketing engine is fueled by distribution channels through an Internet presence and through our corps of independent agents and affiliate groups each with their own customized website.

In late July 2005, we launched LowestCostMall.com, an innovative online shopping website that offers thousands of products at discounted prices. LowestCostMall is being offered by our agents through the same methods they use to sell our telecommunications and personal technology services. Now our agents and their customers can click on our agents’ websites and be exposed to a large quantity of items that they can get delivered to them at a cost that rivals costs in the discount stores. To avail themselves of even lower prices, they can become members of LowestCostMall for a yearly fee. LowestCostMall is designed to serve a public that is now buying many items online for home, work and recreation. The items that can be purchased on our LowestCostMall range from personal electronics to flowers, jewelry and much more. The LowestCostMall currently has about 3000 products listed on it. Our target is 10,000 products in the next 90 days. An independent organization serves as our back office and provisions all of the orders which are direct shipped from the manufacturer to the purchaser. Thus, we have no inventory to maintain.

     In the mid 1990‘s, Kevin E. Anderson, our founder, recognized the marketing potential of the Internet and formed what we believe was one of the first companies to create a marketing operation based exclusively on the Internet. The initial concept was to expand marketing potential by increasing the number of independent agents working within our corporate network while at the same time continuing to increase the number of products and services that these agents could provide to our worldwide customer base. To facilitate the manageable growth of this network and to be able to provide the agents with the support and marketing edge necessary for success, Kevin E. Anderson developed and deployed the “self replicating” web page. This proprietary technology automatically creates a high content, personalized set of e-commerce web pages for each new agent, at the time the agent becomes a member of our network. Additionally, an Internet accessible “private site” is instantly created for the new agent. Each agent can view the agent’s records, activity and account status on which the agent is working. The private site also contains customer detail status, recommended training sources, frequently asked questions and agent benefits. The ingenuity of Kevin E. Anderson and many of the agents who were attracted to us, continues to drive sales through our position on web site searches. We continue to make changes and modifications to our Internet technology to maintain our position.

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

     On April 1, 2003, we and certain principals of Intandem Communications Corp. (Intandem) entered into an agreement (Funding Agreement) pursuant to which we agreed to provide up to $448,093 in a series of loans to Intandem. Effective February 1, 2004, by mutual agreement of the principals of Intandem and us, the Funding Agreement was terminated and a separate agreement, the Termination of Funding Agreement and Settlement Agreement (Termination Agreement), was entered into.

     The Termination Agreement provided that we would convert the notes receivable of $387,399 into 100% of the outstanding stock of Intandem in exchange for payments of $10,000 per month for eight months, assumption of up to approximately $45,000 in liabilities, cancellation of all employment contracts of the Intandem principals and cancellation of options to purchase our common stock. As of the date of the Termination Agreement, $414,149 had been funded under the Funding Agreement. Due to questions of recoverability of this amount and the remaining commitments under the Termination Agreement, a provision of $494,149 has been taken in the statement of operations for the period ended June 30, 2004. This provision represents the $414,149 funding through the date of the Termination Agreement plus an estimate of remaining commitments under the Termination Agreement which approximated $80,000 at the time. Approximately $60,000 remained in accrued liabilities as of June 30, 2004, related to estimated future expenses relating to the Termination Agreement. During the year ended June 30, 2005, this accrual was paid.

     In conjunction with the Funding Agreement, a consultant, Combined Telecommunications Consultancy, Ltd., was to be paid, under his consulting agreement with us, a commission that was being negotiated with us. In October 2004, we agreed with the consultant that $20,000 of a combination of stock and cash was owed by us to the consultant in connection with the Intandem transaction. However, because we bought Intandem, the consultant agreed to waive this commission.

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

     We had marketing commissions revenue from two and three outside vendors that generated a total of approximately 25% and 37%, respectively, of total revenue for the years ended June 30, 2005 and 2004.

Competition

     We compete with all of the companies for whom we sell products as an agent, with a number of companies that are network marketing telecommunication companies, and with all outside vendors who sell telecommunications, personal communications and other products directly and over the Internet.

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

Regulation

     We are not currently subject to any governmental regulations as an Internet marketer of telecommunications and technology based products and services. We are authorized pursuant to authority of the Federal Communications Commission (“FCC”) to operate as an intrastate and international resale carrier under Section 214 of the FCC rules. In addition, we are regulated by some state commissions as a reseller of intrastate long distance telecommunications services.

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

Employees

     As of June 30, 2005, we had 13 employees, all of whom are full-time, based in our offices and facilities in Englewood, Colorado and Mountlake Terrace, Washington.

Item 2. Description of Property

     We lease approximately 3,353 square feet of office space at 6405 218th Street, S.W., Suite 305, Mountlake Terrace, Washington 98043, pursuant to a lease that will terminate on July 31, 2007 (unless extended), and that currently requires monthly rental payments of $5,100. We also lease two offices, for approximately $1,900 per month, in executive office space located at 9800 Mt. Pyramid Court, Suite 400, Englewood, Colorado 80112 pursuant to a lease that will expire upon three months notice by us.

   Item 3. Legal Proceedings

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

     In October 2004, American Communications issued us a check for $21,000 as a complete settlement of our claims. We returned the check to the attorney for American Communications and subsequently sent a letter to the attorney for American Communications stating that the check was not a complete settlement. The attorney for American Communications never agreed to the letter that we sent. We deposited the check in February 2005. We will dismiss the claim for the dishonored check and might have to argue that, by depositing the check, we did not waive our other claims.

     The attorney for American Communications and Stone filed a motion to withdraw as their counsel in February 2005 and we field a motion for summary judgment against American Communications, Stone and Gorlovesky in June 2005.

     On April 7, 2005, David L.Jackson, one of our directors and a member of our Compensation Committee, filed a complaint with the California Department of Fair Employment and Housing (No. E200405M1559-oo-ap) alleging that he was improperly terminated as an employee by our Board of Directors. Because of the costs involved in litigating this complaint, we settled with Mr. Jackson by agreeing to pay Mr. Jackson $32,000 in one lump sum. Mr. Jackson did not specify in his complaint the amount of his alleged losses.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our security holders during our fourth fiscal quarter ended June 30, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

     Our common stock is quoted on the NASD OTC Bulletin Board under the symbol “CGNW.OB.” The following table sets forth, for the periods indicated, the high and low closing bid price quotations for the common stock as reported by the National Quotation Bureau, LLC. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid
Quarter ended June 30, 2005	$ 0.52	$ 0.32
Quarter ended March 31, 2005	0.36	0.32
Quarter ended December 31, 2004	0.37	0.13
Quarter ended September 30, 2004	0.26	0.15
Quarter ended June 30, 2004	0.32	0.20
Quarter ended March 31, 2004	0.34	0.22
Quarter ended December 31, 2003	0.35	0.20
Quarter ended September 30, 2003	0.54	0.32

     As a result of our common stock not being quoted on a national exchange, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission. The rule provides that various sales practice requirements are imposed on broker/dealers who sell our common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell our common stock, which may affect the ability of purchasers to sell our common stock in the open market.

     Historically, our common stock has not traded in high volumes. An active or liquid trading market in our common stock may not develop or, if it does develop, it may not continue.

     The market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new products and services by us or our competitors, and our failure to achieve operating results consistent with securities analysts’ projections of our performance.

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

     As of August 15, 2005 there were approximately 1,188 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

     We have never paid and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations and in the expansion of our business.

     The following is a table with information regarding our equity compensation plans as of June 30, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans	475,000.33		150,000
approved by security holders

Equity compensation plans	1,075,000.77		--
not approved by security
holders

Total	1,550,000.64		150,000

A description of the options and warrants issued without shareholder approval is contained in Note 5 Stockholders’ Equity – Stock Options and Warrants – contained in our Notes to Consolidated Financial Statements.

     We did not issue any equity securities or warrants or options during our last fiscal year that ended June 30, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

     We are an Internet and relationship enabled marketer. The core products that we have sold have been long distance telephone and personal communications services. We have generated revenue in two ways. First, marketing commissions revenue has been generated from a number of vendors who are represented on our agent web sites and for whom we sell their telecommunications and other products and services via contractual agreements. Second, we have generated telecommunications revenue through sales of our proprietary products and services through our agent web sites. Our founder, Kevin E. Anderson, pioneered our Internet based long distance telecommunication marketing opportunity in the 1990s. We have invested millions of dollars in developing business systems for our independent agent network around the world. To date, over 820,000 customers have purchased telecommunication and personal technology services and products from our websites. Each of the individuals, who are currently registered as our agents, has a website that is replicated from the main www.ld.net site. This Internet presence containing millions of pages has gained for our principal website the number one ranking among long distance telecommunication marketing websites based on the number of unique visits and pages viewed by Ranking.com. We and our agents account for 11 of the top 27 long distance telecommunication websites listed by Ranking.com.

     We formed a subsidiary, LowestCostMall, Inc. (LCM), in May 2005 to begin offering customers, through our sales agent force, an online retail store. These operations will be consolidated as part of our consolidated operations beginning in June 2005. LCM provides innovative online shopping of thousands of discounted products such as flowers, jewelry, electronic and household items. Revenue is generated by LCM through the sales of discounted products and sales of memberships to lower prices for those same discounted prices. The membership enables the member to access even lower prices on the same discounted products.

     In prior years, we made a major strategic transition in our business profile and delivery of telecommunications products and services. In addition to being historically successful at representing and selling the telecommunications services and products of outside vendors, we began selling multiple branded products and services whereby the customer and account are owned by us. We refer to these products and services as our proprietary products and services. The most significant impact of this strategic transition is that by billing our owned customer accounts, we generate approximately five to seven times as much revenue compared to commission revenue we receive from vendors.

     Through the acquisition of multiple state licenses, billing capability, and new distribution channels, we can grow revenue, maintain closer contact to our customers, and control bottom line retention and contribution to a greater degree.

     See additional discussion of liquidity and capital resources below.

     We had cash flows from operations for fiscal 2005 of $580,177 compared to $227,938 for fiscal 2004. This improvement began to be realized towards the end of fiscal 2004. The cost and expense reductions implemented were centered on improving our cash flows and included reducing personnel, reducing or eliminating unwarranted expenses and the sale of our subsidiary, CST, among other things.

     We had net income for fiscal 2005 of $1,830,136, including an income tax benefit of $815,303. The income tax benefit of $815,303 represents the net tax effect of accounting for our prior year net operating losses, previously valued at zero because of a valuation allowance, now given value as management believes that these net operating losses will be fully utilized. Given our recent history of profitability, we have changed the valuation allowance resulting in an asset being recognized for these net operating losses.

Detailed Statement of Operations Data:	Proforma	2005	2004
Revenue
Marketing commissions	$ 6,046,084	$ 6,046,084	$ 5,080,650
Telecommunications	5,699,589	5,699,589	5,636,291
Other	--	--	18,158

Total revenue	11,745,673	11,745,673	10,735,099

Operating expenses
Commissions:
Marketing	3,899,084	3,376,606	2,512,429
Telecommunications	831,150	831,150	729,312
Telecommunications	3,171,958	3,171,958	3,103,394
Selling, general and administrative	3,285,937	3,285,937	7,165,855
Depreciation and amortization	18,025	18,025	55,898

Total operating expenses	11,206,154	10,683,676	13,566,888

Income (loss) from operations	539,519	1,061,997	(2,831,789)
Interest expense	(47,164)	(47,164)	(46,849)

Income (loss) before income taxes	492,355	1,014,833	(2,878,638)
Income taxes	(167,400)	815,303	--

Net income (loss)	$ 324,955	$ 1,830,136	$(2,878,638)

Basic income (loss) per common share	$ .04	$ .20	$ (.32)

The proforma statement of operations data reflects the statement of operations data for the year ended June 30, 2005 had the marketing commissions payments to a shareholder, under the Stock Redemption Agreement, of $522,478 been accounted for as marketing commissions expense on the statement of operations versus as a reduction of deferred commissions payable on the balance sheet. We anticipate these payments will be accounted for as marketing commissions expense starting in the second quarter of fiscal 2006. See further details in Note 5 – Stockholders’ Equity to the notes to the consolidated financial statements. The proforma also reflects the income taxes we will be required to make in 2006 as we start to utilize the net operating losses.

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

     Total revenue for fiscal 2005 was $11,745,673 compared to $10,735,099 for 2004, a 9% increase from the prior year. Marketing commissions revenue was $6,046,084 for 2005 compared to $5,080,650 for the prior year. Telecommunications revenue was $5,699,589 for 2004 as compared to $5,636,291 for the prior year.

     Marketing commissions revenue for 2005 increased $965,434 from that of 2004 or 19%. This increase results from entering into agreements to market additional and new products that were and remain very consumer desirable such as voice over internet protocol (VoIP) telephone services, cell phones, satellite television and bundled services for local and long distance service.

     Telecommunications revenue from our proprietary customers was consistent with the prior year with a slight increase of $63,298 for 2005 compared to 2004, or 1%. Our proprietary customer base has decreased from approximately 23,000 at the end of 2004 compared to approximately 22,000 proprietary customers as of the end of 2005. We are looking at various carriers to develop better branded long distance and international rates and to develop our own branded VOIP products which we believe will help us increase our proprietary customer base and revenue.

     Marketing commissions expense increased from $2,512,429 for 2004 to $3,376,606 for 2005, an increase of $864,177, or 34%. This increase correlates to the increase in marketing commissions revenue explained above. A good portion of the increased marketing commission revenue results from products such as cell phones and satellite television which pay higher marketing commissions revenue to us and for which we pay higher marketing commissions expense to the agents. This higher marketing commissions expense on these sales has caused our marketing commissions expense as a percentage of marketing commissions income to go from 49% for 2004 to 56% for 2005. Had the payments to a shareholder described in Note 5 (Stockholders Redemption Agreement) to the Consolidated Financial Statements been recorded as marketing commissions expense instead of a reduction of deferred commissions payable on the balance sheet, marketing commissions expense would have been higher by $522,478. See proforma statement of operations data above.

     Telecommunications commissions expense increased from $729,312 for 2004 to $831,150 for 2005, $101,838, or 14% higher. The higher commissions on a similar amount of telecommunications revenue reflect more products and services being sold in 2005 through Intandem which are paid at higher commission rates than those paid on marketing commissions revenue.

     Telecommunications operating expenses, primarily carrier costs, increased slightly $68,564 or 2% for 2005 compared to 2004, from $3,103,394 to $3,171,958. This increase is consistent with the increase in corresponding revenue for the same time period.

     Selling, general and administrative expenses decreased $883,186 for 2005 compared to 2004, or 21%. Monthly decreases in selling, general and administrative expenses have occurred in excess of $25,000 per month since February 1, 2004 as a result of our sale of CST and other expense cutting measures we initiated towards the end of the prior year to control expenses.

     The loss provisions in the prior year relate to the sale of CST and the termination of the Intandem Funding Agreement for $2,502,583 and $494,149, respectively.

     Depreciation and amortization decreased $37,873 from $55,898 for 2004 to $18,025 for 2005. This decrease was a result of the sale of CST, as previously described, and to assets becoming fully depreciated.

     Interest expense for 2005 of $47,164 is consistent with that of 2004.

     The income tax benefit of $815,303 primarily represents the net tax effect of accounting for our prior year net operating losses, previously valued at zero because of a valuation allowance, now given value as management believes that these net operating losses will be fully utilized.

Seasonality and Economic Conditions

     We do not believe that our current revenue and sales are affected by seasons of the year.

Inflation

     We do not believe that inflation had a material impact on our results of operations for the fiscal years ended June 30, 2005 or 2004.

Liquidity and Capital Resources

     We have historically funded our operations primarily from sales of securities and operations. As of June 30, 2005 we had cash and cash equivalents of $143,224 and negative working capital of $3,290. Cash provided by operations during the year ended June 30, 2005 was $580,177 up from $227,938 for the year ended June 30, 2004. We anticipate cash provided from operations will be adversely affected in the second quarter of fiscal 2006 when we begin accounting for the marketing commissions paid to a shareholder, described in Note 5 to the Consolidated Financial Statement, are recorded as marketing commission expense versus as a reduction to deferred commissions on the balance sheet. Overall cash flows will not be affected by this accounting.

     Cash used in financing activities of $635,578 primarily included lower balances from the receivables financing agreement of $113,100 and the payment of deferred commissions of $522,478.

     We have a balance outstanding under a receivables financing arrangement with Silicon Valley Bank as of June 30, 2005 of $195,000. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with a bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to us. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. After one year, the Receivables Purchase Agreement is from year to year unless terminated in writing by either party. We are in compliance with the terms and conditions of the Receivables Purchase Agreement.

     Cash flows generated from operations and from our receivables financing arrangement were sufficient to meet our working capital requirements for the year ended June 30, 2005, but may not be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. Currently, we are slowly reducing our average balances outstanding under our receivables financing arrangement. We have reduced costs and expenses by reducing personnel, reducing or eliminating unwarranted expenses and have sold CST, our former subsidiary, which all combined have increased our cash flows. We are looking at various financing and equity opportunities to provide additional working capital or for expansion opportunities and continue to identify costs and expenses that can be reduced or eliminated. There can be no assurance we will be able to secure additional debt or equity financing, that we will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable us to meet all of our future obligations or to be able to expand. However, we believe that we will be successful in producing sufficient cash flows from all collective sources to continue for at least the next twelve months.

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

     Our critical accounting policies are as follows:

o	marketing commissions receivable;

o	valuation of long-lived assets;

o	commissions payable;

o	revenue recognition; and

o	income taxes

Marketing Commissions Receivable

     Marketing commissions receivable represent amounts due from outside vendors of telecommunication services used by subscribers. Typically outside vendors pay commissions due to us forty five to sixty days after the usage month-end.

     There is no allowance for doubtful accounts as of June 30, 2005 established by us to provide for potential uncollectible accounts as management has written off all receivables determined to be uncollectible as of that date.

Valuation of Long-Lived Assets

     We assess valuation of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Commissions Payable

     Commissions payable represent amounts due to agents for commissions related to the usage or sales for which we are due marketing commissions revenue from our outside vendors and commissions payable on sales of telecommunications revenue. It is our policy to pay commissions to its agents only after receiving commissions due from its outside vendors. This policy results in approximately two months commission payable at any point in time. Commissions are paid on telecommunications revenue usually within one to two months of generating the telecommunications revenue. Commissions will be paid on sales of discounted products through LCM usually one to two months of generating the sales revenue.

Revenue Recognition

Marketing Commissions

Marketing commissions revenue from the sale of long-distance telephone, personal communication devices and marketing products is recognized at the time of sale.

Telecommunications

Telecommunications pin revenue is recorded when the pins are shipped. Our policy is to delay shipment of pins for a short period of time after receipt of cash to allow for processing. This delay results in deferred revenue, which is recorded as a liability until the pins are shipped. Pin revenue includes amounts paid for the cost of the telecommunications services provided by third-party carriers.

Telecommunications long distance phone service revenue is recorded when services are rendered.

Revenue generated through the sales of products through LCM will be recorded when the products have been shipped. Sales of products where the shipping has not occurred will be deferred until the product has been shipped.

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

For the year ended June 30, 2005 an income tax benefit of $815,303 was recorded. This benefit primarily represents the net tax effect of accounting for our prior year net operating losses, previously valued at zero because of a valuation allowance, now given value as management believes that these net operating losses will be fully utilized.

Recently Issued Accounting Pronouncements

In December 2004 the FASB issued revised SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will not have a material impact on our consolidated results of operations and earnings per share, but has not yet completed its evaluation.

In December 2004 the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

Forward Looking Statements

     Certain of the information discussed herein, and in particular in this section entitled “Management’s Discussion and Analysis or Plan of Operations,” contains forward looking statements that involve risks and uncertainties that might adversely affect our operating results in the future in a material way. Such risks and uncertainties include, without limitation, our possible inability to become certified as a reseller in all jurisdictions in which we apply, possibility that our proprietary customer base will not grow as we expect, our possible inability to obtain additional financing, the possible lack of producing agent growth, our possible lack of revenue growth, our possible inability to add new products that generate sales, our lack of cash flows, our possible loss of key personnel, the possibility of telecommunication rate changes and technological changes and the possibility of increased competition. Many of these risks are beyond our control. We are not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934 as amended, when making forward-looking statements.

We are an Internet and relationship enabled marketer. The core products that we have sold have been long distance telephone and personal communications services. We have generated revenue in two ways. First, marketing commissions revenue has been generated from a number of vendors who are represented on our agent web sites and for whom we sell their products and services via contractual agreements. Second, we have generated telecommunications revenue through sales of our own proprietary products and services through our agent web sites.

We formed a subsidiary, LowestCostMall, Inc. (LCM), in May 2005 to begin offering customers, through our sales agent force, an online retail store. These operations will be consolidated as part of our consolidated operations beginning in July 2005. LCM provides innovative online shopping of thousands of discounted products such as flowers, jewelry, electronic and household items. Revenue is generated by LCM through the sales of discounted products and sales of memberships to lower prices for those same discounted prices. The membership enables the member to access even lower prices on the same discounted products.

Item 7. Financial Statements.

     Reference is made to the financial statements, the reports thereon and the notes thereto included as a part of this Annual Report on Form 10-KSB, which financial statements, reports and notes are incorporated herein by reference.

COGNIGEN NETWORKS, INC.

Consolidated Financial Statements
and
Independent Auditors’ Report
June 30, 2005 and 2004

COGNIGEN NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cognigen Networks, Inc.
Mountlake Terrace, Washington

We have audited the accompanying consolidated balance sheet of Cognigen Networks, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognigen Networks, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Ehrhardt Keefe Steiner & Hottman PC

August 12, 2005
Denver, Colorado

COGNIGEN NETWORKS, INC.
Consolidated Balance Sheet

June 30, 2005

Assets
Current assets
Cash	$ 143,224
Accounts receivable	457,729
Marketing commissions receivable	1,198,530
Current portion of deferred tax asset	362,272
Other current assets	83,908

Total current assets	2,245,663

Non-current assets
Property and equipment, net	15,907
Long term portion of deferred tax asset	453,031
Deposits and other assets	31,965

Total non-current assets	500,903

Total assets	$ 2,746,566

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 566,636
Accrued liabilities	245,812
Commissions payable	1,034,249
Current portion of deferred commissions	226,068
Receivables financing arrangement	195,000
Other current liabilities	20,350

Total current liabilities	2,288,115

Other non-current liabilities	116

Total liabilities	2,288,231

Commitments and contingencies
Stockholders’ equity
8% Convertible Series A preferred stock, no par value, 20,000,000 shares authorized,
500,000 shares issued and outstanding, $1.00 per share liquidation preference
($608,225 including undeclared dividends)	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972 shares issued
and outstanding	8,754
Additional paid-in capital	11,954,331
Accumulated deficit	(11,954,750)

Total stockholders’ equity	458,335

Total liabilities and stockholders’ equity	$ 2,746,566

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2005	2004
Revenue
Marketing commissions	$ 6,046,084	$ 5,080,650
Telecommunications	5,699,589	5,636,291
Other	--	18,158

Total revenue	11,745,673	10,735,099

Operating expenses
Commissions:
Marketing	3,376,606	2,512,429
Telecommunications	831,150	729,312
Telecommunications	3,171,958	3,103,394
Selling, general and administrative	3,285,937	4,169,123
Loss provision for sale of CST	--	2,502,583
Loss provision for termination of Intandem Funding	--	494,149
Depreciation and amortization	18,025	55,898

Total operating expenses	10,683,676	13,566,888

Income (loss) from operations	1,061,997	(2,831,789)
Interest expense	(47,164)	(46,849)

Income (loss) before income taxes	1,014,833	(2,878,638)
Income taxes	815,303	--

Net income (loss)	1,830,136	(2,878,638)
Preferred dividends	(40,000)	(40,000)

Net income (loss) attributable to common shareholders	$ 1,790,136	$(2,918,638)

Income (loss) per common share - basic	$ .20	$ (.32)

Weighted average number of common shares outstanding - basic	8,753,972	9,223,917

Income (loss) per common share - diluted	$ .20	$ (.32)

Weighted average number of common shares outstanding - diluted	9,289,869	9,223,917

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2005 and 2004

	Preferred Stock	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 30, 2003	500,000	$450,000	9,553,972	$ 9,554	$ 12,175,531	$(10,934,470)	$ 1,700,615
Common stock repurchased in connection
with the CST transaction (Note 5)	--	--	(800,000)	(800)	(247,200)	--	(248,000)
Issuance of warrants to purchase common
stock in connection with the CST
transaction (Note 5)	--	--	--	--	26,000	--	26,000
Dividends on preferred stock	--	--	--	--	--	(40,000)	(40,000)
Net loss	--	--	--	--	--	(2,878,638)	(2,878,638)

Balance - June 30, 2004	500,000	450,000	8,753,972	8,754	11,954,331	(13,853,108)	(1,440,023)
Reversal of dividends on preferred stock
(Note 5)	--	--	--	--	--	68,222	68,222
Net income	--	--	--	--	--	1,830,136	1,830,136

Balance - June 30, 2005	500,000	$450,000	8,753,972	$ 8,754	$ 11,954,331	$(11,954,750)	$ 458,335

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$ 1,830,136	$(2,878,638)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	18,025	55,898
Provision for doubtful accounts	143,017	210,149
Loss provision for sale of CST, net of cash	--	2,472,798
Loss provision for termination of Intandem Funding Agreement	--	494,149
Income tax expense	(815,303)	--
Changes in assets and liabilities
Accounts receivable	(94,654)	(459,417)
Commissions receivable	(425,362)	139,932
Inventory	9,816	9,358
Other current assets	(50,971)	5,901
Deposits and other assets	26,360	20,192
Accounts payable	(103,780)	79,502
Accrued liabilities	(198,286)	235,929
Commissions payable	222,520	(81,119)
Other current liabilities	18,712	(64,121)
Other liabilities	(53)	(12,575)

	(1,249,959)	3,106,576

Net cash provided by operating activities	580,177	227,938

Cash flows from investing activities
Purchases of property and equipment	(14,986)	--
Advances to Intandem	--	(241,397)
Payments received on notes receivable	--	80,000
Increase in notes receivable	--	(22,500)
Other	--	5,955

Net cash used in investing activities	(14,986)	(177,942)

Cash flows from financing activities
Decrease in receivables financing arrangement and notes payable	(113,100)	(50,000)
Increase in receivables financing arrangement	--	308,100
Payments on deferred commissions	(527,709)	(526,644)
Other	5,231	19,167

Net cash used in financing activities	(635,578)	(249,377)

Net decrease in cash	(70,387)	(199,381)
Cash - beginning of year	213,611	412,992

Cash - end of year	$ 143,224	$ 213,611

(Continued on following page.)

COGNIGEN NETWORKS, INC.

Consolidated Statements of Cash Flows

(Continued from previous page.)

Supplemental disclosure of cash flow information:

     Cash paid for interest was $47,164 and $46,849 for 2005 and 2004, respectively.

Supplemental disclosure of non-cash activity:

     During the year ended June 30, 2004:

The Company issued 200,000 warrants to the principals of CST and received 800,000 shares of common stock in the Stock for Stock Exchange Agreement.

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

Cognigen Networks, Inc. (the Company) was incorporated in May 1983 in the State of Colorado to engage in the cellular radio and broadcasting business and to engage in any other lawful activity permitted under Colorado law. In June 1988, the Company changed its name to Silverthorne Production Company (Silverthorne) and commenced operations in the oil and gas industry. These operations were discontinued in 1989. Between 1989 and 1999, Silverthorne attempted to locate acquisition prospects and negotiate an acquisition. Silverthorne’s pursuit of an acquisition did not materialize until August 20, 1999, with the acquisition of the assets of Inter-American Telecommunications Holding Corporation (ITHC), which was accounted for as a reverse acquisition. The surviving entity changed its name to Cognigen Networks, Inc. on July 12, 2000.

The Company is an Internet and relationship enabled marketer. The core products that have been sold have been long distance telephone and personal communications services. Revenue is generated in two ways. First, marketing commissions revenue is generated from a number of vendors who are represented on the Company’s agent web sites and for whom the Company sells their products and services via contractual agreements. Second, telecommunications revenue is generated through sales of the Company’s proprietary products and services through the Company’s agent web sites.

The Company formed a subsidiary, LowestCostMall, Inc. (LCM), in May 2005 to begin offering customers, through its sales agent force, an online retail store. These operations will be consolidated as part of the consolidated operations beginning in July 2005. LCM provides innovative online shopping of thousands of discounted products such as flowers, jewelry, electronic and household items. Revenue is generated by LCM through the sales of discounted products and sales of memberships to lower prices for those same discounted prices. The membership enables the member to access even lower prices on the same discounted products.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries, Cognigen Switching Technologies, Inc. (CST) through January 31, 2004, Intandem Communications Corp. (Intandem) since February 1, 2004 and LCM beginning in July 2005. See Note 5 regarding information regarding the sale of CST and Note 7 for information on Intandem. All intercompany accounts and transactions have been eliminated in consolidation.

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, balances of cash and cash equivalents exceeded the federally insured limit by approximately $440,747.

Marketing Commissions Receivable

Marketing commissions receivable represent amounts due from outside vendors of telecommunication products and services used by subscribers. Typically outside vendors pay commissions due to the Company forty five to sixty days after the usage month-end.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)

Marketing Commissions Receivable (continued)

There is no allowance for doubtful accounts as of June 30, 2005 established by the Company to provide for potential uncollectible accounts as management has written off all receivables determined to be uncollectible as of that date.

The Company had marketing commissions revenue from two and three outside vendors that generated a total of approximately 25% and 37%, respectively, of total revenue for the years ended June 30, 2005 and 2004.

Inventory

Currently, inventory consists of prepaid calling cards held for resale and is stated at the lower of cost or market, determined using the first-in, first-out method (FIFO). Calling cards are purchased from a variety of vendors at a discount from the face value. Excise tax of 3% of the face value is paid at the time of purchase. When the calling cards are sold, the excise tax is collected and offset against the prepaid excise tax.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 7 years.

Valuation of Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Accounts Receivable

At the time the accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of the customer. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. There is no allowance as of June 30, 2005 as management has written off all accounts receivable against the allowance for doubtful accounts as of this date and determined that additional allowance is not considered necessary as of this date.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)

Commissions Payable

Commissions payable represent amounts due to agents for commissions related to the usage or sales for which the Company is due marketing commissions revenue from its outside vendors and commissions payable on sales of telecommunications revenue. It is the Company’s policy to pay commissions to its agents only after receiving commissions due from its outside vendors. This policy results in approximately two months commission payable at any point in time. Commissions are paid on telecommunications revenue usually within one to two months of generating the telecommunications revenue. Commissions will be paid on sales of discounted products through LCM usually one to two months of generating the sales revenue.

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

For the year ended June 30, 2005 an income tax benefit of $815,303 was recorded. This benefit primarily represents the net tax effect of accounting for our prior year net operating losses, previously valued at zero because of a valuation allowance, now given value as management believes that these net operating losses will be fully utilized.

Revenue Recognition

Marketing Commissions

Marketing commissions revenue from the sale of long-distance telephone, personal communication devices and marketing products is recognized at the time of sale.

Telecommunications

Telecommunications pin revenue is recorded when the pins are shipped. The Company’s policy is to delay shipment of pins for a short period of time after receipt of cash to allow for processing. This delay results in deferred revenue, which is recorded as a liability until the pins are shipped. Pin revenue includes amounts paid for the cost of the telecommunications services provided by third-party carriers.

Telecommunications long distance phone service revenue is recorded when services are rendered.

Revenue generated through the sales of products through LCM will be recorded when the products have been shipped. Sales of products where the shipping has not occurred will be deferred until the product has been shipped.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic income (loss) per common share would have been changed to the pro forma amounts indicated below:

	For the Years Ended June 30,
	2005	2004
Net income (loss) - as reported	$2,173,396	$(2,787,638)
Deduct stock-based compensation expense determined under the
fair value based method, net of tax	--	(20,832)

Net income (loss) - pro forma	$2,173,396	$(2,808,470)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended June 30,
	2005		2004
Approximate risk free rate	4.00%		6.00%
Average expected life	5 year	s	5 years
Dividend yield	0%		0%
Volatility	56%		54%
Estimated fair value of total options granted	$ .00		$20,832

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising costs for the years ended June 30, 2005 and 2004 were $39,722 and $106,634, respectively.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)

Income (Loss) Per Share

The Company applies the provisions of SFAS No. 128, “Earnings Per Share”. All dilutive potential common shares that have an anti-dilutive effect on diluted per share amounts have been excluded in determining net income (loss) per share. The dilutive effect of stock options, warrants and preferred stock included in the calculation of income (loss) per share on a diluted basis for the years ended June 30, 2005 and 2004 are 535,897 and 0, respectively. 1,514,103 and 3,200,000 of options, warrants, and preferred stock have been excluded from diluted shares for the years ended June 30, 2005 and 2004, respectively, as their affect was anti-dilutive.

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

Recently Issued Accounting Pronouncements

In December 2004 the FASB issued revised SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will not have a material impact on the Company’s consolidated results of operations and earnings per share, but has not yet completed its evaluation.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In December 2004 the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Note 2 — Property and Equipment

Property and equipment consist of the following at June 30, 2005:

Furniture and fixtures	$ 10,286
Computer equipment	127,456
Equipment	19,504
Leasehold improvements	168,064
Software	136,284

461,594
Less accumulated depreciation	(445,687)

$ 15,907

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 3 – Receivables Financing Arrangement

The balance of receivables financing arrangement as of June 30, 2005 is $195,000. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works as a condition to the Receivables Purchase Agreement. Facility, audit and due diligence fees were paid to the bank of $15,976. In addition, finder’s fees were paid to a party who may be deemed to be a related party of $19,337. Both of these amounts have been fully amortized into interest expense through June 30, 2005. The Receivables Purchase Agreement is renewable from year to year unless terminated in writing by either party.

Note 4 — Income Taxes

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

The Company’s temporary differences result primarily from differing depreciation and amortization periods of certain assets, provision for doubtful accounts, net operating loss carryforwards and the recognition of certain expenses for financial statement purposes and not for tax purposes. The Company has approximately $2,264,000 of net operating loss carryforwards, which expire in varying amounts through 2024, if unused. The Company used approximately $609,000 of net operating loss carryforwards in the current year.

Temporary differences and carryforwards giving rise to a significant portion of deferred tax assets (liabilities) are as follows at June 30, 2005:

Current
Allowance for doubtful accounts	$ 10,326
Vacation accruals	11,945
Net operating loss carryforwards	339,701
Long-term
Net operating loss carryforwards	430,178
Other	23,153
Less valuation allowance	--

$815,303

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 4 — Income Taxes (continued)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

	For the Years Ended June 30,
	2005	2004
Income tax expense (benefit) at the statutory rate	$ 345,043	$(1,073,739)
State and local income taxes, net of federal income tax	--	(105,763)
Change in valuation allowance	(1,164,300)	1,202,000
Nondeductible expenses	3,954	2,727
Other timing differences, net	--	(25,225)

Deferred income tax expense (benefit)	$ (815,303)	$ --

For the year ended June 30, 2005 an income tax benefit of $815,303 was recorded. This benefit primarily represents the net tax effect of accounting for our prior year net operating losses, previously valued at zero because of a valuation allowance, now given value as management believes that these net operating losses will be fully utilized.

Note 5 — Stockholders’ Equity

Preferred Stock

As of June 30, 2005, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A.

On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc. for $500,000. Each share of the 8% Convertible Series A Preferred Stock is convertible, at the option of the holder, into one share of the Company’s common stock for a period of five years. After five years the Preferred Stock is automatically converted to common stock. The Preferred Stock does not have voting rights and has a liquidation preference of $1.00 per share. In conjunction with the issuance of the Preferred Stock, the Company paid $30,000 in cash and issued 64,516 shares of the Company’s common stock valued at $20,000 to unaffiliated third-parties as a finders’ fee.

Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. During the current year, the Company reversed $68,222 of accrued dividends that had been accrued on the balance sheet because they had not been declared. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $108,225 as of June 30, 2005.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 5 — Stockholders’ Equity (continued)

Common Stock

Stock for Stock Exchange Agreement

On May 12, 2004, after approval by the Board of Directors, the Company entered into a Stock for Stock Exchange Agreement with Jimmy L. Boswell, David G. Lucas, Reginald W. Einkauf and John D. Miller (collectively the Principals) pursuant to which the Principals agreed to exchange with the Company a total of 800,000 shares of the Company’s common stock owned by the Principals for all of the outstanding common stock of the Company’s wholly-owned subsidiary, CST, and warrants to purchase 200,000 shares of the Company’s common stock effective February 1, 2004. The closing occurred on May 21, 2004. At the closing CST entered into a Master Services Agreement (MSA) to provide the Company with telecommunications rating, billing, provisioning, customer care, commissioning and database management for a fee. The MSA was effective February 1, 2004 and goes for one year periods unless terminated by either party at the end of each period with a 30 day notice.

As part of the closing, CST entered into a new note with a then existing lender representing approximately $223,000 in debt. All options to purchase common stock of the Company issued to CST employees were terminated except for the option to purchase 200,000 shares of the Company’s common stock owned by Jimmy L. Boswell which option expired in August 2004 and was exercisable at $3.68 per share.

In conjunction with the Stock for Stock Exchange Agreement, goodwill with a net book value of $2,893,029 was written off. With consideration of approximately $26,000, calculated using the Black Scholes method of calculation for the 200,000 warrants, goodwill of $2,893,029 and $168,448 in negative equity that was assumed by the Principals, and the 800,000 shares of the Company’s common stock that was repurchased from the Principals valued at $.31 per share, the Company recorded a loss of $2,502,583 on this transaction that was included in the statement of operations for the year ended June 30, 2004.

Stock Redemption Agreement

On November 21, 2001, the Company entered into a Stock Redemption Agreement with the Anderson Family Trust (AFT), a substantial stockholder of the Company, and Cantara communications Corporation (Cantara) whereby AFT sold 2,712,501 shares of the Company’s common stock to the Company in exchange for the transfer by the Company to Cantara of the original Cognigen Agency and all of its downline agents. As a result of this transaction, Cantara received the contingent right to receive all of its direct sales commissions and generational downline commission overrides. During the first twelve months of the ownership by Cantara of the former Cognigen Agency, now renamed Cantara, Cantara agreed to a capping of the commissions payable to it, thereafter commencing January 2003, Cantara has received the full direct and generational override commissions it is entitled to earn pursuant to the existing and current Company commission structure applicable for all agents. Payment of commissions to Cantara is totally contingent upon the generation of sales by it and its downline agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by employees of Cantara and/or its downline sub-agents. Cantara has contracted with Kevin E. Anderson Consulting, Inc. (KEAC), a corporation owned by Kevin E, Anderson, founder of Cognigen Communications Corporation and a beneficiary of the AFT, to manage Cantara for a set monthly fee. AFT owns approximately 13% of the Company’s common stock. Currently, the monthly commission payment to the Cantara is approximately 11% of the total commissions paid monthly to all of the Company’s agents.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 5 — Stockholders’ Equity (continued)

Common Stock (continued)

Stock Redemption Agreement (continued)

The following presents statement of operations data and proforma data. The proforma data reflect certain statement of operations accounts for the years ended June 30, 2005 and 2004 that reflect the increase in commissions expense had the payments to the stockholder, described in the preceding paragraph, during these periods been accounted for as commissions expense rather than a reduction to deferred commissions payable.

	Pro Forma Year Ended June 30, 2005	Actual Year Ended June 30, 2005	Pro Forma Year Ended June 30, 2004	Actual Year Ended June 30, 2004
Total revenue	$11,745,673	$11,745,673	$ 10,735,099	$ 10,735,099

Operating expenses:
Marketing commissions	4,730,234	4,207,756	3,768,385	3,241,741
Telecommunications	3,171,958	3,171,958	3,103,394	3,103,394
Selling, general and administrative	3,285,937	3,285,937	4,169,123	4,169,123
Loss provision for sale of CST	--	--	2,502,583	2,502,583
Loss provision for termination of
Intandem Funding	--	--	494,149	494,149
Depreciation and amortization	18,025	18,025	55,898	55,898

Total operating expenses	11,206,154	10,683,676	14,093,532	13,566,888

Income from operations	$ 539,519	$ 1,061,997	$(3,358,433)	$(2,831,789)

Income taxes	$ 815,303	$ 815,303	$ --	$ --

Net income attributable to
common shareholders	$ 1,267,658	$ 1,790,136	$(3,445,282)	$(2,918,638)

Income per common share - basic	$ .14	$ .20	$ (.37)	$ (.32)

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 5 — Stockholders’ Equity (continued)

Stock Options

The Company has established the 2001 Incentive and Nonstatutory Stock Option Plan (the Plan), which authorizes the issuance of up to 625,000 shares of the Company’s common stock. The Plan will remain in effect until 2011 unless terminated earlier by an action of the Board. All employees, board members and consultants of the Company are eligible to receive options under the Plan at the discretion of the Board. Options issued under the Plan vest according to the individual option agreement for each grantee.

During the year ended June 30, 2005, there were no options granted, including any options under the Plan. During the year ended June 30, 2004, the Company granted to an employee, options to purchase 10,000 shares of common stock of the Company. These options vested 5,000 immediately and 5,000 in one year, were exercisable at $.39 per share and expired in five years. These options terminated during the year ended June 30, 2004.

In January 2004, the Board of Directors granted 200,000 options to an officer of the Company. These options vest 100,000 immediately and 25,000 each year for the ensuing four years, are exercisable at $.23 per share and expire five years from the date of grant..

During the year ended June 30, 2005, a total of 1,000,000 options expired, all of which were not issued under the Plan.

During the year ended June 30, 2004, a total of 606,000 options were cancelled, of which 450,000 were not issued under the Plan.

The following table presents the activity for options outstanding:

	Stock Options	Weighted Average Exercise Price
Outstanding - June 30, 2003	1,896,000	$ 2.12
Granted	210,000.39
Forfeited/canceled	(606,000)	.37
Exercised	--	--

Outstanding - June 30, 2004	1,500,000	2.57
Granted	--	--
Forfeited/canceled	(1,000,000)	3.68
Exercised	--	--

Outstanding - June 30, 2005	500,000	$ .34

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 5 — Stockholders’ Equity (continued)

Stock Options (continued

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$ 0.23 - .35	200,000.23		3.5	125,000.23
$ 0.36 - .39	150,000.36		2.8	150,000.36
$ 0.40 - .44	95,000.42		2.43	95,000.42
$ 0.45 - .52	55,000.51		2.53	55,000.51

Total - June 30, 2005	500,000	$ .34	2.98	425,000	$ .35

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

     The following table presents the activity for warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price
Outstanding - June 30, 2003	1,100,000.85
Issued	200,000.30
Forfeited/canceled	(100,000)	1.00
Exercised	--	--

Outstanding - June 30, 2004	1,200,000.75
Issued	--
Forfeited/canceled	(150,000)	.50
Exercised	--	--

Outstanding - June 30, 2005	1,050,000	$ .78

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 1.6 years.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 6 — Commitments and Contingencies

Operating Leases

The Company leases office space under operating lease agreements. Rent expense for these leases for the years ended June 30, 2005 and 2004 was approximately $100,000 and $145,000, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending June 30,

2006	$ 64,856
2007	66,712
2008	7,413
2009	--

$ 138,981

LowestCostMall

On April 19, 2005, the Company entered into a Services Agreement with Vcommerce Corporation pursuant to which Vcommerce has agreed to provide the Company with the back office for an online retail store, which the Company began offering to customers in July 2005 through its sales agent force and subsidiary, LowestCostMall, Inc., dba, LowestCostMall.com. Pursuant to the Services Agreement, Cognigen paid Vcommerce $20,000 upon the signing and will pay $5,000 per month over the first 12 months of the Services Agreement. In addition, the Company is to pay Vcommerce a fee of $4,000 per month for monthly hosting services and other fees as agreed upon by the Company. The Services Agreement has been transferred to LowestCostMall, Inc. with a guarantee of such provisions in the agreement by Cognigen Networks, Inc.

The Services Agreement is in effect for 36 months with automatic renewals unless terminated by either party. The Company has the right to terminate the Services Agreement after the first 12 months of the term by paying Vcommerce $24,000 and giving Vcommerce six months notice of termination during which period Vcommerce would provide no services to the Company.

Other Contingencies

On April 7, 2005, David L.Jackson, one of our directors and a member of our Compensation Committee, filed a complaint with the California Department of Fair Employment and Housing (No. E200405M1559-oo-ap) alleging that he was improperly terminated as an employee by our Board of Directors. Because of the costs involved in litigating this complaint, we settled with Mr. Jackson by agreeing to pay Mr. Jackson $32,000 in one lump sum. Mr. Jackson did not specify in his complaint the amount of his alleged losses.

The Company has granted a security interest to Global Crossing Bandwidth, Inc. (Global Crossing) in the assets of the Company to the extent the assets relate to services provided by Global Crossing, and to the extent any amounts remain outstanding to Global Crossing. This security interest is second to an existing security interest by Silicon Valley Bank described in Note 3.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 7 – Intandem

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

The Termination Agreement provided that the Company would convert the notes receivable of $387,399 into 100% of the outstanding stock of Intandem in exchange for payments of $10,000 per month for eight months, assumption of up to approximately $45,000 in liabilities, cancellation of all employment contracts of the Intandem principals and cancellation of options to purchase common stock of the Company. As of the date of the Termination Agreement, $414,149 had been funded under the Funding Agreement and Termination Agreement. Due to questions of recoverability of this amount and the remaining commitments under the Termination Agreement, a provision of $494,149 was taken in the statement of operations. This provision represents the $414,149 funding through the date of the Termination Agreement plus an estimate of remaining commitments under the Termination Agreement which approximated $80,000 at the time.

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

Note 8 – Related Party Activity

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc.

On December 7, 2001, the Company closed a transaction in which it purchased, or redeemed, 2,712,500 shares of Cognigen’s common stock from the Anderson Family Trust. The Anderson Family Trust delivered shares from those owned by Cognigen Corporation, a company 98.9 % owned by AFT, to satisfy its obligation pursuant to the transaction. Kevin E. Anderson and members of his family are the beneficiaries of AFT. Kevin E. Anderson may be deemed to beneficially own the shares of the Company’s common stock owned by AFT.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 8 – Related Party Activity (continued)

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc. (continued)

As consideration for the return of the 2,712,500 shares to the Company, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for the Company’s current accounts and thereby be entitled to commissions, fees and bonuses on the Company’s current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the years ended June 30, 2005 and 2004, Cognigen paid Cantara $527,709 and $526,644 in commissions, respectively. In addition, as a part of the transaction, Cognigen’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which Cognigen paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to Cognigen per month.

In March 2003 the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc to provide expanded consulting and technical/administrative services. For the years ended June 30, 2005 and June 30, 2004, the Company paid Kevin E. Anderson Consulting, Inc. $48,000 and $48,000, respectively, pursuant to the consulting agreement.

For the years ended June 30, 2005 and June 30, 2004, the Company also paid members of Kevin E. Anderson’s family $58,460 and $50,164 in agent commissions, respectively.

On June 20, 2005, the Company entered into an Agreement Granting a Right of First Refusal to Purchase Enterprise Assets with AFT. Pursuant to the agreement, in consideration of the payment by the Company of $15,000, AFT granted us a first right of refusal to purchase certain assets of Cantara that were transferred by the Company to it as described above. Therefore, if a third party offers to purchase such assets by December 30, 2005, the Company has the right of first refusal to match that offer within 10 working days after our receipt of the offer. The $15,000 will be credited against the purchase price if the Company exercised its first right of refusal or will be refunded to the Company if the assets are sold to a third party for which the Company is not provided with the first right of refusal. If the Company does not exercise its first right of refusal and the Company were provided with its right to so exercise it, the $15,000 is deemed to be fully earned by AFT.

Consulting Arrangements with Combined Telecommunications Consultancy, Ltd. and Commission Payments to Telkiosk, Inc.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 8 – Related Party Activity (continued)

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc. (continued)

The Company also has an agreement with Combined Telecommunications Consultancy, Ltd. (CTC), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC is to receive a percentage of a transaction if CTC introduces a transaction to us and is paid a consulting fee of $150 per hour for providing consulting services to us. During the fiscal years ending June 30, 2005 and June 30, 2004, the Company paid CTC $6,250 and $64,722, respectively, in consulting fees and ($-0-) and $19,337, respectively, in transaction fees. The foregoing amounts include up to $5,000 that the Company reimbursed CTC for expenses CTC incurred in performing services on its behalf.

In conjunction with the transaction with InTandem, CTC was to be paid, under its consulting agreement with the Company, a commission that was being negotiated with us. In October 2004, the Company agreed with CTC that $20,000 of a combination of stock and cash was owed by the Company to CTC in connection with the Intandem transaction. However, because the Company bought Intandem, CTC agreed to waive this commission.

Peter Tilyou also owns Telkiosk, Inc., which was paid ($-0-) and $1,244 in agent commissions for our fiscal years ended June 30, 2005 and June 30, 2004, respectively.

Payments to Law Firms with which Thomas S. Smith was Associated

During our fiscal year ended June 30, 2004, the Company paid the law firms with which Thomas S. Smith, the Company’s President and Chief Executive Officer, was associated $116,968 for legal services performed by those firms for the Company.

Agreement with a Former Director

In February 2005, the Company entered into an agreement with SEGAL & Co. Incorporated, which is controlled by Robert B. Segal, a director at the time the the Company entered into the agreement who resigned as a director in May 2005. Under the agreement, SEGAL & Co. Incorporated is to act as a non-exclusive financial advisor to the Company. If it is successful in raising funds on terms acceptable to the Company, the Company will pay SEGAL & Co. Incorporated a financing fee of 4% of the first $5,000,000, 2% of the subsequent $10,000,000 and 1% thereafter. If SEGAL & Co. Incorporated is able to find a merger or acquisition acceptable to the Company it will receive 2.5% of the value of the transaction. The agreement is for 12 months unless extended on a month to month basis thereafter. The agreement also provides for reimbursement of expenses up to $2,000 per month.

COGNIGEN NETWORKS, INC.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that these disclosure controls provide reasonable assurance that we can collect, process and disclose, within the time periods specified in the Commission’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

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

     In addition, our Chief Financial Officer oversees our accounting and general internal control process. As we have a very limited staff, we can not afford the luxury of having other financial accounting minded management members at his level that would help either crosscheck or advise in the accounting or financial reporting process. Although, our Chief Financial Officer is constantly involved in consultation with peers in the field of accounting and reporting, this situation could potentially result in a material control weakness.

     Our certifying officers do not believe that the potential control deficiencies constitute material weaknesses because of the number of compensating internal controls already in place. However, we are a small company and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties. We are aware that the Committee of Sponsoring Organizations (COSO) of the Treadway Commission is going to issue its report on internal controls structures for small companies around the middle of September 2005. It is possible that after reviewing this report and after our independent auditors perform a Section 404 test, we will conclude that due to the fact that we do not have proper segregation of duties, some of the issues that we believe are compensating internal controls are not sufficient to mitigate the lack of segregation of duties. Thus, we might be deemed to have material weaknesses in our internal control structure.

Item 8B. Other Information.

     None

PART III

     The information required by Items 9 through 12 is incorporated by reference to our definitive proxy statement or definitive information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy statement or definitive information statement with the Securities and Exchange Commission on or before October 28, 2005. If not, we will file an amendment to this Form 10-KSB to add such information.

Item 13. Exhibit

Exhibits and Index of Exhibits.

          EXHIBIT NO.                  DESCRIPTION AND METHOD OF FILING

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

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 19, 2005).

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

10.9

Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between us and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.10

Letter Agreement dated April 19, 2002, between Cognigen Networks, Inc. and Troy D. Carl (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.11

Consultancy Engagement Agreement dated September 9, 2002, by and between us and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

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

10.15

Amendment dated September 9, 2004, to Consulting Engagement Agreement between us and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.16

Accounts Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.17

Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2004).

10.18	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2005).

10.19	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to our Current Report on Form 8-K filed on June 23, 2005)..

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 30, 2005

COGNIGEN NETWORKS, INC.

 /s/ Thomas S. Smith
Thomas S. Smith, President and Chief Executive Officer

 /s/ Gary L. Cook
Gary L. Cook, Senior Vice President of Finance,
Treasurer, Secretary, Chief Financial Officer and
Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gary L. Cook	Director	August 30, 2005
Gary L. Cook
/s/ David L. Jackson	Director	August 26, 2005
David L. Jackson
/s/ Christopher R. Seelbach	Director	August 26, 2005
Christopher R. Seelbach
/s/ James H. Shapiro	Director	August 25, 2005
James H. Shapiro
/s/ Thomas S. Smith	Director	August 30, 2005
Thomas S. Smith

EXHIBIT INDEX

          EXHIBIT NO.                  DESCRIPTION AND METHOD OF FILING

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

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 19, 2005).

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

10.9

Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between us and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.10

Letter Agreement dated April 19, 2002, between Cognigen Networks, Inc. and Troy D. Carl (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.11

Consultancy Engagement Agreement dated September 9, 2002, by and between us and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

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

10.15

Amendment dated September 9, 2004, to Consulting Engagement Agreement between us and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.16

Accounts Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.17

Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2004).

10.18	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2005).

10.19	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to our Current Report on Form 8-K filed on June 23, 2005)..

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.