Form 10KSB/A
period 2004-06-30
COGNIGEN NETWORKS INC
filed 2005-09-08
CIK 726293

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

     The number of shares outstanding of each of the issuer’s classes of common equity on September 2, 2004, was 8,753,972.

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

     Transitional Small Business Disclosure Format     Yes    [   ]     No  [X]

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

     We currently sell telecommunications and personal technology services through multifaceted sales and marketing organizations that utilize the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology based products and services. Through a network of independent agents, we have sold our own proprietary products and services or sold as agent third party or outside vendor products and services to customers and subscribers worldwide. Domestic and international long distance services make up a major portion of our sales with prepaid calling cards and paging, wireless communications, computers and Internet-based telecommunications products and other products in our sales mix. We sell our own proprietary products and services and , as agent, have contractual agreements with a variety of product and service vendors that provide us with a commission percentage of any sales made through one of our supported web sites. As agent, our web-based marketing division sells the products and services of industry leaders such as AT&T Wireless, Broadvox, CNM Network, Nextel, PowerNetGlobal, Sprint, Talk America, T-Mobil, Verizon and Z-tel. Our operations partially are dependent on our affiliations with third party providers of the products and services that our agents sell. These third party providers own the rights to sell these products and services. Our ability to offer these products and services is dependent on our agreements with providers being renewed and not terminated. The non-renewal or termination of a substantial number of these agreements would have a material adverse effect on our financial condition and results of operations. Our marketing engine is fueled by distribution channels through an Internet presence and through our corps of independent agents and affiliate groups each with their own customized Web site.

     In the mid 1990‘s, our predecessor recognized the marketing potential of the Internet and formed what we believe was one of the first companies to create a marketing operation based exclusively on the Internet. The initial concept was to expand marketing potential by increasing the number of independent agents working within our corporate network while at the same time continuing to increase the number of products and services that these agents could provide to our worldwide customer base. To facilitate the manageable growth of this network and to be able to provide the agents with the support and marketing edge necessary for success, we developed and deployed the “self replicating” web page. This proprietary technology automatically creates a high content, personalized set of e-commerce web pages for each new agent, at the time the agent becomes a member of our network. Additionally, an Internet accessible “private site” is instantly created for the new agent. Each agent can view the agent’s records, activity and account status on which the agent is working. The private site also contains customer detail status, recommended training sources, frequently asked questions and agent benefits. We also adopted a strategy of enabling each agent to sell telecommunications services and to recruit new agents. Generally, the original agent receives a sales commission override on sales generated by the agents thus recruited. Our commission structure and plan enables our agents to earn money without the necessity of developing a subordinate agent base. Our revenue is dependent on sales by our independent agents. The failure of these agents to achieve sustained sales will materially adversely affect our financial condition and results of operations.

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

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

     Our common stock is quoted on the NASD OTC Bulletin Board under the symbol “CGNW.” The following table sets forth, for the periods indicated, the high and low closing bid price quotations for the common stock as reported by the National Quotation Bureau, LLC. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

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

     The following is a table with information regarding our equity compensation plans as of June 30, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans	475,000.33		150,000
approved by security holders

Equity compensation plans	2,225,000	2.06	--
not approved by security
holders

Total	2,700,000	1.76	150,000

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

     See additional discussion of liquidity and capital resources below.

Results of Operations

Summary Key Financial Data

	Fourth quarter 2004	Fiscal 2004	Fiscal 2003
Cash Flows From Operations Data:
Cash flows from operating activities	142,249	227,938	113,085
Summary Statement of Operations Data:
Income (loss) before taxes	66,646	(2,878,638)	401,407
Less: Provision for sale of CST	--	2,502,583	--
Provision for termination of Intandem Funding Agreement	--	494,149	--

Income before provisions	66,646	118,094	401,407

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

Detailed Statement of Operations Data:

Revenue
Marketing commissions	5,080,650	6,918,479
Telecommunications	5,636,291	3,988,343
Other	18,158	9,450

Total revenue	10,735,099	10,916,272
Operating expenses
Commissions:
Marketing	2,512,429	3,494,038
Telecommunications	729,312	409,055
Telecommunications	3,103,394	2,132,035
Selling, general and administrative	4,169,123	4,293,217
Depreciation and amortization	55,898	134,587

	10,570,156	10,462,932
Loss provision for sale of CST	2,502,583	--
Loss provision for termination of Intandem Funding	494,149	--

Total operating expenses	13,566,888	10,462,932
Income (loss) from operations	(2,831,789)	453,340
Interest expense	(46,849)	(51,933)

Income (loss) before income taxes	(2,878,638)	401,407

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

Goodwill

     The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill. Goodwill resulted from the acquisition of CST in 2000. In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. There was no goodwill recorded as of June 30, 2004 as it was written off in the transaction related to the sale of CST. See Note 7 to the Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional annual disclosures related to information describing the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows. The revision also required new quarterly disclosures detailing the components of net periodic benefit cost recognized during the interim period. The adoption of this Standard has not had a material effect on our financial statements.

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. We have evaluated the impact of the adoption of EITF 03-1 and do not believe the impact will be significant to our overall results of operations or financial position.

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

Item 7. Financial Statements.

     Reference is made to the financial statements, the reports thereon and the notes thereto included as a part of this Annual Report on Form 10-KSB/A, which financial statements, reports and notes are incorporated herein by reference.

COGNIGEN NETWORKS, INC.

Consolidated Financial Statements
and
Independent Auditors’ Report
June 30, 2004 and 2003

COGNIGEN NETWORKS, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Cognigen Networks, Inc.
Mountlake Terrace, Washington

We have audited the accompanying consolidated balance sheet of Cognigen Networks, Inc. and subsidiary as of June 30, 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

September 2, 2004
Denver, Colorado

COGNIGEN NETWORKS, INC.

Consolidated Balance Sheet
June 30, 2004

Assets

Current assets
Cash	$ 213,611
Accounts receivable, net of allowance of $258,107	481,092
Marketing commissions receivable, net of allowance of $154,357	773,168
Inventory	15,543
Other current assets	52,210

Total current assets	1,535,624

Non-current assets
Property and equipment, net	16,847
Notes receivable, net of allowance of $20,000	--
Deposits and other assets	60,424

Total non-current assets	77,271

Total assets	$ 1,612,895

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$ 670,416
Accrued liabilities	444,098
Commissions payable	811,729
Current portion of deferred commissions	511,200
Receivables financing arrangement	308,100
Other current liabilities	1,638

Total current liabilities	2,747,181

Non-current liabilities
Deferred commissions	237,346
Accrued dividends and other	68,391

Total non-current liabilities	305,737

Total liabilities	3,052,918

Commitments and contingencies
Stockholders’ equity (deficit)
8% Convertible Series A preferred stock, no par value, 20,000,000 shares authorized,
500,000 shares issued and outstanding, $1.00 per share liquidation preference	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972 shares
issued and outstanding	8,754
Additional paid-in capital	11,954,331
Accumulated deficit	(13,853,108)

Total stockholders’ equity (deficit)	(1,440,023)

Total liabilities and stockholders’ equity (deficit)	$ 1,612,895

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2004	2003
Revenue
Marketing commissions	$ 5,080,650	$ 6,918,479
Telecommunications	5,636,291	3,988,343
Other	18,158	9,450

Total revenue	10,735,099	10,916,272

Operating expenses
Commissions:
Marketing	2,512,429	3,494,038
Telecommunications	729,312	409,055
Telecommunications	3,103,394	2,132,035
Selling, general and administrative	4,169,123	4,293,217
Depreciation and amortization	55,898	134,587

	10,570,156	10,462,932
Loss provision for sale of CST	2,502,583	--
Loss provision for termination of Intandem Funding Agreement	494,149	--

Total operating expenses	13,566,888	10,462,932

Income (loss) from operations	(2,831,789)	453,340
Interest expense	(46,849)	(51,933)

Income (loss) before income taxes	(2,878,638)	401,407
Income taxes	--	--

Net income (loss)	(2,878,638)	401,407
Preferred dividends	(40,000)	(28,225)

Net income (loss) attributable to common shareholders	$(2,918,638)	$ 373,182

Income (loss) per common share - basic	$ (0.32)	$ 0.04

Weighted average number of common shares outstanding - basic	9,223,917	9,266,307

Income (loss) per common share - diluted	$ (0.32)	$ 0.04

Weighted average number of common shares outstanding - diluted	9,223,917	9,267,760

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2004 and 2003

	Preferred Stock	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 30, 2002	--	$ --	9,054,456	$ 9,054	$ 12,042,088	$(11,307,652)	$ 743,490
Issuance of preferred stock, net of
expenses	500,000	450,000	64,516	65	19,935	--	470,000
Cash received for share rounding	--	--	--	--	296	--	296
Issuance of common shares and options for
note (Note 7)	--	--	400,000	400	99,600	--	100,000
Issuance of common shares to director	--	--	35,000	35	13,612	--	13,647
Dividends on preferred stock	--	--	--	--	--	(28,225)	(28,225)
Net income	--	--	--	--	--	401,407	401,407

Balance - June 30, 2003	500,000	450,000	9,553,972	9,554	12,175,531	(10,934,470)	1,700,615
Common stock repurchased in connection
with the CST transaction (Note 7)	--	--	(800,000)	(800)	(247,200)	--	(248,000)
Issuance of warrants to purchase common
stock in connection with the CST
transaction (Note 7)	--	--	--	--	26,000	--	26,000
Dividends on preferred stock	--	--	--	--	--	(40,000)	(40,000)
Net loss	--	--	--	--	--	(2,878,638)	(2,878,638)

Balance - June 30, 2004	500,000	$450,000	8,753,972	$ 8,754	$ 11,954,331	$(13,853,108)	$(1,440,023)

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$(2,878,638)	$ 401,407

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	55,898	134,587
Provision for doubtful accounts	210,149	129,342
Loss provision for sale of CST, net of cash	2,472,798	--
Loss provision for termination of Intandem Funding Agreement	494,149	--
Stock options issued for services	--	13,647
Changes in assets and liabilities
Accounts receivable	(459,417)	(79,211)
Commissions receivable	139,932	54,007
Employee receivable	--	1,865
Inventory	9,358	11,059
Other current assets	5,901	(34,398)
Deposits and other assets	20,192	(14,713)
Accounts payable	79,502	76,777
Accrued liabilities	235,929	(57,054)
Commissions payable	(81,119)	(569,954)
Other current liabilities	(64,121)	45,724
Other liabilities	(12,575)	--

	3,106,576	(288,322)

Net cash provided by operating activities	227,938	113,085

Cash flows from investing activities
Advances to Intandem	(241,397)	(172,752)
Payments received on notes receivable	80,000	--
Increase in notes receivable	(22,500)	--
Purchases of property and equipment	--	(47,188)
Other	5,955	--

Net cash used in investing activities	(177,942)	(219,940)

Cash flows from financing activities
Principal payments on note payable	(50,000)	(25,000)
Increase in receivables financing arrangement/note payable	308,100	119,490
Payments on deferred commissions	(526,644)	(535,402)
Proceeds from the issuance of preferred stock	--	470,000
Other	19,167	8,042

Net cash provided by (used in) financing activities	(249,377)	37,130

Net decrease in cash	(199,381)	(69,725)
Cash - beginning of year	412,992	482,717

Cash - end of year	$ 213,611	$ 412,992

(Continued on following page.)

See notes to consolidated financial statements.

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

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

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

Goodwill

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill. Goodwill resulted from the acquisition of CST. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. There was no goodwill recorded as of June 30, 2004 as it was written off in the transaction related to the sale of CST. See Note 7.

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

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

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

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional annual disclosures related to information describing the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows. The revision also required new quarterly disclosures detailing the components of net periodic benefit cost recognized during the interim period. The adoption of this Standard has not had a material effect on the Company’s financial statements.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 2 - Basis of Presentation

On October 15, 2001, a one-for-eight (1:8) reverse stock split took place and has been reflected retroactively in these financial statements.

Note 3 — Property and Equipment

Property and equipment consist of the following at June 30, 2004:

Furniture and fixtures	$ 10,286
Computer equipment	116,714
Equipment	15,266
Leasehold improvements	168,064
Software	136,284

446,614
Less accumulated depreciation	(429,767)

$ 16,847

Note 4 – Notes Receivable

American Communications , LLC

As of June 30, 2004, the Company had a recorded note receivable outstanding of $20,000 from American Communications, LLC (American Communications) in accordance with a $300,000 Promissory Note and Agreement due in October 2004. As of June 30, 2004, an allowance for doubtful accounts of $20,000 had been established on this balance due to the uncertainty of collection. This note bears interest at 12% payable annually, is secured by the personal guaranty of the principals of American Communications, and is in default. This note was acquired by the Company in October 2002 as part of the agreement dated October 17, 2002 with Stanford Venture Capital Holdings, Inc. described in more detail in Note 7 Stockholders’ Equity.

Note 5 – Acquisition of Intandem

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

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 5 – Acquisition of Intandem (continued)

The Termination Agreement provided that the Company would convert the notes receivable of $387,399 into 100% of the outstanding stock of Intandem in exchange for payments of $10,000 per month for eight months, assumption of up to approximately $45,000 in liabilities, cancellation of all employment contracts of the Intandem principals and cancellation of options to purchase common stock of the Company. As of the date of the Termination Agreement, $414,149 had been funded under the Funding Agreement and Termination Agreement. Due to questions of recoverability of this amount and the remaining commitments under the Termination Agreement, a provision of $494,149 has been taken in the statement of operations. This provision represents the $414,149 funding through the date of the Termination Agreement plus an estimate of remaining commitments under the Termination Agreement which approximated $80,000 at the time. Approximately $60,000 remains in accrued liabilities as of June 30, 2004 related to estimated futures expenses relating to the Termination Agreement.

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

Note 6 – Receivables Financing Arrangement

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

Note 7 — Income Taxes

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

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 7 — Income Taxes (continued)

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

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following:

Current deferred tax asset	$ 185,000
Current deferred tax liability	--
Valuation allowance	(185,000)

Net current deferred tax asset	$ --

Long-term deferred tax asset	$ 1,397,000
Long-term deferred tax liability	--
Valuation allowance	(1,397,000)

Net long-term deferred tax asset	$ --

Temporary differences and carryforwards giving rise to a significant portion of deferred tax assets and liabilities are as follows at June 30, 2004:

Current
Allowance for doubtful accounts	$ 185,000
Long-term
Net operating loss carryforwards	1,389,000
Property and equipment	8,000
Less valuation allowance	(1,582,000)

The provision for income taxes reflected in the consolidated statements of operations is zero, as such there are no separate components.

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 7 — Income Taxes (continued)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

	For the Years Ended June 30,
	2004	2003
Income tax expense (benefit) at the statutory rate	$(1,073,739)	$ 134,478
State and local income taxes, net of federal income tax	(105,763)	13,246
Change in valuation allowance	1,202,000	(194,000)
Nondeductible expenses	2,727	8,717
Other timing differences, net	(25,225)	37,559

Deferred income tax benefit	$ --	$ --

Note 8 — Stockholders’ Equity (Deficit)

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

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 8 — Stockholders’ Equity (Deficit) (continued)

Common Stock

As part of the agreement dated October 17, 2002 discussed above, Stanford Financial Group Company, Inc. agreed to transfer to the Company, an approximate 32% interest in American Communications, a private company, and a $300,000 Promissory Note and Agreement due in October, 2004 in exchange for 400,000 shares of the Company’s common stock, two-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $.50 per share and five-year warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $.75 per share. This transaction was completed on February 5, 2003 and the stock and warrants were issued.

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

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 8 — Stockholders’ Equity (Deficit) (continued)

Common Stock (continued)

Stock for Stock Exchange Agreement (continued)

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

Stock Redemption Agreement

     On November 21, 2001, the Company entered into a Stock Redemption Agreement with a shareholder, in which the shareholder agreed to sell to the Company 2,712,501 shares of the Company’s common stock, at approximately $.77 per share, which approximated market value, in exchange for potential future commissions of $2,088,622 on certain customers, as defined in the agreement. The shares were purchased in December 2001. Deferred commissions payable will be paid out based upon future commissions earned as defined in the agreement. The agreement does not guarantee that future commissions will be earned. As of June 30, 2004, the remaining balance of deferred commissions payable was $748,546. The Company has classified $511,200 as an estimate of the current portion of this agreement based on historical commissions. Had the payments to the shareholder for the year ended June 30, 2004 of $526,644 been recorded as marketing commissions expense instead of a reduction of deferred commissions payable on the balance sheet, marketing commissions expense would have been higher by $526,644. We do not anticipate recording these payments as marketing commissions expense until sometime in 2006.

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 8 — Stockholders’ Equity (Deficit) (continued)

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

During the year ended June 30, 2003, the Board of Directors granted options to employees to purchase 281,000 shares of the Company’s common stock that vest at varying times between immediately and three years, are exercisable at between $.36 to $.44 per share and expire five years from date of grant.

In April 2003, the Board of Directors granted options to purchase 25,000 shares of the Company’s common stock to a shareholder of the Company for prior services rendered. These options vest immediately, are exercisable at $.40 per share, and expire five years from date of grant.

In April 2003, as part of the Funding Agreement with Intandem, the Board of Directors granted to the principals of Intandem options to purchase up to 450,000 shares of the Company’s common stock. The exercise price of the options was $.36 per share and the options expired in five years. In conjunction with the Termination Agreement, these options were cancelled effective February 1, 2004.

In February 2003, the Board of Directors granted options to purchase 25,000 shares of the Company’s common stock to a consultant of the Company for services rendered. These options vest over two year, are exercisable at $.48 per share, and expire five years from date of grant.

In December 2002, April 2003 and June 2003, the Board of Directors granted options to purchase a total of 85,000 shares of the Company’s common stock to the four independent directors at that time of the Company as a partial fee for services rendered as independent directors. The options vested immediately, are exercisable at between $.38 and $.52 per share and expire in four to five years from date of grant.

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 8 — Stockholders’ Equity (Deficit) (continued)

Stock Options (continued)

The following table presents the activity for options outstanding:

	Stock Options	Weighted Average Exercise Price
Outstanding - June 30, 2002	1,080,000	$ 3.44
Granted	866,000	0.38
Forfeited/canceled	(50,000)	3.55
Exercised	--	--

Outstanding - June 30, 2003	1,896,000	2.12
Granted	210,000	0.39
Forfeited/canceled	(606,000)	0.37
Exercised	--	--

Outstanding - June 30, 2004	1,500,000	$ 2.57

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$ 0.23 - .35	200,000.23		4.5	100,000.23
$ 0.36 - .39	150,000.36		3.8	150,000.36
$ 0.40 - .44	95,000.42		3.43	95,000.42
$ 0.45 - .52	55,000.51		3.53	42,500.51
$ 3.68	1,000,000	3.68	.17	1,000,000	3.68

Total - June 30, 2004	1,500,000	$ 2.57	1.44	1,387,500	$ 2.75

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 8 — Stockholders’ Equity (Deficit) (continued)

Stock Options (continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the Years Ended June 30,
	2004	2003
Net income (loss) - as reported	$(2,787,638)	$401,407
Net income (loss) - pro forma	$(2,808,470)	$265,543

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Approximate risk free rate	6.00%	6.00%
Average expected life	5 years	5 years
Dividend yield	0%	0%
Volatility	54%	35%
Estimated fair value of total options granted	$20,832	$135,864

Warrants

The following table presents the activity for warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price
Outstanding - June 30, 2002	600,000	1.00
Issued	500,000.67
Forfeited/canceled	--	--
Exercised	--	--

Outstanding - June 30, 2003	1,100,000.85
Issued	200,000.30
Forfeited/canceled	(100,000)	1.00
Exercised	--	--

Outstanding - June 30, 2004	1,200,000	$ .75

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 8 — Stockholders’ Equity (Deficit) (continued)

Warrants (continued)

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 2.02 years.

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases office space under operating lease agreements. Rent expense for these leases for the years ended June 30, 2004 and 2003 was approximately $145,000 and $141,000, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending June 30,
2005	$105,091
2006	64,856
2007	66,712
2008	7,413

$244,072

COGNIGEN NETWORKS, INC.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. They have concluded that these disclosure controls were effective.

     There have been no changes in our internal controls over financial reporting or in other factors that could affect our internal controls during our fourth quarter of fiscal 2004.

     In preparing our audit for the year ended June 30, 2004, our auditors identified potential deficiencies within our internal control framework which have the potential to result in a material control weakness. These potential control deficiencies relate to the manner in which we process transactions to record telecommunications revenue and related accounts receivable as our current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with our accounting system. After reviewing these potential control deficiencies, we do not believe they constitute material weaknesses.

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

COGNIGEN NETWORKS, INC.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

CURRENT DIRECTORS

     The name, position with us, age of each of our current directors and the period during which each of our current directors has served as one of our directors are as follows:

Name and Position	Age	Director Since
Thomas S. Smith	62	2004
President, Chief Executive Officer and Director
Gary L. Cook	46	2003
Senior Vice President, Chief Financial Officer,
Secretary, Treasurer and Director
David L. Jackson (2)	66	1995
Director
Christopher R. Seelbach (1)(3)	65	2001
Director
James H. Shapiro (2)(3)	66	2002
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

COGNIGEN NETWORKS, INC.

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

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

(3)

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

COGNIGEN NETWORKS, INC.

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

COGNIGEN NETWORKS, INC.

Summary Compensation Table

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Fiscal Year Ended June 30	Salary ($)		Bonus ($)	Other Annual Comp ($)		Securities Underlying Options (#)	All Other Compensation ($)
Thomas S. Smith	2004	$100,000		--	-- (a	)	200,000	--
President and Chief	2003	--		--	-- (a	)	--	--
Executive Officer since
December 2003
	2002	--		--	-- (a	)	--	--
Gary L. Cook	2004	$155,785		--	--		--	--
Senior Vice President,	2003	$ 41,000		--	--		$130,000	--
Chief Financial Officer,
Secretary and Treasurer
	2002	--		--	--		--	--
Darrell H. Hughes	2004	$ 36,944		--	$ 4,050	(c)	--	--
President from July 2000	2003	$153,880		--	$10,635	(c)	--	--
to October 2003 and
Chief Executive Officer
from October 1999 to	2002	$125,000	(b)	--	$24,638	(c)	--	--
October 2003
David L. Jackson	2004	$104,576		--	$ 3,000	(d)	--	--
President and Treasurer	2003	$132,096		--	--		--	--
until August 20, 1999
and Senior Vice
President of Corporate	2002	$120,000	(b)	--	--		--	--
and Public Affairs and
Secretary from August
20, 1997 to April 7,
2004

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

COGNIGEN NETWORKS, INC.

     (c)    The $4,050, $10,635 and $24,638 represent the amounts Darrell H. Hughes was reimbursed for items he was entitled to under his original employment agreement with us. The $4,050 consists of an automatic allowance of $1,800, life insurance premiums of $450, and medical insurance of $1,800 after he left us. The $10,635 consists of an automobile allowance of $7,200, life insurance premiums of $1,560 and a contribution match of $1,875 for his previous employer’s 401(k) plan. The $24,638 represents a contribution match for his previous employer’s 401(k) plan of $8,438 and an automobile allowance of $16,200 for 27 months.

     (d)    Represents $1,000 per month in director’s fees that were accrued for David L. Jackson for April, May and June 2004 but were not paid to David L. Jackson until after June 2004.

OPTION INFORMATION PERTAINING TO EXECUTIVE OFFICERS

Option Grants in Last Fiscal Year

     No options to purchase our common stock were granted by us to Gary L. Cook, Darrell H. Hughes, or David L. Jackson during our last fiscal year ended June 30, 2004.

     The following table sets forth information pertaining to options granted by us to Thomas S. Smith during our last fiscal year ended June 30, 2004.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date

Thomas S. Smith	200,000	95%	$ .23	01/26/09

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

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     No options to purchase our common stock were exercised by any of our executive officers during our fiscal year ended June 30, 2004. The following table provides information with respect to the unexercised options to purchase our common stock held by Thomas S. Smith and Gary L. Cook as of June 30, 2004:

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/Unexercisable(1)

Thomas S. Smith	100,000 / 0	$ 0 / $ 0 (1)
Gary L. Cook	130,000 / 0	$ 0 / $ 0 (1)

(1)	The closing price per share on June 30, 2004 was lower than the exercise price.

COGNIGEN NETWORKS, INC.

COMPENSATION OF DIRECTORS

     Our directors were reimbursed for reasonable out of pocket expenses incurred related to Board duties assigned in connection with attending board meetings. The non-employee directors are compensated at a rate of $1,000 per month and $500 per day per meeting attended in person and are paid $100 per month for serving as chairman of one of our committees.

     For the period from April 1, 2004 to June 30, 2004, we accrued for David L. Jackson $3,000 in directors’ fees.

     For the period from July 1, 2003 to June 30, 2004, we paid to or accrued for Mr. Seelbach $14,200 in directors’ fees and for serving on our committees. We also paid Mr. Seelbach $211 and $224, respectively, in commissions during our fiscal years ended June 30, 2004 and 2003.

     For the period of time from July 1, 2003, through June 30, 2004, we paid to or accrued for James H. Shapiro $13,000 in directors’ fees and for serving on our committees.

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

COGNIGEN NETWORKS, INC.

Name and Address	Amount and Nature of Beneficial (1)		Percent of Class
Thomas S. Smith	300,000	(2)	3.4%
9800 Mt. Pyramid Court
Suite 400
Englewood, CO 80112
Gary L. Cook	430,000	(3)	4.8%
9800 Mt. Pyramid Court
Suite 400
Englewood, CO 80112
David L. Jackson	283,649		3.2%
P.O. Box 1443
Lafayette, CA 94549
Christopher R. Seelbach	40,000	(4)	Less than 1%
44 Woodcrest Avenue
Short Hills, NJ 07078
James H. Shapiro	25,188	(5)	Less than 1%
20223 92nd Avenue West
Edmonds, WA 98026
All current executive officers and	1,078,837	(6)	11.9%
directors as a group (5 persons)
Cognigen Corporation	25,250	(7)	Less than 1%
2608 Second Avenue, Suite 555
Seattle, WA 98121
Anderson Family Trust	1,158,505	(7)(8)	13.2%
2608 Second Avenue, Suite 555
Seattle, WA 98120
Kevin E. Anderson	1,158,505	(7)(8)	13.2%
827 Union Pacific Boulevard
PMB 71-374
Laredo, TX 78045-9452
Peter Tilyou	1,158,505	(9)(10)	13.2%
2608 Second Avenue, Suite 555
Seattle, WA 98121
Stanford Venture Capital	1,250,000	(11)	13.7%
Holdings, Inc.
5050 Westheimer
Houston, TX 77056
Mohammed I. Marafie	1,550,621	(12)	16.8%
P.O. Box 104
Safat 13002 Kuwait

COGNIGEN NETWORKS, INC.

(1)	Except as indicated below, each person has sole and voting and/or investment power over the shares listed.

(2)	Includes 100,000 shares underlying a presently exercisable option. Does not include 100,000 shares that underlie an option that is not yet exercisable as to the 100,000 shares.

(3)	Includes 130,000 shares underlying two presently exercisable options.

(4)	Includes 25,000 shares underlying presently exercisable options.

(5)	Includes 25,000 shares underlying presently exercisable options.

(6)	Includes the 280,000 shares underlying the presently exercisable options specified in footnotes (2) through (5) above.

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

(12)

Our shareholder records indicate that Mohammed Ibrahim Marafi owns 148,686 shares of our common stock, that Mohammed I. Marafie owns 250,000 shares of our common stock and that Al Nour International Holding Co. owns 651,935 shares of our common stock. We are also aware that Mohammed I. Marafie and Al Nour International Holding Co. each own warrants to purchase 250,000 shares of our common stock which are exercisable at $1.00 per share until October 29, 2005. We are also aware that Mohammed I. Marafie is the Chairman and the Managing Director of Al Nour International Holding Co. However, neither Mohammed Ibrahim Marafi, Mohammed I. Marafie nor Al Nour International Holding Co. have filed a Schedule 13D or any Forms 3, 4, or 5 with the United States Securities and Exchange Commission. Therefore, we are unable to determine what number of our shares are beneficially owned by such persons. However, if they are all beneficially owned by Mohammed I. Marafie, he will be deemed to beneficially own 16.8% or our outstanding common stock.

COGNIGEN NETWORKS, INC.

Stock Option Plan

     We adopted an incentive and non-statutory option plan at our Annual Meeting of Shareholders held on March 15, 2001. The plan authorizes the granting of options to our officers, directors, employees and consultants to purchase shares of our common stock.

     The following is a table with information regarding our equity compensation plans as of June 30, 2004:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c))

Equity compensation plans approved
by security holders	475,000	$ 0.33	150,000

Equity compensation plans not
approved by security holders	2,225,000	$ 2.06	--

Total	2,700,000	$ 1.76	150,000

     A description of the options and warrants issued without shareholder approval is contained in Note 8 – Stockholder’s Equity (deficit) – Stock Options and Warrants – contained in our Notes to Consolidated Financial Statements that were filed as a part of Item 7 of our 10-KSB that was previously filed.

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

COGNIGEN NETWORKS, INC.

     As consideration for the share purchase, among other consideration, we transferred to Cantara Communications Corporation, an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a commission not to exceed 12% which commission was limited by various caps through December 31, 2002. The amount of commissions, fees and bonuses that Cantara Communications Corporation is entitled to is totally dependent upon the commissions that we generate from new and repeat sales of services and products. In addition, as a part of the transaction, our agreement with Kevin E. Anderson Consulting, Inc., pursuant to which we paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000.00 per month to provide up to 20 hours telecommuting consulting services to us per month. Also, under a separate consulting agreement we have paid and will pay Kevin E. Anderson Consulting, Inc, an additional amount for expanded consulting and technical/administrative services. For the years ended June 30, 2004 and June 30, 2003 we paid Cantara Communications Corporation $526,644 and $535,402 in commissions, respectively, and paid Kevin E. Anderson Consulting Inc. $48,000 and $70,000, respectively. For the years ended June 30, 2004 and June 30, 2003, we also paid members of Kevin E. Anderson’s family $50,164 and $43,703 in agent commissions, respectively.

Transactions with Stanford Venture Capital Holdings, Inc. and Stanford Financial Group Company, Inc.

     On October 17, 2002 we issued 500,000 shares of 8% Convertible Series A Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc. for $500,000. Each share of the Preferred Stock is convertible, at the option of the holder, into one share of our common stock for a period of five years. At that time, the Preferred Stock is automatically converted to common stock. The Preferred Stock does not have voting rights and has a liquidation preference of $1.00 per share. In conjunction with the issuance of the Preferred Stock, we paid $30,000 in cash and issued 64,516 shares of our common stock, valued at $20,000, to a third-party consultant as a finder’s fee.>

     Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. We have accrued dividends of $10,000 per quarter on the Preferred Stock.

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

COGNIGEN NETWORKS, INC.

     On February 3, 2003, we entered into a letter of intent with David Stone and Harry Gorlovezky, members of American Communications, pursuant to which Messrs. Stone and Gorlovezky indicated their intent to purchase the approximate 32% interest in American Communications that we acquired from Stanford Financial Group, Inc. for a cash consideration of $22,500. In addition, Messrs. Stone and Gorlovezky had the right, until June 10, 2003, to purchase the $300,000 Promissory Note and Agreement due in October 2004 for a purchase price of $77,500 in cash. The $22,500 was received and the 32% interest in American Communications was delivered to Messrs. Stone and Gorlovezky. The option to purchase the $300,000 Promissory Note and Agreement was not exercised and we agreed to accept $100,000 plus $2,000 in attorney’s fees for full satisfaction of the Promissory Note if paid by July 2004. All but $20,000 was paid by the due date which put the settlement agreement in default and the $80,000 received was applied to interest on the original note and the remaining balance of approximately $320,000 remains due and in default. We have filed a lawsuit against American Communications and the two guarantors of the note to attempt to collect the remaining balance due.

Transaction with Intandem Communications Corp.

     On April 1, 2003, we, and InTandem Communications Corp. (“Intandem”), David B. Hurwitz (“Hurwitz”), Richard G. De Haven (“De Haven”) and Anthony T. Sgroi (“Sgroi”) entered into an agreement (“Funding Agreement”) pursuant to which we agreed to provide up to $448,093 in a series of loans over a period of nine months to InTandem.

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

Consulting Arrangements with Combined Telecommunications Consultancy, Ltd. and Commission Payments to Telkiosk, Inc.

     We also have an agreement with Combined Telecommunications Consultancy, Ltd. (“CTC”), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC is to receive a percentage of a transaction if CTC introduces a transaction to us and is paid a consulting fee of $150 per hour for providing consulting services to us. During the fiscal years ending June 30, 2004 and June 30, 2003, we paid CTC $64,722 and $19,981 respectively, in consulting fees and $19,337 and $ -0- ,respectively, in transaction fees. The foregoing amounts include up to $5,000 that we reimbursed CTC for expenses CTC incurred in performing services on our behalf.

COGNIGEN NETWORKS, INC.

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

COGNIGEN NETWORKS, INC.

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

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through December 28, 2004 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed on January 3,2005).

10.1

Purchase Agreement among us, Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on November 4, 2002).

10.2	Letter dated December 6, 2002, from us to eMaxDirect, LLC (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on December 10, 2002).

COGNIGEN NETWORKS, INC.

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

10.12

Modified Supplemental Consulting Engagement letter dated March 4, 2003 between us and Kevin Anderson (incorporated by reference to Exhibit 10.12 to our amended Annual Report on Form 10-KSB/A for the year ended June 30, 2003).

10.13

Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

COGNIGEN NETWORKS, INC.

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

10.17

Accounts Receivable Purchase Modification Agreement dated November 22, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 10, 2004.

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

   Audit-Related Fees

The aggregate fees billed in each of our last two fiscal years ended June 30, 2004 and 2003 by Ehrhardt Keefe Steiner & Hottman PC for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $13,566 and $19,175, respectively.

COGNIGEN NETWORKS, INC.

   Tax Fees

     The aggregate fees billed for tax services rendered by Ehrhardt Keefe Steiner & Hottman PC for tax compliance, tax advice and tax planning for the two fiscal years ended June 30, 2004 and 2003, were $9,071 and $1,625, respectively.

   All Other Fees

     No services were rendered by Ehrhardt Keefe Steiner & Hottman PC, other than as listed above, for the two fiscal years ended June 30, 2004 and 2003.

     The audit committee is requested to and did approve the retention of Ehrhardt Keefe Steiner & Hottman PC and the fees and other significant compensation paid to it for the fiscal year ended June 30, 2004.

     100% of the services described above were approved by our audit committee.

COGNIGEN NETWORKS, INC.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 7, 2005

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

SIGNATURE	TITLE	DATE
/s/ Gary L. Cook	Director	September 7, 2005
Gary L. Cook
______________________________	Director	___________________
David L. Jackson
/s/ Christopher R. Seelbach	Director	September 7, 2005
Christopher R. Seelbach
/s/ James H. Shapiro	Director	September 7, 2005
James H. Shapiro
/s/ Thomas S. Smith	Director	September 7, 2005
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

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through December 28, 2004 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed on January 3,2005).

10.1

Purchase Agreement among us, Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on November 4, 2002).

10.2	Letter dated December 6, 2002, from us to eMaxDirect, LLC (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on December 10, 2002).

COGNIGEN NETWORKS, INC.

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

10.12

Modified Supplemental Consulting Engagement letter dated March 4, 2003 between us and Kevin Anderson (incorporated by reference to Exhibit 10.12 to our amended Annual Report on Form 10-KSB/A for the year ended June 30, 2003).

10.13

Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

COGNIGEN NETWORKS, INC.

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

10.17

Accounts Receivable Purchase Modification Agreement dated November 22, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 10, 2004.

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