Form 10QSB/A
period 2004-09-30
COGNIGEN NETWORKS INC
filed 2005-09-08
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from _________ to _________

Commission File Number 0-11730

COGNIGEN NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6405 218th Street SW, Suite 305
Mountlake Terrace, WA 98043
(Address of principal executive offices)

(425) 329-2300
(Issuer’s Telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes  [   ]    No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at October 30, 2004
Common Stock, $.001 par value	8,753,972

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]     No   [X]

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended September 30, 2004

FORM 10-QSB/A

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Unaudited Consolidated Statements of Operations	Page 2
Consolidated Balance Sheets	Page 3
Unaudited Consolidated Statement of Changes in Stockholders’ Deficit	Page 4
Unaudited Consolidated Statements of Cash Flows	Page 5
Notes to Unaudited Consolidated Financial Statements	Page 7
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 12
Item 3. Controls and Procedures	Page 15
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	Page 16
Item 6. Exhibits and Reports on Form 8-K	Page 16
Signatures	Page 17

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Operations

Part I - Financial Information

Item 1. Financial Statements

	Three Months Ended September 30,
	2004	2003
	Unaudited	Unaudited
Revenue
Marketing commissions	$ 1,246,221	$ 1,495,454
Telecommunications	1,498,623	1,223,242
Other	--	7,376

Total revenue	2,744,844	2,726,072

Operating expenses
Marketing commissions	854,056	1,002,483
Telecommunications	860,635	703,430
Selling, general and administrative	767,500	1,179,319
Depreciation and amortization	5,023	23,236

Total operating expenses	2,487,214	2,908,468

Income (loss) from operations	257,630	(182,396)
Interest expense	(13,268)	(10,504)

Income (loss) before income taxes	244,362	(192,900)
Income taxes	--	--

Net income (loss)	244,362	(192,900)
Preferred dividends	(10,000)	(10,000)

Net income (loss) attributable to
common shareholders	$ 234,362	$ (202,900)

Income (loss) per common share-
basic and diluted	$ .03	$ (.02)

Weighted average number of common shares
outstanding - basic and diluted	8,753,972	9,553,972

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.
Consolidated Balance Sheets

	September 30, 2004	June 30, 2004
	Unaudited
Assets
Current assets
Cash	$ 132,177	$ 213,611
Accounts receivable, net	498,621	481,092
Commissions receivable, net	782,974	773,168
Inventory	13,639	15,543
Other current assets	50,400	52,210

Total current assets	1,477,811	1,535,624

Non-current assets
Property, plant and equipment, net	17,314	16,847
Deposits and other assets	85,937	60,424

Total non-current assets	103,251	77,271

Total assets	$ 1,581,062	$ 1,612,895

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$ 645,813	$ 670,416
Accrued liabilities	344,544	444,098
Commissions payable	812,407	811,729
Current portion of deferred commissions	511,200	511,200
Receivables financing arrangement	270,725	308,100
Other current liabilities	9,532	1,638

Total current liabilities	2,594,221	2,747,181
Deferred commissions less current portion	114,799	237,346
Other long-term liabilities, including accrued dividends	77,703	68,391

Total liabilities	2,786,723	3,052,918

Stockholders’ deficit
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, $1.00 per share liquidation preference	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972
issued and outstanding as of September 30, 2004 and June 30, 2004	8,754	8,754
Additional paid-in capital	11,954,331	11,954,331
Accumulated deficit	(13,618,746)	(13,853,108)

Total stockholder’s deficit	(1,205,661)	(1,440,023)

Total liabilities and stockholders’ deficit	$ 1,581,062	$ 1,612,895

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Deficit
September 30, 2004

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at July 1, 2004	500,000	$450,000	8,753,972	$8,754	$11,954,331	$(13,853,108)	$(1,440,023)
Net income	--	--	--	--	--	244,362	244,362
Dividends on preferred stock	--	--	--	--	--	(10,000)	(10,000)

Balances at September 30, 2004	500,000	$450,000	8,753,972	$8,754	$11,954,331	$(13,618,746)	$(1,205,661)

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2004	2003
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss)	$ 244,362	$(192,900)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,023	23,236
Bad debt expense	15,960	7,868
Other	--	3,035
Changes in assets and liabilities:
Accounts receivable	(33,489)	(185,864)
Commissions receivable, net	(9,806)	(22,970)
Inventory	1,904	5,436
Deposits and other assets	(23,703)	7,522
Accounts payable	(24,603)	126,326
Commissions payable	678	202,921
Accrued liabilities	(99,554)	95,925
Other current liabilities	7,894	(1,646)
Other	(688)	--

	(160,384)	261,789

Net cash provided by operations	83,978	68,889

Cash flows from investing activities
Capital expenditures	(5,490)	(4,019)
Increase in notes receivable	--	(146,647)

Net cash used in investing activities	(5,490)	(150,666)

Cash flows from financing activities
Payments on deferred commissions	(122,547)	(132,029)
Decrease in receivables financing arrangement	(37,375)	--
Payment on notes payable	--	(25,000)

Net cash used in financing activities	(159,922)	(157,029)

Net decrease in cash and cash equivalents	(81,434)	(238,806)
Cash and cash equivalents-beginning of period	213,611	412,992

Cash and cash equivalents-end of period	$ 132,177	$ 174,186

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.

Unaudited Consolidated Statements of Cash Flows, Continued

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

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2004

Note 1 – Description of Business

Cognigen Networks, Inc. (the Company) was incorporated in May 1983 in the State of Colorado to engage in the cellular radio and broadcasting business and to engage in any other lawful activity permitted under Colorado law. In June 1988, the Company changed its name to Silverthorne Production Company (Silverthorne) and commenced operations in the oil and gas industry. These operations were discontinued in 1989. Between 1989 and 1999, Silverthorne attempted to locate acquisition prospects and negotiate an acquisition. Silverthorne’s pursuit of an acquisition did not materialize until August, 1999, with the acquisition of the assets of Inter-American Telecommunications Holding Corporation (ITHC), which was accounted for as a reverse acquisition. The surviving entity changed its name to Cognigen Networks, Inc. on July 12, 2000.

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

Note 2 – Summary of Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2004, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2004

Note 2 – Summary of Significant Accounting Policies (continued)

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

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a stockholder, in which the stockholder agreed to sell to the Company 2,712,501 shares of the Company’s common stock, at approximately $.77 per share, which approximated market value, in exchange for potential future commissions of $2,088,622 on certain customers, as defined in the agreement. The shares were purchased in December 2001. Deferred commissions payable are being paid out based upon commissions earned as defined in the agreement. The agreement does not guarantee that commissions will be earned. As of September 30, 2004, the remaining balance of deferred commissions payable was $625,999. The Company has classified $511,200 as an estimate of the current portion of this agreement based on historical commissions. After the $625,999 of deferred commissions has been earned and paid to the stockholder, commissions will continue to be paid to the stockholder and recorded as marketing commissions expense in the statement of operations. Had the payments of $122,547 for the three months ended September 30, 2004 been recorded as marketing commissions expense instead of a reduction of deferred commissions payable on the balance sheet, marketing commissions expense would have been higher by $122,547. The Company does not anticipate recording these payments as marketing commissions expense until sometime in the year ending June 30, 2006.

Certain amounts in prior consolidated financial statements have been reclassified to conform to the current presentation.

Note 3 –Note Receivable

As of September 30, 2004, the Company has a note receivable outstanding with a net book value of zero from American Communications, LLC (formerly known as American Internet Communications, LLC) in accordance with a $300,000 Promissory Note and Agreement due in October 2004, originally recorded on the balance sheet at $77,500. This note bears interest at 12% payable annually, is secured by the personal guaranty of the principals of American Communications, and was due October 4, 2004. This note was acquired by the Company in October 2002 as part of the agreement dated October 17, 2002 with Stanford Financial Group Company, Inc. (Stanford Financial) described in more detail in Note 6, Stockholders’ Deficit. The Company agreed to payment on the note of $100,000 plus $2,000 in attorneys’ fees as full satisfaction of the note, if paid by July 2004. All but $20,000 was paid by the due date which put the agreement in default and the $80,000 received was applied to interest on the original note and the remaining balance of approximately $320,000 remains due and in default. The Company has filed a lawsuit against American Communications and the two guarantors of the note to attempt to collect the remaining balance due.

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2004

Note 4 – Acquisition of Intandem

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

Note 5 –Receivables Financing Arrangement

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

Note 6 –Stockholders’ Deficit

On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc., an affiliate of Stanford Financial Group of Houston, Texas, for $500,000. Each share of the Preferred Stock is convertible, at the option of the holder, into one share of the Company’s common stock for a period of five years. At that time, the Preferred Stock is automatically converted to common stock. The Preferred Stock does not have voting rights and has a liquidation preference of $1.00 per share. In conjunction with the issuance of the Preferred Stock, the Company paid $30,000 in cash and issued 64,516 shares of the Company’s common stock, valued at $20,000, to a third-party consultant as a finder’s fee.

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2004

Note 6 –Stockholders’ Deficit (continued)

Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Company accrued for dividends of $10,000 and $10,000 for the three months ended September 30, 2004 and 2003, respectively.

As part of the agreement dated October 17, 2002 discussed above, Stanford Financial agreed to transfer to the Company, an approximate 32% interest in Miami based American Communications, a private company, in exchange for 400,000 shares of the Company’s common stock, two-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $.50 per share and five-year warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $.75 per share. This transaction was completed on February 5, 2003 and the warrants were issued. The two-year warrants to purchase 150,000 shares expired unexercised in October 2004.

On February 3, 2003, the Company entered into a letter of intent with David Stone and Harry Gorlovezky, members of American Communications, pursuant to which Messrs. Stone and Gorlovezky indicated their intent to purchase the approximate 32% interest in American Communications that the Company acquired from Stanford Financial for a cash consideration of $22,500. In addition, Messrs. Stone and Gorlovezky had the right, until June 10, 2003, to purchase the $300,000 Promissory Note and Agreement due in October 2004 for a purchase price of $77,500 in cash. The $22,500 was received and the 32% interest in American Communications was delivered to Messrs. Stone and Gorlovezky. The option to purchase the $300,000 Promissory Note and Agreement was not exercised and the Company agreed to accept $100,000 plus $2,000 in attorney’s fees for full satisfaction of the Promissory Note if paid by July 2004. See Note 3.

Note 7 — Stock Options and Warrants

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
September 30, 2004

Note 8 – Stock for Stock Exchange Agreement

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

In conjunction with the Stock for Stock Exchange Agreement, goodwill with a net book value of $2,893,029 was written off. With consideration of approximately $26,000, calculated using the Black Scholes method of calculation for the 200,000 warrants, goodwill of $2,893,029 and $168,448 in negative equity that was assumed by the Principals, and the 800,000 shares of the Company’s common stock that were repurchased from the Principals valued at $.31 per share, the Company recorded a loss of $2,502,583 on this transaction that was included in the statement of operations for the year ended June 30, 2004.

COGNIGEN NETWORKS, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

COGNIGEN NETWORKS, INC.

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

COGNIGEN NETWORKS, INC.

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

Forward Looking Statements

Certain of the information discussed herein, and in particular in this section entitled “Management’s Discussion and Analysis or Plan of Operation,” contains forward looking statements that involve risks and uncertainties that might adversely affect our operating results in the future in a material way. Such risks and uncertainties include, without limitation, our possible inability to become certified as a reseller in all jurisdictions in which we apply, the possibility that our proprietary customer base will not grow as we expect, our possible inability to obtain additional financing, the possible lack of producing agent growth, our possible lack of revenue growth, our possible inability to add new products and services that generate increased sales, our possible lack of cash flows, our possible loss of key personnel, the possibility of telecommunication rate changes, and technological changes and the possibility of increased competition. Many of these risks are beyond our control. We are not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934 as amended, when making forward-looking statements.

COGNIGEN NETWORKS, INC.

Item 3. Controls and Procedures

     (a)   Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In preparing our audit for the year ended June 30, 2004, our auditors identified potential deficiencies within our internal control framework which have the potential to result in a material control weakness. These potential control deficiencies relate to the manner in which we process transactions to record telecommunications revenue and related accounts receivable as our current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with our accounting system. After reviewing these potential control deficiencies, we do not believe they constitute a material control weakness.

     (b)   Changes in internal controls.

There were no changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that could affect these controls subsequent to the date of their evaluation.

COGNIGEN NETWORKS, INC.

Part II – Other Information

Item 1.Legal Proceedings

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

Item 6.Exhibits and Reports on Form 8-K

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

COGNIGEN NETWORKS, INC.

By: /s/ Thomas S. Smith	Date: September 7, 2005
Thomas S. Smith
President and Chief Executive
Officer
By: /s/ Gary L. Cook	Date: September 7, 2005
Gary L. Cook
Chief Financial Officer

COGNIGEN NETWORKS, INC.

EXHIBIT INDEX

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1	Certification of President and Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002