Form 10QSB/A
period 2004-12-31
COGNIGEN NETWORKS INC
filed 2005-09-08
CIK 726293

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common Stock, $.001 par value	8,753,972

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]     No   [X]

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended December 31, 2004

FORM 10-QSB/A

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Notes to Unaudited Consolidated Financial Statements	Page 5
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 10
Item 3. Controls and Procedures	Page 14
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	Page 16
Item 4. Submission of Matters to a Vote of Security Holders	Page 16
Item 6. Exhibits	Page 17
Signatures	Page 20

COGNIGEN NETWORKS, INC.
Consolidated Balance Sheets

Part I - Financial Information

Item 1. Financial Statements

	December 31, 2004	June 30, 2004
	Unaudited
Assets
Current assets
Cash	$ 155,365	$ 213,611
Accounts receivable, net	476,701	481,092
Commissions receivable, net	806,939	773,168
Inventory	8,903	15,543
Other current assets	41,231	52,210

Total current assets	1,489,139	1,535,624

Non-current assets
Property, plant and equipment, net	14,024	16,847
Deposits and other assets	49,151	60,424

Total non-current assets	63,175	77,271

Total assets	$ 1,552,314	$ 1,612,895

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$ 606,861	$ 670,416
Accrued liabilities	327,188	444,098
Commissions payable	823,456	811,729
Current portion of deferred commissions	500,398	511,200
Receivables financing arrangement	199,900	308,100
Other current liabilities	--	1,638

Total current liabilities	2,457,803	2,747,181

Deferred commissions less current portion	--	237,346
Other long-term liabilities	1,030	68,391

Total liabilities	2,458,833	3,052,918

Stockholders’ deficit
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, $1.00 per share liquidation preference	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972
issued and outstanding as of December 31, 2004 and June 30, 2004	8,754	8,754
Additional paid-in capital	11,954,331	11,954,331
Accumulated deficit	(13,319,604)	(13,853,108)

Total stockholders’ deficit	(906,519)	(1,440,023)

Total liabilities and stockholders’ deficit	$ 1,552,314	$ 1,612,895

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Marketing commissions	$ 1,369,035	$ 1,229,612	$ 2,615,256	$ 2,622,971
Telecommunications	1,550,833	1,594,118	3,049,456	2,817,360
Other	--	(6,944)	--	432

Total revenue	2,919,868	2,816,786	5,664,712	5,440,763

Operating expenses
Commissions:
Marketing	707,834	554,768	1,338,248	1,291,668
Telecommunications	230,333	189,213	453,975	352,701
Telecommunications	830,744	797,253	1,691,379	1,500,683
Selling, general and administrative	914,227	1,005,298	1,681,727	2,184,617
Depreciation and amortization	3,292	21,565	8,315	44,801

Total operating expenses	2,686,430	2,568,097	5,173,644	5,374,470

Income from operations	233,438	248,689	491,068	66,293
Interest expense	(12,518)	(11,706)	(25,786)	(22,210)

Income before income taxes	220,920	236,983	465,282	44,083
Income taxes	--	--	--	--

Net income	220,920	236,983	465,282	44,083
Preferred dividends	(10,000)	(10,000)	(20,000)	(20,000)

Net income attributable to
common shareholders	$ 210,920	$ 226,983	$ 445,282	$ 24,083

Income per common share-
basic and diluted	$ .02	$ .02	$ .05	$ .00

Weighted average number of common shares
outstanding:
Basic	8,753,972	9,553,972	8,753,972	9,553,972

Diluted	8,759,100	9,553,972	8,759,100	9,553,972

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2004	2003
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$ 465,282	$ 44,083

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,315	44,801
Bad debt expense	120,289	41,660
Changes in assets and liabilities:
Accounts receivable	(115,898)	(352,727)
Commissions receivable, net	(33,771)	28,583
Inventory	6,640	13,294
Deposits and other assets	10,979	3,323
Accounts payable	(63,555)	148,783
Commissions payable	11,727	(784)
Accrued liabilities	(116,910)	60,743
Other current liabilities	(1,638)	(33,477)
Other	12,134	19,461

	(161,688)	(26,340)

Net cash provided by operations	303,594	17,743

Cash flows from investing activities
Capital expenditures	(5,492)	(2,746)
Increase in investments to Intandem	--	(214,647)

Net cash used in investing activities	(5,492)	(217,393)

Cash flows from financing activities
Payments on deferred commissions	(248,148)	(260,845)
Decrease in receivables financing arrangement	(108,200)	--
Proceeds from notes payable	--	85,475
Payment on notes payable	--	(25,000)

Net cash used in financing activities	(356,348)	(200,370)

Net decrease in cash and cash equivalents	(58,246)	(400,020)
Cash and cash equivalents-beginning of period	213,611	412,992

Cash and cash equivalents-end of period	$ 155,365	$ 12,972

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the six months ended December 31, 2004 and 2003 were $25,786 and $25,000, respectively.

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
December 31, 2004

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
December 31, 2004

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

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
December 31, 2004

The following presents a proforma table of certain statement of operations accounts for the three and six months ended December 31, 2004 that reflect the increase in commissions expense had the payments to the stockholder, described in the preceding paragraph, during these periods been accounted for as commissions expense rather than a reduction to deferred commissions payable.

	Pro Forma Three Months Ended December 31, 2004	Pro Form Six Months Ended December 31, 2004
Total revenue	$2,919,868	$5,664,712

Operating expenses:
Marketing commissions	1,063,768	2,040,371
Telecommunications	830,744	1,691,379
Selling, general and administrative	914,227	1,681,727
Depreciation and amortization	3,292	8,315

Total operating expenses	2,812,031	5,421,792

Income from operations	$ 107,837	$ 242,920

Net income attributable to common shareholders	$ 85,319	$ 197,134

Income per common share - basic and diluted	$ .01	$ .02

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
December 31, 2004

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

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
December 31, 2004

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Telecommunications revenue increased $232,096 for 2004 compared to 2003, or 8%. This increase resulted from an increase in telecommunications revenue from new proprietary products and services being sold, offset by the transfer of some revenue to CST in their sale mentioned below. Our proprietary customer base increased by approximately 6,800 customers when comparing this period to that of the prior year, again partially offset by the transfer of some products and their customers resulting from our sale of CST effective February 1, 2004. As part of the sale, CST maintained approximately $70,000 in monthly telecommunications revenue and the related customers that use these products and services.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective.

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

After reviewing these potential control deficiencies, we do not believe they constitute material control weaknesses.

     (b)   Changes in internal controls.

There were no changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that could affect these controls subsequent to the date of their evaluation.

Part II – Other Information

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

The first sentence of Article III, Section 2 of the bylaws was amended by adding the words “or by the shareholders” to the end thereof;

The third paragraph of Article III, Section 2 of the bylaws was amended to read, “By June 1, 2005, a majority of the board of directors must be independent as that term is defined by the rules of the American Stock Exchange LLC or by the rules of The NASDAQ Stock Market, whichever has the most lenient rules.”;

The last paragraph of Article III, Section 11, of the bylaws was amended by adding the following sentences thereto: “The Chairman of the Audit Committee may not be a member of the Compensation Committee. The Chairman of the Compensation Committee may not be a member of the Audit Committee. The provisions of the last two sentences may only be amended by a vote of the shareholders.”; and

Two new sentences were added to the beginning of Article IV, Section 5 of the bylaws which read as follows. “The directors shall appoint from among their members a director to serve as chairman of the board of directors. This provision of the bylaws may only be amended by a vote of the shareholders.”

For - 4,828,673 (all present at the meeting)	Against - None

That the number of directors to be voted on at the meeting be reduced to six.

For - 4,828,673 (all present at the meeting).	Against - None

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

14.1	Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-KSB/A for the year ended June 30, 2004).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

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

14.1	Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-KSB/A for the year ended June 30, 2004).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002