Form 10QSB/A
period 2005-03-31
COGNIGEN NETWORKS INC
filed 2005-09-08
CIK 726293

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, $.001 par value	8,753,972

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]     No   [X]

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended March 31, 2005

FORM 10-QSB/A

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Notes to Unaudited Consolidated Financial Statements	Page 5
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 10
Item 3. Controls and Procedures	Page 15
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	Page 17
Item 6. Exhibits	Page 17
Signatures	Page 20

COGNIGEN NETWORKS, INC.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2005	June 30, 2004
	Unaudited
Assets
Current assets
Cash	$ 115,242	$ 213,611
Accounts receivable, net	437,256	481,092
Commissions receivable, net	1,123,340	773,168
Inventory	12,535	15,543
Other current assets	46,846	52,210

Total current assets	1,735,219	1,535,624

Non-current assets
Property, plant and equipment, net	19,582	16,847
Deposits and other assets	22,220	60,424

Total non-current assets	41,802	77,271

Total assets	$ 1,777,021	$ 1,612,895

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$ 619,718	$ 670,416
Accrued liabilities	229,614	444,098
Commissions payable	937,567	811,729
Current portion of deferred commissions	366,142	511,200
Receivables financing arrangement	183,750	308,100
Other current liabilities	--	1,638

Total current liabilities	2,336,791	2,747,181
Deferred commissions less current portion	--	237,346
Other long-term liabilities	442	68,391

Total liabilities	2,337,233	3,052,918

Stockholders’ deficit
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, $1.00 per share liquidation preference	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972
issued and outstanding as of March 31, 2005 and June 30, 2004	8,754	8,754
Additional paid-in capital	11,954,331	11,954,331
Accumulated deficit	(12,973,297)	(13,853,108)

Total stockholders’ deficit	(560,212)	(1,440,023)

Total liabilities and stockholders’ deficit	$ 1,777,021	$ 1,612,895

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Marketing commissions	$ 1,596,618	$ 1,220,450	$ 4,211,874	$ 3,843,420
Telecommunications	1,413,552	1,449,344	4,463,008	4,283,876
Other	--	12,398	--	(4,342)

Total revenue	3,010,170	2,682,192	8,674,882	8,122,954

Operating expenses
Commissions:
Marketing	913,676	571,292	2,251,924	1,862,959
Telecommunications	191,812	162,409	645,787	515,110
Telecommunications	755,561	774,688	2,446,940	2,275,371
Selling, general and administrative	784,201	4,144,625	2,465,928	6,329,242
Depreciation and amortization	3,934	6,554	12,249	51,355

Total operating expenses	2,649,184	5,659,568	7,822,828	11,034,037

Income from operations	360,986	(2,977,376)	852,054	(2,911,083)
Interest expense	(14,679)	(11,991)	(40,465)	(34,201)

Income before income taxes	346,307	(2,989,367)	811,589	(2,945,284)
Income taxes	--	--	--	--

Net income	346,307	(2,989,367)	811,589	(2,945,284)
Preferred dividends	(10,000)	(10,000)	(30,000)	(30,000)

Net income attributable to
common shareholders	$ 336,307	$(2,999,367)	$ 781,589	$(2,975,284)

Income per common share-
basic and diluted	$ .04	$ (.33)	$ .09	$ (.32)

Weighted average number of common shares
outstanding:
Basic	8,753,972	9,026,499	8,753,972	9,379,427

Diluted	8,857,049	9,026,499	8,770,382	9,379,427

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2005	2004
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$ 811,589	$(2,945,284)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,249	51,355
Bad debt expense	113,376	213,913
Loss provision for CST and Funding Agreement	--	2,966,947
Changes in assets and liabilities:
Accounts receivable	(69,540)	(548,344)
Commissions receivable, net	(350,172)	85,850
Inventory	3,008	16,880
Deposits and other assets	5,364	(18,017)
Accounts payable	(50,698)	120,520
Commissions payable	125,838	(76,172)
Accrued liabilities	(214,484)	217,619
Other current liabilities	(1,638)	(22,457)
Other	273	379

	(426,424)	3,008,473

Net cash provided by operations	385,165	63,189

Cash flows from investing activities
Capital expenditures	(14,984)	--
Increase in investments to Intandem	--	(221,397)
Decrease in deposits and other assets	38,204	1,798

Net cash provided by (used in) investing activities	23,220	(219,599)

Cash flows from financing activities
Payments on deferred commissions	(382,404)	(394,049)
Decrease in receivables financing arrangement	(124,350)	--
Proceeds from financing arrangement	--	207,038
Payment on notes payable	--	(50,000)

Net cash used in financing activities	(506,754)	(237,011)

Net decrease in cash and cash equivalents	(98,369)	(393,421)
Cash and cash equivalents-beginning of period	213,611	412,992

Cash and cash equivalents-end of period	$ 115,242	$ 19,571

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the nine months ended March 31, 2005 and 2004 were $40,465 and $34,201, respectively.

See notes to unaudited consolidated financial statements.

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2005

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

The Company is an Internet and relationship enabled marketer primarily of long distance telephone and personal communications services. Revenue is generated in two ways. First, marketing commissions revenue is generated from a number of outside vendors who are represented on the Company’s sales agent web sites and for whom the Company sells their products and services via contractual agreements. Second, telecommunications revenue is generated through sales of the Company’s proprietary products and services through the Company’s sales agent web sites.

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
March 31, 2005

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

On November 21, 2001, the Company entered into a Stock Redemption Agreement with a stockholder, in which the stockholder agreed to sell to the Company 2,712,501 shares of the Company’s common stock, at approximately $.77 per share, which approximated market value, in exchange for potential future commissions of $2,088,622 on certain customers, as defined in the agreement. The shares were purchased in December 2001. Deferred commissions payable are being paid out based upon commissions earned as defined in the agreement. The agreement does not guarantee that commissions will be earned. As of March 31, 2005, the remaining balance of deferred commissions payable was $366,142. The Company has classified the entire balance as current based on historical commissions. After the $366,142 of deferred commissions has been earned and paid to the stockholder, commissions will continue to be paid to the stockholder and recorded as marketing commissions expense in the statement of operations. Had the payments of $134,256 and $382,404 for the three and nine months ended March 31, 2005, respectively, been recorded as marketing commissions expense instead of a reduction of deferred commissions payable on the balance sheet, marketing commissions expense would have been higher by $134,256 and $382,404. The Company does not anticipate recording these payments as marketing commissions expense until sometime in the year ending June 30, 2006 See Note 10 for additional information.

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2005

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

	Pro Forma	Actual	Pro Forma	Actual
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Total revenue	$3,010,170	$3,010,170	$8,674,882	$8,674,882

Operating expenses:
Marketing commissions	1,239,744	1,105,488	3,280,115	2,897,711
Telecommunications	755,561	755,561	2,446,940	2,446,940
Selling, general and administrative	784,201	784,201	2,465,928	2,465,928
Depreciation and amortization	3,934	3,934	12,249	12,249

Total operating expenses	2,783,440	2,649,184	8,205,232	7,822,828

Income from operations	$ 226,730	$ 360,986	$ 469,650	$ 852,054

Net income attributable to common
shareholders	$ 202,051	$ 336,307	$ 399,185	$ 781,589

Income per common share - basic and diluted
	$ .02	$ .04	$ .05	$ .09

Certain amounts in prior consolidated financial statements have been reclassified to conform to the current presentation.

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2005

Note 3 –Note Receivable

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

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2005

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

COGNIGEN NETWORKS, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2005

Note 7 — Stock Options and Warrants (continued)

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

Note 9 – Commitments and Contingencies

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

On April 7, 2005, David L. Jackson, one of the Company’s directors and a member of our Compensation Committee, filed a complaint with the California Department of Fair Employment and Housing (No. E200405M1559-00-ap) alleging that he was terminated by our Board of Directors because of “medical cancer condition and disparate treatment because of age, insurance costs, salary, accrued vacation, sick pay, severance pay, deferred compensation claims during the time” that he “was recovering from cancer surgery”. It is the Company’s position that Mr. Jackson was terminated due to the failure by him to perform the tasks assigned to him and that were a part of his employment status. Although the Company intends to defend the claim, because of the costs involved, the Company may consider a settlement with Mr. Jackson. Mr. Jackson did not specify in his complaint the amount of his alleged losses.

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

Note 10 – Related Party Information

On November 21, 2001, the Company entered into a Stock Redemption Agreement with the Anderson Family Trust (AFT), a substantial stockholder of the Company, whereby AFT sold 2,712,501 shares of the Company’s common stock to the Company in exchange for the transfer by the Company to the AFT of the original Cognigen Agency and all of its downline agents. As a result of this transaction, AFT received the contingent right to receive all of its direct sales commissions and generational downline commission overrides. During the first twelve months of the ownership by the AFT of the former Cognigen Agency, now renamed Cantara Agency (Cantara), the AFT agreed to a capping of the commissions payable to it, thereafter commencing January 2003, AFT/Cantara Agency has received the full direct and generational override commissions it is entitled to earn pursuant to the existing and current Company commission structure applicable for all agents. Payment of commissions to the AFT/Cantara Agency is totally contingent upon the generation of sales by it and its downline agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by employees of the Cantara Agency and/or its downline sub-agents. The Cantara Agency has contracted with Kevin E. Anderson Consulting, Inc. (KEAC), a corporation owned by Kevin E, Anderson, founder of Cognigen Communications and a beneficiary of the AFT, to manage the Cantara Agency for a set monthly fee. The AFT owns approximately 13% of the Company’s common stock. Currently, the monthly commission payment to the AFT/Cantara Agency is approximately 11% of the total commissions paid monthly to all of the Company’s agents. The Company’s agents, who contribute to the generational downline commissions earned by the Cantara Agency, are themselves paid approximately 70% of all the commissions paid monthly by the Company.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period convered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective.

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

After reviewing these potential control deficiencies, we do not believe they constitute material control weakenesses.

     (b)   Changes in internal controls.

There were no changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that could materially affect these controls subsequent to the date of their evaluation.

Part II – Other Information

Item 1. Legal Proceedings

Information as to the lawsuit we filed against American communications, LLC, David Stone and Harry Gorlovezsky is contained in our Quarterly Reports on Form 10QSB for the quarters ended December 31, 2004 and September 30, 2004.

On April 7, 2005, David L. Jackson, one of our directors and a member of our Compensation Committee, filed a complaint with the California Department of Fair Employment and Housing (No. E200405M1559-00-ap) alleging that he was terminated by our Board of Directors because of “medical cancer condition and disparate treatment because of age, insurance costs, salary, accrued vacation, sick pay, severance pay, deferred compensation claims during the time” that he “was recovering from cancer surgery”. It is our position that Mr. Jackson was terminated due to the failure by him to perform the tasks assigned to him and that were a part of his employment status. Although we intend to defend the claim, because of the costs involved, we may consider a settlement with Mr. Jackson. Mr. Jackson did not specify in his complaint the amount of his alleged losses.

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