Form 10QSB
period 2005-09-30
COGNIGEN NETWORKS INC
filed 2005-11-15
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

OR

(   )   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from _____________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 30, 2005
Common Stock, $.001 par value	8,753,972

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No [X]

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended September 30, 2005

FORM 10-QSB

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Notes to Unaudited Consolidated Financial Statements	Page 5
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 12
Item 3. Controls and Procedures	Page 14
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	Page 15
Item 6. Exhibits	Page 16
Signatures	Page 17

COGNIGEN NETWORKS, INC.

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2005	June 30, 2005
	Unaudited
Assets
Current assets
Cash	$ 91,876	$ 143,224
Accounts receivable, net	453,015	457,729
Marketing commissions receivable	1,122,743	1,198,530
Current portion of deferred tax asset	21,628	362,272
Other current assets	65,845	83,908

Total current assets	1,755,107	2,245,663

Non-current assets
Property, plant and equipment, net	12,231	15,907
Long term portion of deferred tax asset	780,001	453,031
Deposits and other assets	76,618	31,965

Total non-current assets	868,850	500,903

Total assets	$ 2,623,957	$ 2,746,566

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 545,727	$ 566,636
Accrued liabilities	146,019	245,812
Marketing commissions payable	1,004,570	1,034,249
Current portion of deferred commissions	92,769	226,068
Receivables financing arrangement	281,250	195,000
Other current liabilities	44,564	20,350

Total current liabilities	2,114,899	2,288,115
Other long-term liabilities	--	116

Total liabilities	2,114,899	2,288,231

Stockholders’ equity
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, $1.00 per share liquidation preference	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972
issued and outstanding as of September 30, 2005 and June 30, 2005	8,754	8,754
Additional paid-in capital	11,958,937	11,954,331
Accumulated deficit	(11,908,633)	(11,954,750)

Total stockholders’ equity	509,058	458,335

Total liabilities and stockholders' equity	$ 2,623,957	$ 2,746,566

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,
	2005	2004
	Unaudited	Unaudited
Revenue
Marketing commissions	$ 1,741,972	$ 1,246,221
Telecommunications	1,073,617	1,498,623
Other	6,283	--

Total revenue	2,821,872	2,744,844

Operating expenses
Commissions:
Marketing	1,093,684	630,414
Telecommunications	155,840	223,642
Telecommunications	689,904	860,635
Other	5,671	--
Selling, general and administrative	794,091	767,500
Depreciation and amortization	3,678	5,023

Total operating expenses	2,742,868	2,487,214

Income from operations	79,004	257,630
Interest expense	(8,865)	(13,268)

Income before income taxes	70,139	244,362
Income taxes	(24,022)	--

Net income	46,117	244,362
Preferred dividends	(10,000)	(10,000)

Net income attributable to
common shareholders	$ 36,117	$ 234,362

Income per common share-
basic and diluted	$ .00	$ .03

Weighted average number of
common shares outstanding:
Basic	8,753,972	8,753,972

Diluted	9,523,029	8,753,972

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2005	2004
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$ 46,117	$ 244,362

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,678	5,023
Bad debt expense	28,154	15,960
Deferred tax expense	24,022	--
Issuance of stock options	4,606	--
Changes in assets and liabilities:
Accounts receivable	(23,470)	(33,489)
Commissions receivable, net	75,787	(9,806)
Other current assets	7,715	(23,703)
Accounts payable	(20,909)	(24,603)
Commissions payable	(29,679)	678
Accrued liabilities	(99,793)	(99,554)
Other current liabilities	24,126	7,894
Other	--	1,216

	(5,763)	(160,384)

Net cash provided by operations	40,354	83,978

Cash flows from investing activities
Capital expenditures	--	(5,490)
Increase other assets	(44,653)	--

Net cash used in investing activities	(44,653)	(5,490)

Cash flows from financing activities
Payments on deferred commissions	(133,299)	(122,547)
Decrease in receivables financing arrangement	--	(37,375)
Increase in receivables financing arrangement	86,250	--

Net cash used in financing activities	(47,049)	(159,922)

Net decrease in cash and cash equivalents	(51,348)	(81,434)
Cash and cash equivalents-beginning of period	143,224	213,611

Cash and cash equivalents-end of period	$ 91,876	$ 132,177

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the three months ended September 30, 2005 and 2004 were $8,865 and $13,268, respectively.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

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

The Company is an Internet and relationship enabled marketer. The Company’s core products are long distance telephone and personal communications services. Revenue is generated in two ways. First, marketing commissions revenue is generated from a number of vendors who are represented on the Company’s agent web sites and for whom the Company sells their products and services via contractual agreements. Second, telecommunications revenue is generated through sales of the Company’s proprietary products and services through the Company’s agent web sites.

To date, over 820,000 customers have purchased telecommunication and personal technology services and products from our websites. Each of the individuals, who are currently registered as our agents, has a website that is replicated from the main www.ld.net site. This Internet presence containing millions of pages has gained for our principal website the number one ranking among long distance telecommunication marketing websites based on the number of unique visits and pages viewed by Ranking.com. Recently, we and our agents accounted for 11 of the top 27 long distance telecommunication websites listed by Ranking.com.

The Company formed a subsidiary, LowestCostMall, Inc. (LCM), in May 2005 to begin offering customers, through its sales agent force, an online retail store. These operations have been consolidated as part of the consolidated operations beginning in July 2005. LCM provides innovative online shopping of thousands of discounted products such as office products, toys, flowers, jewelry, electronic and household items. Revenue is generated by LCM through the sales of discounted products and sales of memberships. The membership enables the member to receive even lower prices on the already discounted products.

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries, Intandem Communications Corp. (Intandem) since February 1, 2004 and LCM. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the unaudited consolidated statements of operations for the three months ended September 30, 2005 and 2004, respectively, (b) the unaudited consolidated balance sheet as of September 30, 2005 and (c) the unaudited consolidated statements of cash flows for the three months ended September 30, 2005 and 2004, respectively, in order to make the financial statements not misleading.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

Note 2 – Summary of Significant Accounting Policies (continued)

for the year ended June 30, 2005, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results for the three months ended June 30, 2005 may not necessarily be indicative of the results for the fiscal year ending June 30, 2006.

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

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

Note 2 – Summary of Significant Accounting Policies (continued)

The following presents statement of operations data and proforma data. The proforma data reflect certain statement of operations accounts for the three months ended September 30, 2005 and 2004 that reflect the increase in commissions expense had the payments to the stockholder, described in the preceding paragraph, during these periods been accounted for as commissions expense rather than a reduction to deferred commissions payable.

	Pro Forma Three Months Ended September 30, 2005	Actual Three Months Ended September 30, 2005	Pro Forma Three Months Ended September 30, 2004	Actual Three Months Ended September 30, 2004
Total revenue	$ 2,821,872	$2,821,872	$2,744,844	$2,744,844

Operating expenses:
Marketing commissions	1,382,823	1,249,524	976,603	854,056
Telecommunications	689,904	689,904	860,635	860,635
Other	5,671	5,671
Selling, general and administrative	794,091	794,091	767,500	767,500
Depreciation and amortization	3,678	3,678	5,023	5,023

Total operating expenses	2,876,167	2,742,868	2,609,761	2,487,214

Income (loss) from operations	$ (54,295)	$ 79,004	$ 135,083	$ 257,630

Net income (loss) attributable to
common shareholders	$ (97,182)	$ 36,117	$ 111,815	$ 234,362

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

Note 3 –Receivables Financing Arrangement

The balance of receivables financing arrangement as of September 30, 2005 is $281,250. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works, as a condition to the Receivables Purchase Agreement. Facility, audit and due diligence fees were paid to the bank of $15,976. In addition, finder’s fees were paid to a party who may be deemed to be a related party of $19,337. Both of these amounts have been fully amortized into interest expense in prior years. The Receivables Purchase Agreement is renewable from year to year unless terminated in writing by either party.

Note 4 –Stockholders’ Deficit

As of September 30, 2005, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A. On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc. for $500,000. Each share of the 8% Convertible Series A Preferred Stock is convertible, at the option of the holder, into one share of the Company’s common stock for a period of five years. After five years the Preferred Stock is automatically converted to common stock. The Preferred Stock does not have voting rights and has a liquidation preference of $1.00 per share. In conjunction with the issuance of the Preferred Stock, the Company paid $30,000 in cash and issued 64,516 shares of the Company’s common stock valued at $20,000 to unaffiliated third-parties as a finders’ fee.

Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $138,225 as of September 30, 2005.

Note 5 — Stock Options and Warrants

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

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

Note 5 — Stock Options and Warrants (continued)

During the three months ended September 30, 2005, the Company granted 30,000 options to non-employee Directors to purchase shares of common stock of the Company. The options granted vest immediately and are exercisable at $.71 and expire five years from the date of grant.

As of September 30, 2005, the number of stock options outstanding under the Plan was 505,000.

As of September 30, 2005, the number of stock options outstanding not under any plan was 25,000.

As of September 30, 2005, there were 1,050,000 warrants outstanding that were exercisable into shares of common stock of the Company. 500,000 of these warrants expired unexercised in November 2005.

Note 6 – Commitments and Contingencies

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

Other Contingencies

On April 7, 2005, David L. Jackson, one of the Company’s directors and a member of the Company’s Compensation Committee, filed a complaint with the California Department of Fair Employment and Housing (No. E200405M1559-oo-ap) alleging that he was improperly terminated as an employee by the Company’s Board of Directors. Because of the costs involved in litigating this complaint, the Company settled with Mr. Jackson by paying Mr. Jackson $32,000 in one lump sum. Mr. Jackson did not specify in his complaint the amount of his alleged losses.

The Company has granted a security interest to Global Crossing Bandwidth, Inc. (Global Crossing) in the assets of the Company to the extent the assets relate to services provided by Global Crossing and to the extent any amounts remain outstanding to Global Crossing. This security interest is second to an existing security interest by Silicon Valley Bank described in Note 3.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

Note 7 – Related Party Information

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc.

On December 7, 2001, the Company closed a transaction in which it purchased, or redeemed, 2,712,500 shares of the Company’s common stock from the Anderson Family Trust. The Anderson Family Trust delivered shares from those owned by Cognigen Corporation, a company 98.9 % owned by AFT, to satisfy its obligation pursuant to the transaction. Kevin E. Anderson and members of his family are the beneficiaries of AFT. Kevin E. Anderson may be deemed to beneficially own the shares of our common stock owned by AFT. As consideration for the return of the 2,712,500 shares to us, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by our customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the three months ended September 30, 2005 and 2004, the Company paid Cantara $133,299 and $122,547 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month. In March 2003 the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc to provide expanded consulting and technical/administrative services. For the three months ended September 30, 2005 and 2004, the Company paid Kevin E. Anderson Consulting, Inc. $13,500 and $12,000, respectively, pursuant to the consulting agreement. For the three months ended September 30, 2005 and 2004, Cognigen also paid members of Kevin E. Anderson’s family approximately $13,500 and $10,500 in agent commissions, respectively.

On June 20, 2005, the Company entered into an Agreement Granting a First Right of Refusal to Purchase Enterprise Assets with AFT. Pursuant to the agreement, in consideration of the payment by the Company of $15,000, AFT granted the Company a first right of refusal to purchase certain assets of Cantara that were transferred by the Company to it as described above. Therefore, if a third party offers to purchase such assets by December 30, 2005, the Company has the first right of refusal to match that offer within 10 working days after the Company’s receipt of the offer. The $15,000 will be credited against the purchase price if the Company exercised its first right of refusal or will be refunded to the Company if the assets are sold to a third party for which the Company is not provided with the first right of refusal. If the Company does not exercise its first right of refusal and the Company were provided with its right to so exercise it, the $15,000 is deemed to be fully earned by AFT.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

Note 7 – Related Party Information (continued)

Agreement with a Former Director

In February 2005, the Company entered into an agreement with SEGAL & Co. Incorporated, which is controlled by Robert B. Segal, a director at the time the Company entered into the agreement who resigned as a director in May 2005. Under the agreement, SEGAL & Co. Incorporated is to act as a non-exclusive financial advisor to the Company. If it is successful in raising funds on terms acceptable to the Company, the Company will pay SEGAL & Co. Incorporated a financing fee of 4% of the first $5,000,000, 2% of the subsequent $10,000,000 and 1% thereafter. If SEGAL & Co. Incorporated is able to find a merger or acquisition acceptable to the Company, it will receive 2.5% of the value of the transaction. The agreement is for 12 months unless extended on a month to month basis thereafter. The agreement also provides for reimbursement of approved expenses up to $2,000 per month.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     We are an Internet and relationship enabled marketer. Our core products are long distance telephone and personal communications services. We have generated revenue in two ways. First, marketing commissions revenue has been generated from a number of vendors who are represented on our agent web sites and for whom we sell their telecommunications and other products and services via contractual agreements. Second, we have generated telecommunications revenue through sales of our proprietary products and services through our agent web sites. Our founder, Kevin E. Anderson, pioneered our Internet based long distance telecommunication marketing opportunity in the 1990‘s. We have invested millions of dollars in developing business systems for our independent agent network around the world. To date, over 820,000 customers have purchased telecommunication and personal technology services and products from our websites. Each of the individuals, who are currently registered as our agents, has a website that is replicated from the main www.ld.net site. This Internet presence containing millions of pages has gained for our principal website the number one ranking among long distance telecommunication marketing websites based on the number of unique visits and pages viewed by Ranking.com. Recently, we and our agents accounted for 11 of the top 27 long distance telecommunication websites listed by Ranking.com.

     We formed a subsidiary, LowestCostMall, Inc. (LCM), in May 2005 to begin offering customers, through our sales agent force, an online retail store. These operations have been consolidated as part of our consolidated operations beginning in July 2005. LCM provides innovative online shopping of thousands of discounted products such as office products, toys, flowers, jewelry, electronic and household items. Revenue is generated by LCM through the sales of discounted products and sales of memberships. The membership enables the member to receive even lower prices on the already discounted products.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total revenue for the three months ended September 30, 2005 was $2,821,872 compared to $2,744,844 for 2004. Marketing commissions revenue was $1,741,972 for 2005 compared to $1,246,221 for the prior year. Telecommunications revenue was $1,073,617 for 2005 as compared to $1,498,623 for the prior year.

Marketing commissions revenue for 2005 increased $495,751 from that of 2004, or 40%. This increase reflects increases in sales of cellular products.

Telecommunications revenue decreased $425,006 for 2005 compared to 2004, or 28%. This decrease results from lower sales of our proprietary products and services, as well as, lower selling prices of those products and services due to declining long distance rates.

Marketing commissions expense increased from $630,414 for 2004 to $1,093,684 for 2005, an increase of $463,270, or 73%. This increase correlates to an increase in marketing commissions revenue explained above. The higher percentage increase in marketing commissions expense compared to the increase in marketing commissions revenue results from a difference in product mix between the periods and the payment of higher commission expense to certain master sales agents who have been added to our sales agent force to increase volume and sell certain products and services such as cellular products.

Telecommunications commissions expense decreased from $223,642 for 2004 to $155,840 for 2005, a decrease of $67,802, or 30%. This decrease is consistent with the decrease described above in telecommunications revenue.

Had the payments to a shareholder described in Note 2 to the Consolidated Financial Statements been recorded as marketing commissions expense instead of a reduction of deferred commissions payable on the balance sheet, marketing commissions expense would have been higher by $133,299, therefore reducing net income by this same amount. We anticipate recording these payments as marketing commissions expense in the next quarter as the deferred commission payable balance will have been reduced to zero.

Telecommunications expense, or carrier costs, decreased from $860,635 for 2004 to $689,904 for 2005, or a decrease of $170,731, or 20%. This decrease correlates to the decrease in telecommunications revenue described above. The margins on our telecommunications revenue decreased compared to the prior period reflective of higher carrier costs and a highly competitive market for long distance customers being driven by declining long distance rates.

Income from operations decreased by $178,626. This decrease was attributable to higher sales volumes of some lower margin products included under Marketing Commission Revenue. In addition we had lower revenue from Telecommunications services where we also experienced higher carrier costs. This combined with declining long distance rates has resulted in lower margins on our proprietary products.

Selling, general and administrative expenses increased $26,591 for 2005 compared to 2004. This increase is due to expenses related to initiatives with LCM.

Interest expense for 2005 of $8,865 is lower with that for 2004 of $13,268 due to lower average outstanding debt balances.

Liquidity and Capital Resources

We have historically funded our operations primarily from sales of securities and operations. As of September 30, 2005 we had cash and cash equivalents of $91,876 and negative working capital of $359,792. Cash provided by operations during the three months ended September 30, 2005 was $40,354. Cash used in financing activities of $47,049 included the payment of deferred commissions of $133,299 and an increase in the receivables financing arrangement of $86,250.

     We have a balance outstanding under a receivables financing arrangement with Silicon Valley Bank as of September 30, 2005 of $281,250. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with the bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to us. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. After one year, the Receivables Purchase Agreement is from year to year unless terminated in writing by either party. We are in compliance with the terms and conditions of the Receivables Purchase Agreement.

     Cash flows generated from operations and from our receivables financing arrangement were sufficient to meet our working capital requirements for the three months ended September 30, 2005, but may not be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We are looking at various financing and equity opportunities to provide additional working capital or for expansion opportunities and continue to identify costs and expenses that can be reduced or eliminated. There can be no assurance we will be able to secure additional debt or equity financing, that we will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable us to meet all of our future obligations or to be able to expand. However, we believe that we will be successful in producing sufficient cash flows from all collective sources to continue for at least the next twelve months.

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

     Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures ( as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report. Based upon that evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

     Our certifying officer does not believe that the potential control deficiencies constitute material weaknesses because of the number of compensating internal controls already in place. However, we are a small company and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties. We are aware that the Committee of Sponsoring Organizations (COSO) of the Treadway Commission is going to issue its report on internal controls structures for small companies. It is possible that after reviewing this report and after our independent auditors perform a Section 404 test, we will conclude that due to the fact that we do not have proper segregation of duties, some of the issues that we believe are compensating internal controls are not sufficient to mitigate the lack of segregation of duties. Thus, we might be deemed to have material weaknesses in our internal control structure.

     (b)    Changes in internal controls.

There were no changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that could affect these controls subsequent to the date of their evaluation.

Part II – Other Information

Item 1. Legal Proceedings

On April 7, 2005, David L. Jackson, one of our directors and a member of our Compensation Committee, filed a complaint with the California Department of Fair Employment and Housing (No. E200405M1559-00-ap) alleging that he was terminated by our Board of Directors because of “medical cancer condition and disparate treatment because of age, insurance costs, salary, accrued vacation, sick pay, severance pay, deferred compensation claims during the time” that he “was recovering from cancer surgery”. It is our position that Mr. Jackson was terminated due to the failure by him to perform the tasks assigned to him and that were a part of his employment status. Although we intended to defend the claim, because of the costs involved, we settled with Mr. Jackson for $32,000. Mr. Jackson did not specify in his complaint the amount of his alleged losses.

Item 6. Exhibits

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

2.1

Stock for Stock Exchange Agreement dated May 12, 2004, by and among Jimmy L. Boswell, David G. Lucas, Reginald W. Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 12, 2005 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed on May 13, 2005).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-KSB for the year ended June 30, 2005).

31.1	Certification of Acting Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Gary L. Cook	Date: November 14, 2005
Gary L. Cook
Acting Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

2.1

Stock for Stock Exchange Agreement dated May 12, 2004, by and among Jimmy L. Boswell, David G. Lucas, Reginald W. Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 12, 2005 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed on May 13, 2005).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-KSB for the year ended June 30, 2005).

31.1	Certification of Acting Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002