Form 10QSB
period 2005-12-31
COGNIGEN NETWORKS INC
filed 2006-02-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock, $.001 par value	8,753,972

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No [X]

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended December 31, 2005

FORM 10-QSB

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Notes to Unaudited Consolidated Financial Statements	Page 5
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 13
Item 3. Controls and Procedures	Page 16
Part II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 17
Item 4. Submission of Matters to a Vote of Security Holders	Page 18
Item 6. Exhibits	Page 19
Signatures	Page 20

COGNIGEN NETWORKS, INC.

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	December 31, 2005	June 30, 2005
	Unaudited
Assets
Current assets
Cash	$ 153,909	$ 143,224
Accounts receivable, net	449,212	457,729
Marketing commissions receivable	963,683	1,198,530
Current portion of deferred tax asset	18,514	362,272
Other current assets	25,249	83,908

Total current assets	1,610,567	2,245,663

Non-current assets
Property, plant and equipment, net	9,874	15,907
Long term portion of deferred tax asset	822,137	453,031
Deposits and other assets	120,565	31,965

Total non-current assets	952,576	500,903

Total assets	$ 2,563,143	$ 2,746,566

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 573,178	$ 566,636
Accrued liabilities	238,666	245,812
Marketing commissions payable	821,008	1,034,249
Current portion of deferred commissions	--	226,068
Receivables financing arrangement	442,500	195,000
Other current liabilities	47,825	20,350

Total current liabilities	2,123,177	2,288,115
Other long-term liabilities	14,963	116

Total liabilities	2,138,140	2,288,231

Stockholders’ equity
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, $1.00 per share liquidation preference	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972 issued
and outstanding as of December 31, 2005 and June 30, 2005	8,754	8,754
Additional paid-in capital	11,965,577	11,954,331
Accumulated deficit	(11,999,328)	(11,954,750)

Total stockholders’ equity	425,003	458,335

Total liabilities and stockholders’ equity	$ 2,563,143	$ 2,746,566

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Marketing commissions	$ 1,502,703	$ 1,369,035	$ 3,244,675	$ 2,615,256
Telecommunications	981,477	1,550,833	2,055,094	3,049,456
Other	29,848	--	36,131	--

Total revenue	2,514,028	2,919,868	5,335,900	5,664,712

Operating expenses
Commissions:
Marketing	1,003,897	707,834	2,097,581	1,338,248
Telecommunications	147,050	230,333	302,890	453,975
Telecommunications	595,716	830,744	1,285,620	1,691,379
Other	20,364	--	26,035	--
Selling, general and administrative	847,058	914,227	1,641,149	1,681,727
Depreciation and amortization	3,270	3,292	6,948	8,315

Total operating expenses	2,617,355	2,686,430	5,360,223	5,173,644

Income (loss) from operations	(103,327)	233,438	(24,323)	491,068
Interest expense	(11,390)	(12,518)	(20,255)	(25,786)

Income (loss) before income taxes	(114,717)	220,920	(44,578)	465,282
Income taxes	24,022	--	--	--

Net income (loss)	(90,695)	220,920	(44,578)	465,282
Preferred dividends	(10,000)	(10,000)	(20,000)	(20,000)

Net income (loss) attributable to
common shareholders	$ (100,695)	$ 210,920	$ (64,578)	$ 445,282

Income (loss) per common share-
basic and diluted	$ (.01)	$ .02	$ (.00)	$ .05

Weighted average number of common shares
outstanding:
Basic	8,753,972	8,753,972	8,753,972	8,753,972

Diluted	8,809,821	8,759,100	8,886,991	8,759,100

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2005	2004
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss)	$(44,578)	$ 465,282

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,948	8,315
Bad debt expense	33,508	120,289
Issuance of stock options and warrants	21,199	--
Changes in assets and liabilities:
Accounts receivable	(24,991)	(115,898)
Commissions receivable, net	234,847	(33,771)
Deposits and other assets	48,311	17,619
Accounts payable	6,542	(63,555)
Commissions payable	(213,241)	11,727
Accrued liabilities	(22,146)	(116,910)
Other current liabilities	17,522	(1,638)
Other	14,847	12,134

	123,346	(161,688)

Net cash provided by operations	78,768	303,594

Cash flows from investing activities
Capital expenditures	(915)	(5,492)
Increase other assets	(88,600)	--

Net cash used in investing activities	(89,515)	(5,492)

Cash flows from financing activities
Payments on deferred commissions	(226,068)	(248,148)
Decrease in receivables financing arrangement	--	(108,200)
Increase in receivables financing arrangement	247,500	--

Net cash provided by (used in) financing activities	21,432	(356,348)

Net increase (decrease) in cash and cash equivalents	10,685	(58,246)
Cash and cash equivalents-beginning of period	143,224	213,611

Cash and cash equivalents-end of period	$ 153,909	$ 155,365

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

     Cash payments for interest expense during the six months ended December 31, 2005 and 2004 were $20,255 and $25,786, respectively.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2005

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

The Company formed a subsidiary, LowestCostMall, Inc. (LCM), in May 2005 to begin offering customers, through its sales agent force, an online retail store. These operations have been consolidated as part of the consolidated operations beginning in July 2005. LCM provides innovative online shopping of thousands of discounted products such as office products, toys, flowers, jewelry, electronic and household items. Revenue is generated by LCM through the sales of discounted products and sales of memberships. The memberships enable the members to receive even lower prices on the same discounted products.

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries, Intandem Communications Corp. (Intandem) since February 1, 2004 and LCM. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the unaudited consolidated statements of operations for the three and six months ended December 31, 2005 and 2004, respectively, (b) the unaudited consolidated balance sheet as of December 31, 2005 and (c) the unaudited consolidated statements of cash flows for the six months ended December 31, 2005 and 2004, respectively, in order to make the financial statements not misleading.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2005, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2005

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

The results for the six months ended December 31, 2005 may not necessarily be indicative of the results for the fiscal year ending June 30, 2006.

On November 21, 2001, the Company entered into a Stock Redemption Agreement with the Anderson Family Trust (AFT), a substantial stockholder of the Company, and Cantara Communications Corporation (Cantara) whereby AFT sold 2,712,501 shares of the Company’s common stock to the Company in exchange for the transfer by the Company to Cantara of the original Cognigen Agency and all of its downline agents. As a result of this transaction, Cantara received the contingent right to receive all of its direct sales commissions and generational downline commission overrides. During the first twelve months of the ownership by Cantara of the former Cognigen Agency, now renamed Cantara, Cantara agreed to a capping of the commissions payable to it, thereafter commencing January 2003, Cantara has received the full direct and generational override commissions it is entitled to earn pursuant to the existing and current Company commission structure applicable for all agents. Payment of commissions to Cantara is totally contingent upon the generation of sales by it and its downline agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by employees of Cantara and/or its downline sub-agents. Cantara has contracted with Kevin E. Anderson Consulting, Inc. (KEAC), a corporation owned by Kevin E, Anderson, founder of Cognigen Communications Corporation and a beneficiary of the AFT, to manage Cantara for a set monthly fee. AFT owns approximately 13% of the Company’s common stock. Currently, the monthly commission payment to Cantara is approximately 11% of the total commissions paid monthly to all of the Company’s agents.

On December 9, 2005, the Company entered into an agreement with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $50,000. The Stock Redemption Agreement will terminate if the Company pays AFT a total of $1,500,000 by March 15, 2010 (unless one or more of the payments automatically are deferred by 60 days upon the payment by us of $50,000 to the AFT) pursuant to a schedule set forth in the Cantara Purchase Agreement. The first payment is due March 15, 2006. Under the Cantara Purchase Agreement, the AFT continues to receive 100% of the amount due under the Stock Redemption Agreement until the Company makes the first payment of $450,000. Thereafter, the percentage that the AFT receives reduces as the Company makes additional payments. The Company has the right to prepay the $1,500,000 at anytime and stop all payments to the AFT under the Stock Redemption Agreement.

At the time the Company makes the first payment of $450,000, the Company will also be required to enter into a two year consulting agreement with KEAC whereby the Company and the AFT would pay KEAC $8,000 per month. The amount that the Company would be required to pay would be based on the payments that the Company makes to the AFT pursuant to the schedule set forth in the Cantara Purchase Agreement. The Company has the right to extend the consulting agreement with KEAC for an additional two years. All of this is contingent on the Company being able to negotiate an agreement acceptable to KEAC.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2005

Note 2 – Summary of Significant Accounting Policies (continued)

Once the Company has paid the $1,500,000 to the AFT or if the Company defaults in any payments required by the Cantara Purchase Agreement, the Stock Redemption Agreement will terminate. If the Company defaults in making the required payments, the AFT will receive the percentage of the payments under the Stock Redemption Agreement in effect on the last day of the payments actually made by us to the AFT.

The following presents statement of operations data and proforma data. The proforma data reflect certain statement of operations accounts for the three and six months ended December 31, 2005 that reflect the increase in commissions expense had the payments to the stockholder, paid under the Stock Redemption Agreement, during these periods been accounted for as commissions expense rather than a reduction to deferred commissions payable as it was through September 30, 2005. Thereafter, commission expense to Cantara was reflected in the statement of operations.

	Pro Forma Three Months Ended December 31, 2005	Actual three Months Ended December 31, 2005	Pro Forma Six Months Ended December 31, 2005	Actual Six Months Ended December 31, 2005
Total revenue	$ 2,514,028	$ 2,514,028	$ 5,335,900	$ 5,335,900

Operating expenses:
Marketing commissions	1,150,947	1,150,947	2,533,770	2,400,471
Telecommunications	595,716	595,716	1,285,620	1,285,620
Other	20,364	20,364	26,035	26,035
Selling, general and administrative	847,058	847,058	1,641,149	1,641,149
Depreciation and amortization	3,270	3,270	6,948	6,948

Total operating expenses	2,617,355	2,617,355	5,493,522	5,360,223

Loss from operations	$ (103,327)	$ (103,327)	$ (157,622)	$ (24,323)

Net loss attributable to common shareholders
	$ (100,695)	$ (100,695)	$ (197,877)	$ (64,578)

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2005

Note 3 –Receivables Financing Arrangement

The balance of receivables financing arrangement as of December 31, 2005 is $442,500. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works, as a condition to the Receivables Purchase Agreement. The Receivables Purchase Agreement is renewable from year to year unless terminated in writing by either party.

Note 4 –Stockholders’ Deficit

As of December 31, 2005, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A.

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

Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $168,225 as of December 31, 2005.

Note 5 — Stock Options and Warrants

BayHill Agreement

On November 22, 2005, the Company and the BayHill Group LC (BayHill) entered into an agreement whereby BayHill has agreed to provide services to assist the Company in developing business strategies and other corporate matters, including assisting the Company in its strategic planning activities, raising capital, finding companies for the Company to acquire, assisting the Company in its investor relations activities and serving in various interim management capacities as requested. The term of the agreement is for six months but may be extended for three month periods unless cancelled by either party on thirty days notice.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2005

For providing services pursuant to the agreement, the Company pays BayHill $10,000 per month for six months commencing November 22, 2005, and then $15,000 per month thereafter during any extension period. Of the $10,000 and the $15,000 payments, one half is accrued until the Company has received cumulative equity funding in amounts greater than $1,000,000 or has acquired another business or businesses which have at least $1,000,000 in cash.

The Company also has agreed to grant BayHill warrants to purchase 437,500 shares of common stock at an exercise price of $.23 per share. The warrants will vest according to a schedule if the Company is able to meet certain parameters. The Company has agreed to grant BayHill certain piggyback and demand registration rights. If the agreement is terminated by the Company, warrants not vested after one year from the date of termination will be cancelled. As of December 31, 2005, the Company has accrued $9,953 in other current liabilities for these warrants based on a calculation using the Black Scholes Model.

Stock Option Plan

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

During the six months ended December 31, 2005, the Company granted 80,000 options to non-employee Directors to purchase shares of common stock of the Company. The options granted vest immediately and are exercisable at $.71 for 30,000 shares and $.21 for 50,000 shares and expire five years from the date of grant. For the six months ended December 31, 2005, the Company had included $11,246 in general administrative expenses for the issuance of these options based on a calculation using the Black Scholes Model.

As of December 31, 2005, the number of stock options outstanding under the Plan was 555,000.

As of December 31, 2005, the number of stock options outstanding not under any plan was 25,000.

As of December 31, 2005, there were 987,500 warrants outstanding that were exercisable into shares of common stock of the Company, including 437,500 warrants that were issued to BayHill. 500,000 warrants expired unexercised in November 2005.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2005

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
December 31, 2005

Note 7 – Related Party Information

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc.

On December 7, 2001, the Company closed a transaction in which it purchased, or redeemed, 2,712,500 shares of the Company’s common stock from the AFT. AFT delivered shares from those owned by Cognigen Corporation, a company 98.9 % owned by AFT, to satisfy its obligation pursuant to the transaction. Kevin E. Anderson and members of his family are the beneficiaries of AFT. Kevin E. Anderson may be deemed to beneficially own the shares of our common stock owned by AFT.

As consideration for the return of the 2,712,500 shares to us, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for the Company’s current accounts and thereby be entitled to commissions, fees and bonuses on the Company’s current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the six months ended December 31, 2005 and 2004, the Company paid Cantara $265,760 and $248,148 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month.

In March 2003 the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc to provide expanded consulting and technical/administrative services. For the six months ended December 31, 2005 and 2004, the Company paid Kevin E. Anderson Consulting, Inc. $27,000 and $24,000, respectively, pursuant to the consulting agreement.

For the six months ended December 31, 2005 and 2004, Cognigen also paid members of Kevin E. Anderson’s family approximately $29,555 and $26,026 in agent commissions, respectively.

On December 9, 2005, the Company entered into an agreement with AFT and Cantara Purchase Agreement. Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $50,000. The Stock Redemption Agreement will terminate if the Company pays AFT a total of $1,500,000 by March 15, 2010 (unless one or more of the payments automatically are deferred by 60 days upon the payment by us of $50,000 to the AFT) pursuant to a schedule set forth in the Cantara Purchase Agreement. The first payment is due March 15, 2006. Under the Cantara Purchase Agreement, the AFT continues to receive 100% of the amount due under the Stock Redemption Agreement until the Company makes the first payment of $450,000. Thereafter, the percentage that the AFT receives reduces as the Company makes additional payments. The Company has the right to prepay the $1,500,000 at anytime and stop all payments to the AFT under the Stock Redemption Agreement.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2005

At the time the Company makes the first payment of $450,000, the Company will also be required to enter into a two year consulting agreement with KEAC whereby the Company and the AFT would pay KEAC $8,000 per month. The amount that the Company would be required to pay would be based on the payments that the Company makes to the AFT pursuant to the schedule set forth in the Cantara Purchase Agreement. The Company has the right to extend the consulting agreement with KEAC for an additional two years. All of this is contingent on the Company being able to negoitate an agreement acceptable to KEAC.

Once the Company has paid the $1,500,000 to the AFT or if the Company defaults in any payments required by the Cantara Purchase Agreement, the Stock Redemption Agreement will terminate. If the Company defaults in making the required payments, the AFT will receive the percentage of the payments under the Stock Redemption Agreement in effect on the last day of the payments actually made by us to the AFT.

Note 7 – Related Party Information (continued)

Agreement with a Former Director

In February 2005, the Company entered into an agreement with SEGAL & Co. Incorporated, which is controlled by Robert B. Segal, a director at the time the Company entered into the agreement who resigned as a director in May 2005. Under the agreement, SEGAL & Co. Incorporated is to act as a non-exclusive financial advisor to the Company. If it is successful in raising funds on terms acceptable to the Company, the Company will pay SEGAL & Co. Incorporated a financing fee of 4% of the first $5,000,000, 2% of the subsequent $10,000,000 and 1% thereafter. If SEGAL & Co. Incorporated is able to find a merger or acquisition acceptable to the Company, it will receive 2.5% of the value of the transaction. The agreement is for 12 months unless extended on a month to month basis thereafter. The agreement also provides for reimbursement of approved expenses up to $2,000 per month. This agreement expires in February 2006.

Payments to Former Chief Executive Officer

Thomas S. Smith resigned as the Company’s Chief Executive Officer in September 2005. After Mr. Smith resigned, the Company had an oral agreement with Thomas S. Smith pursuant to which the Company retained Mr. Smith or any law firm with which he became associated with to provide certain legal services to the Company on a monthly retainer of $12,500 per month. The agreement was terminable upon 60 days by written notice by either party which notice was given by the Company to Mr. Smith on December 22, 2005.

State Tax Audit

The State of Washington is currently performing an audit of the Company’s Washington State Business and Occupation Tax Return. The audit is in its preliminary stages. To date, the State of Washington has initially calculated $95,883 in taxes due by the Company from prior year tax returns. This calculated amount was derived using estimates and allocations that the Company does not agree with. As of December 31, 2005, the company has accrued $30,000 in current liabilities as a potential exposure from this audit but has not completed all of the necessary research and work to arrive at a final assessment.

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

     We formed a subsidiary, LowestCostMall, Inc. (LCM), in May 2005 to begin offering customers, through our sales agent force, an online retail store. These operations have been consolidated as part of our consolidated operations beginning in July 2005. LCM provides innovative online shopping of thousands of discounted products such as office products, toys, flowers, jewelry, electronic and household items. Revenue is generated by LCM through the sales of discounted products and sales of memberships. The membership enables the member to receive even lower prices on the same discounted products.

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

     Through the acquisition of multiple state licenses, billing capability, and new distribution channels, we can grow revenue, maintain closer contact to our customers, and control bottom line retention and contribution to a greater degree. We are currently licensed to provide proprietary telecommunications products in 47 states.

     See additional discussion of liquidity and capital resources below.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Total revenue for the three months ended December 31, 2005 was $2,514,028 compared to $2,919,868 for 2004. Marketing commissions revenue was $1,502,703 for 2005 compared to $1,369,035 for the prior year. Telecommunications revenue was $981,477 for 2005 as compared to $1,550,833 for the prior year.

Marketing commissions revenue for 2005 increased $133,668 from that of 2004, or 9%. This increase reflects increases in sales of cellular products.

Telecommunications revenue decreased $569,356 for 2005 compared to 2004, or 37%. This decrease results from lower sales of our proprietary products and services, as well as, lower selling prices of those products and services due to declining long distance rates.

Marketing commissions expense increased from $707,834 for 2004 to $1,003,897 for 2005, an increase of $296,063, or 42%. This increase correlates to an increase in marketing commissions revenue explained above. The higher percentage increase in marketing commissions expense compared to the increase in marketing commissions revenue results from a difference in product mix between the periods and the payment of higher commission expense to certain master sales agents who have been added to our sales agent force to increase volume and sell certain products and services such as cellular products. In addition, marketing commission expense increased in October 2005 when we began accruing payments to Cantara as marketing commissions expense. During the quarter ended December 31, 2005, the Company expensed approximately $120,000 related to payments made to Cantara as marketing commissions. In prior quarters, these payments were reflected as a reduction of the amounts owed to Cantara as a result of the Stock Redemption Agreement entered into in November 2001 (see Note 2 to the Consolidated Financial Statements). Accordingly, we have reported a net loss for the six months ended December 31, 2005 of $44,578. If we had been able to account for payments to Cantara in a manner similar to prior quarters, we would have reported approximately $75,000 of net income before income taxes. This change in accounting had no effect on our cash flows since we have been paying approximately $120,000 to $150,000 of marketing commissions each quarter to Cantara related to this obligation.

Telecommunications commissions expense decreased from $230,333 for 2004 to $147,050 for 2005, a decrease of $83,283, or 36%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $830,744 for 2004 to $595,716 for 2005, or a decrease of $235,028, or 28%. This decrease correlates to the decrease in telecommunications revenue described above. The margins on our telecommunications revenue decreased compared to the prior period reflective of higher carrier costs and a highly competitive market for long distance customers being driven by declining long distance rates.

Selling, general and administrative expenses decreased $67,169 or 7% for 2005 compared to 2004. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products.

Interest expense for 2005 of $11,390 is consistent with that for 2004 of $12,518.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Total revenue for the six months ended December 31, 2005 was $5,335,900 compared to $5,664,712 for 2004. Marketing commissions revenue was $3,244,675 for 2005 compared to $2,615,256 for the prior year. Telecommunications revenue was $2,055,094 for 2005 as compared to $3,049,456 for the prior year.

Marketing commissions revenue for 2005 increased $629,419 from that of 2004, or 24%. This increase reflects increases in sales of cellular products.

Telecommunications revenue decreased $994,362 for 2005 compared to 2004, or 33%. This decrease results from lower sales of our proprietary products and services, as well as, lower selling prices of those products and services due to declining long distance rates.

Marketing commissions expense increased from $1,338,248 for 2004 to $2,097,581 for 2005, an increase of $759,333, or 57%. This increase correlates to an increase in marketing commissions revenue explained above. The higher percentage increase in marketing commissions expense compared to the increase in marketing commissions revenue results from a difference in product mix between the periods and the payment of higher commission expense to certain master sales agents who have been added to our sales agent force to increase volume and sell certain products and services such as cellular products. In addition, marketing commission expense increased in October 2005 when we began accruing payments to Cantara as marketing commissions expense. During the quarter ended December 31, 2005, the Company expensed approximately $120,000 related to payments made to Cantara as marketing commissions. In prior quarters, these payments were reflected as a reduction of the amounts owed to Cantara as a result of the Stock Redemption Agreement entered into in November 2001 (see Note 2 to the Consolidated Financial Statements). Accordingly, we have reported a net loss for the six months ended December 31, 2005 of $44,578. If we had been able to account for payments to Cantara in a manner similar to prior quarters, we would have reported approximately $75,000 of net income before income taxes. This change in accounting had no effect on our cash flows since we have been paying approximately $120,000 to $150,000 of marketing commissions each quarter to Cantara related to this obligation.

Telecommunications commissions expense decreased from $453,975 for 2004 to $302,890 for 2005, a decrease of $151,085, or 33%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $1,691,379 for 2004 to $1,285,620 for 2005, or a decrease of $405,759, or 24%. This decrease correlates to the decrease in telecommunications revenue described above. The margins on our telecommunications revenue decreased compared to the prior period reflective of higher carrier costs and a highly competitive market for long distance customers being driven by declining long distance rates.

Selling, general and administrative expenses decreased $40,578 or 2% for 2005 compared to 2004. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products.

Interest expense for 2005 of $20,255 is consistent with that for 2004 of $25,786.

Liquidity and Capital Resources

     We have historically funded our operations primarily from sales of securities and operations. As of December 31, 2005 we had cash and cash equivalents of $153,909 and negative working capital of $512,610. Cash provided by operations during the six months ended December 31, 2005 was $78,768. Cash provided from financing activities of $21,432 included the payment of deferred commissions of $226,068 and an increase in the receivables financing arrangement of $247,500.

     We have a balance outstanding under a receivables financing arrangement with Silicon Valley Bank as of December 31, 2005 of $442,500. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with a bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to us. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. After one year, the Receivables Purchase Agreement is from year to year unless terminated in writing by either party. We are in compliance with the terms and conditions of the Receivables Purchase Agreement.

     Cash flows generated from operations and from our receivables financing arrangement were sufficient to meet our working capital requirements for the six months ended December 31, 2005, but may not be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We are looking at various financing and equity opportunities to provide additional working capital or for expansion opportunities and continue to identify costs and expenses that can be reduced or eliminated. There can be no assurance we will be able to secure additional debt or equity financing, that we will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable us to meet all of our future obligations or to be able to expand. However, we believe that we will be successful in producing sufficient cash flows from all collective sources to continue for at least the next twelve months.

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

     In preparing prior audits, our auditors identified potential deficiencies within our internal control framework which have the potential to result in a material control weakness. These potential control deficiencies relate to the manner in which we process transactions to record telecommunications revenue and related accounts receivable as our current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with our accounting system.

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

Part II – Other Information

Item  2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 22, 2005, the Company and the BayHill Group LC (BayHill) entered into an agreement whereby BayHill has agreed to provide services to assist the Company in developing business strategies and other corporate matters, including assisting the Company in its strategic planning activities, raising capital, finding companies for the Company to acquire, assisting the Company in its investor relations activities and serving in various interim management capacities as requested. The term of the agreement is for six months but may be extended for three month periods unless cancelled by either party on thirty days notice.

For providing services pursuant to the agreement, the Company pays BayHill $10,000 per month for six months commencing November 22, 2005, and then $15,000 per month thereafter during any extension period. Of the $10,000 and the $15,000 payments, one half is accrued until the Company has received cumulative equity funding in amounts greater than $1,000,000 or has acquired another business or businesses which have at least $1,000,000 in cash.

The Company also has agreed to grant BayHill warrants to purchase 437,500 shares of common stock at an exercise price of $.23 per share. The warrants will vest according to a schedule if the Company is able to meet certain parameters. The Company has agreed to grant BayHill certain piggyback and demand registration rights. If the agreement is terminated by the Company, warrants not vested after one year from the date of termination will be cancelled.

We did not engage the services of any underwriter in connection with our agreement to issue the warrants.

In agreeing to issue the warrants to BayHill, we relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. BayHill had full information concerning us and will take the warrants and underlying shares for purposes of other than distribution unless the underlying shares are registered under the Securities Act of 1933, as amended. The warrants and the underlying shares will contain a legend restricting their transfer unless registered under the Securities Act of 1933, as amended, or unless there is an exemption available for their transfer.

On November 16, 2005, we issued to our non-employee directors options to purchase up to 80,000 shares of our common stock. We do not consider these issuances to be sales of securities.

Item  4.    Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on November 16, 2005, for which did not solicit proxies from shareholders, the following items were approved, as indicated by the vote stated following each item:

     That the number of directors to be voted on be reduced to four.

For - 4,529,150 (all present at the meeting). Against - None

The following persons were elected directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualify:

	For	Withheld
Gary L. Cook	4,529,150
David L. Jackson	4,029,150	500,000
Christopher R. Seelbach	4,529,150
James H. Shapiro	4,529,150

Item  6.    Exhibits

EXHIBIT NO.                    DESCRIPTION AND METHOD OF FILING

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005 (incorporated by reference to Exhibit 3.(ii) to our Current Report on Form 8-K filed on May 19, 2005).

10.1	Agreement dated November 22, 2005 between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.2

Agreement dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications corporation ( incorporated by Reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

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

COGNIGEN NETWORKS, INC.

By: /s/ Gary L. Cook	Date: February 14, 2006
Gary L. Cook
Acting Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005 (incorporated by reference to Exhibit 3.(ii) to our Current Report on Form 8-K filed on May 19, 2005).

10.1	Agreement dated November 22, 2005 between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.2

Agreement dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications corporation ( incorporated by Reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

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