Form 10QSB
period 2006-03-31
COGNIGEN NETWORKS INC
filed 2006-05-15
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $.001 par value	8,753,972

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No [X]

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended March 31, 2006

FORM 10-QSB

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Notes to Unaudited Consolidated Financial Statements	Page 5
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 13
Item 3. Controls and Procedures	Page 17
Part II - OTHER INFORMATION
Item 6. Exhibits	Page 18
Signatures	Page 19

COGNIGEN NETWORKS, INC.

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2006	June 30, 2005
	Unaudited
Assets
Current assets
Cash	$ 68,451	$ 143,224
Accounts receivable, net	336,714	457,729
Marketing commissions receivable	985,860	1,198,530
Current portion of deferred tax asset	21,628	362,272
Other current assets	117,264	83,908

Total current assets	1,529,917	2,245,663

Non-current assets
Property, plant and equipment, net	8,265	15,907
Long term portion of deferred tax asset	804,023	453,031
Deposits and other assets	147,446	31,965

Total non-current assets	959,734	500,903

Total assets	$ 2,489,651	$ 2,746,566

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 537,975	$ 566,636
Accrued liabilities	311,361	245,812
Marketing commissions payable	837,307	1,034,249
Current portion of deferred commissions	—	226,068
Receivables financing arrangement	517,528	195,000
Other current liabilities	—	20,350

Total current liabilities	2,204,171	2,288,115

Other long-term liabilities	10,132	116

Total liabilities	2,214,303	2,288,231

Stockholders' equity
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, $1.00 per share liquidation preference	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972
issued and outstanding as of March 31, 2006 and June 30, 2005	8,754	8,754
Additional paid-in capital	11,965,577	11,954,331
Accumulated deficit	(12,148,983)	(11,954,750)

Total stockholders’ equity	275,348	458,335

Total liabilities and stockholders’ equity	$ 2,489,651	$ 2,746,566

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,	Nine Months Ended March 31,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Marketing commissions	$ 1,591,259	$ 1,596,618	$ 4,835,934	$ 4,211,874
Telecommunications	906,563	1,413,552	2,961,657	4,463,008
Other	21,674	—	57,805	—

Total revenue	2,519,496	3,010,170	7,855,396	8,674,882

Operating expenses
Commissions:
Marketing	1,144,777	913,676	3,242,358	2,251,924
Telecommunications	129,611	191,812	432,501	645,787
Telecommunications	628,334	755,561	1,913,954	2,446,940
Other	14,010	—	40,045	—
Selling, general and administrative	733,706	784,201	2,374,855	2,465,928
Depreciation and amortization	1,591	3,934	8,539	12,249

Total operating expenses	2,652,029	2,649,184	8,012,252	7,822,828

Income (loss) from operations	(132,533)	360,986	(156,856)	852,054
Interest expense	(17,122)	(14,679)	(37,377)	(40,465)

Income (loss) before income taxes	(149,655)	346,307	(194,233)	811,589

Income taxes	—	—	—	—

Net income (loss)	(149,655)	346,307	(194,233)	811,589

Preferred dividends	(10,000)	(10,000)	(30,000)	(30,000)

Net income (loss) attributable to
common shareholders	$ (159,655)	$ 336,307	$ (224,233)	$ 781,589

Income (loss) per common share-
basic and diluted	$ (.02)	$ .04	$ (.03)	$ .09

Weighted average number of common shares
outstanding:
Basic	8,753,972	8,753,972	8,753,972	8,753,972

Diluted	8,753,972	8,857,049	8,753,972	8,770,382

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss)	$(194,233)	$ 811,589

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	8,539	12,249
Bad debt expense	70,600	113,376
Issuance of stock options and warrants	11,246	—
Changes in assets and liabilities:
Accounts receivable	50,415	(69,540)
Commissions receivable, net	212,670	(350,172)
Other current assets	(43,704)	5,364
Accounts payable	(28,661)	(50,698)
Commissions payable	(196,942)	125,838
Accrued liabilities	65,549	(214,484)
Other current liabilities	(20,350)	(1,638)
Other liabilities	10,016	3,281

	139,378	(426,424)

Net cash provided by (used in) operations	(54,855)	385,165

Cash flows from investing activities
Capital expenditures	(897)	(14,984)
Increase (decrease) other assets	(115,481)	38,204

Net cash provided by (used in) investing activities	(116,378)	23,220

Cash flows from financing activities
Payments on deferred commissions	(226,068)	(382,404)
Increase (decrease) in receivables financing arrangement	322,528	(124,350)

Net cash provided by (used in) financing activities	96,460	(506,754)

Net increase (decrease) in cash and cash equivalents	(74,773)	(98,369)

Cash and cash equivalents-beginning of period	143,224	213,611

Cash and cash equivalents-end of period	$ 68,451	$ 115,242

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the nine months ended March 31, 2006 and 2005 were $37,377 and $40,465, respectively.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

Note 1 – Description of Business

Cognigen Networks, Inc. (the Company or Cognigen) was incorporated in May 1983 in the State of Colorado to engage in the cellular radio and broadcasting business and to engage in any other lawful activity permitted under Colorado law. In June 1988, the Company changed its name to Silverthorne Production Company (Silverthorne) and commenced operations in the oil and gas industry. These operations were discontinued in 1989. Between 1989 and 1999, Silverthorne attempted to locate acquisition prospects and negotiate an acquisition. Silverthorne’s pursuit of an acquisition did not materialize until August 20, 1999, with the acquisition of the assets of Inter-American Telecommunications Holding Corporation (ITHC), which was accounted for as a reverse acquisition. The surviving entity changed its name to Cognigen Networks, Inc. on July 12, 2000.

The Company is an Internet and relationship enabled marketer. The Company’s core products are long distance telephone and personal communications services. Revenue is generated in two ways. First, marketing commissions’ revenue is generated from a number of vendors who are represented on the Company’s agent web sites and for whom the Company sells their products and services via contractual agreements. Second, telecommunications revenue is generated through sales of the Company’s proprietary products and services through the Company’s agent web sites.

The Company formed a subsidiary, LowestCostMall, Inc. (LCM), in May 2005 to begin offering customers, through its sales agent force, an online retail store. These operations have been included as part of the consolidated operations beginning in July 2005. LCM provides innovative online shopping of thousands of discounted products such as office products, toys, flowers, jewelry, electronic and household items. Revenue is generated by LCM through the sales of discounted products and sales of memberships. The memberships enable the members to receive even lower prices on the same discounted products.

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries, Intandem Communications Corp. (Intandem) since February 1, 2004 and LCM. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the unaudited consolidated statements of operations for the three and nine months ended March 31, 2006 and 2005, respectively, (b) the unaudited consolidated balance sheet as of March 31, 2006 and (c) the unaudited consolidated statements of cash flows for the nine months ended March 31, 2006 and 2005, respectively, in order to make the financial statements not misleading.

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
March 31, 2006

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

The results for the nine months ended March 31, 2006 may not necessarily be indicative of the results for the fiscal year ending June 30, 2006.

On November 21, 2001, the Company entered into a Stock Redemption Agreement, as amended, with the Anderson Family Trust (AFT), a substantial stockholder of the Company, and Cantara Communications Corporation (Cantara) whereby AFT sold 2,712,501 shares of the Company’s common stock to the Company in exchange for the transfer by the Company to Cantara of the original Cognigen Agency and all of its downline agents. As a result of this transaction, Cantara received the contingent right to receive all of its direct sales commissions and generational downline commission overrides. During the first twelve months of the ownership by Cantara of the former Cognigen Agency, now renamed Cantara, Cantara agreed to a capping of the commissions payable to it, thereafter commencing January 2003, Cantara has received the full direct and generational override commissions it is entitled to earn pursuant to the existing and current Company commission structure applicable for all agents. Payment of commissions to Cantara is totally contingent upon the generation of sales by it and its downline agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by employees of Cantara and/or its downline sub-agents. Cantara has contracted with Kevin E. Anderson Consulting, Inc. (KEAC), a corporation owned by Kevin E, Anderson, founder of Cognigen Communications Corporation and a beneficiary of the AFT, to manage Cantara for a set monthly fee. AFT owns approximately 13% of the Company’s common stock. Currently, the monthly commission payment to Cantara is approximately 11% of the total commissions paid monthly to all of the Company’s agents.

For the nine months ended March 31, 2006 and 2005, Cognigen also paid members of Kevin E. Anderson’s family approximately $44,000 and $43,000 in agent commissions, respectively.

On December 9, 2005, the Company entered into an agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $75,000 as of March 31, 2006 and $40,000 thereafter. The Stock Redemption Agreement will terminate if the Company pays AFT a total of $1,500,000 by March 15, 2010 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. The first payment was due March 15, 2006 but has been modified to allow Cognigen to pay $25,000 in February 2006, $20,000 in each month of April through August 2006 and $25,000 in September 2006 for a total of $150,000 towards the first payment. The remainder of the first payment or $300,000 is then due in October 2006. Under the Cantara Purchase Agreement, the AFT continues to receive 100% of the amount due under the Stock Redemption Agreement until the Company makes total payments representing the first payment of $450,000. Thereafter, the percentage that the AFT receives reduces as the Company makes additional payments. The Company has the right to prepay the $1,500,000 at anytime and stop all payments to the AFT under the Stock Redemption Agreement.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

Note 2 – Summary of Significant Accounting Policies (continued)

At the time the Company makes payments totaling the first payment of $450,000, the Company will also be required to enter into a two year consulting agreement with KEAC whereby the Company and the AFT would pay KEAC $8,000 per month. The amount that the Company would be required to pay KEAC would be based on the payments that the Company makes to the AFT pursuant to the schedule set forth in the Cantara Purchase Agreement. The Company has the right to extend the consulting agreement with KEAC for an additional two years. All of this is contingent on the Company being able to negotiate an agreement acceptable to KEAC.

Once the Company has paid the $1,500,000 to the AFT or if the Company defaults in any payments required by the Cantara Purchase Agreement, the Stock Redemption Agreement will terminate. If the Company defaults in making the required payments, the AFT will receive the percentage of the payments under the Stock Redemption Agreement in effect on the last day of the payments actually made by the Company to the AFT.

The following presents statement of operations data and proforma data. The proforma data reflect certain statement of operations accounts for the three and nine months ended March 31, 2006 that reflect the increase in commissions expense had the payments to the stockholder, paid under the Stock Redemption Agreement, during these periods been accounted for as commissions expense rather than a reduction to deferred commissions payable as it was through September 30, 2005. Thereafter, commission expense to Cantara was reflected in the statement of operations.

	Pro Forma Three Months Ended March 31, 2006	Actual Three Months Ended March 31, 2006	Pro Forma Nine Months Ended March 31, 2006	Actual Nine Months Ended March 31, 2006
Total revenue	$ 2,519,496	$ 2,519,496	$ 7,855,396	$ 7,855,396

Operating expenses:
Marketing commissions	1,274,388	1,274,388	3,900,927	3,674,859
Telecommunications	628,334	628,334	1,913,954	1,913,954
Other	14,010	14,010	40,045	40,045
Selling, general and administrative	733,706	733,706	2,374,855	2,374,855
Depreciation and amortization	1,591	1,591	8,539	8,539

Total operating expenses	2,652,029	2,652,029	8,238,320	8,012,252

Loss from operations	$ (132,533)	$ (132,533)	$ (382,924)	$ (156,856)

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

Note 3 –Receivables Financing Arrangement

The balance of receivables financing arrangement as of March 31, 2006 is $517,528. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works, as a condition to the Receivables Purchase Agreement. The Receivables Purchase Agreement is renewable from year to year unless terminated in writing by either party.

Note 4 –Stockholders’ Deficit

As of March 31, 2006, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A.

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

Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $198,225 as of March 31, 2006.

Note 5 –Stock Options and Warrants

BayHill Agreement

On November 22, 2005, the Company and the BayHill Group LC (BayHill) entered into an agreement whereby BayHill agreed to provide services to assist the Company in developing business strategies and other corporate matters, including assisting the Company in its strategic planning activities, raising capital, finding companies for the Company to acquire, assisting the Company in its investor relations activities and serving in various interim management capacities as requested. The term of the agreement was for six months. The Company gave BayHill a notice of termination of this agreement which will end May 22, 2006.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

Note 5 –Stock Options and Warrants ( continued)

For providing services pursuant to the agreement, the Company paid BayHill $10,000 per month for six months commencing November 22, 2005. Of the $10,000, one half is accrued until the Company has received cumulative equity funding in amounts greater than $1,000,000 or has acquired another business or businesses which have at least $1,000,000 in cash.

The Company also has agreed to grant BayHill warrants to purchase 437,500 shares of common stock at an exercise price of $.23 per share. The warrants will vest according to a schedule if the Company is able to meet certain parameters. The Company has agreed to grant BayHill certain piggyback and demand registration rights. As the agreement was terminated by the Company, warrants not vested after one year from the date of termination will be cancelled. As of March 31, 2006, the Company has accrued $9,953 in other current liabilities for these warrants based on a calculation using the Black Scholes Model.

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

During the nine months ended March 31, 2006, the Company granted 80,000 options to non-employee Directors to purchase shares of common stock of the Company. The options granted vest immediately and are exercisable at $.71 for 30,000 shares and $.21 for 50,000 shares and expire five years from the date of grant. For the nine months ended March 31, 2006, the Company had included $11,246 in general administrative expenses for the issuance of these options based on a calculation using the Black Scholes Model.

As of March 31, 2006, the number of stock options outstanding under the Plan was 555,000.

As of March 31, 2006, the number of stock options outstanding not under any plan was 25,000.

As of March, 2006, there were 987,500 warrants outstanding that were exercisable into shares of common stock of the Company, including 437,500 warrants that were issued to BayHill. 500,000 warrants expired unexercised in November 2005.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

Note 6 – Commitments and Contingencies

LowestCostMall

On April 19, 2005, the Company entered into a Services Agreement with Vcommerce Corporation pursuant to which Vcommerce has agreed to provide the Company with the back office for an online retail store, which the Company began offering to customers in July 2005 through its sales agent force and subsidiary, LowestCostMall, Inc., dba, LowestCostMall.com. Pursuant to the Services Agreement, Cognigen paid Vcommerce $20,000 upon the signing and $5,000 per month for eight months. $20,000 remains unpaid as of March 31, 2006. In addition, the Company is to pay Vcommerce a fee of $4,000 per month for monthly hosting services and other fees as agreed upon by the Company. The Services Agreement has been transferred to LowestCostMall, Inc. with a guarantee of such provisions in the agreement by Cognigen Networks, Inc.

The Services Agreement is in effect for 36 months with automatic renewals unless terminated by either party. The Company has the right to terminate the Services Agreement after the first 12 months of the term by paying Vcommerce $24,000 and giving Vcommerce six months notice of termination during which period Vcommerce would provide no services to the Company.

State Tax Audit

The State of Washington is currently performing an audit of the Company’s Washington State Business and Occupation Tax Return. The audit is in its preliminary stages. To date, the State of Washington has initially estimated $95,883 in taxes due by the Company from prior year tax returns. This calculated amount was derived using estimates and allocations with which the Company does not agree. As of March 31, 2006, the company has accrued $30,000 in current liabilities as a potential exposure from this audit but has not completed all of the necessary research and work to arrive at a final assessment.

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

During the three months ended March 31, 2006, the Company had a dispute with one of its vendors, Customer Switching Technologies, Inc. (CSTi), to which end CSTi claimed that the Company was responsible for approximately $56,000 of its past due telecommunications carrier billings. CSTi, in servicing of the Company’s proprietary long distance accounts, has applied a portion of the Company’s customer receipts to this outstanding balance. After initial reviews of CSTi provided documentation of its claim, the Company does not agree that this past due balance is a legitimate claim or the Company’s responsibility, nor does it agree with CSTi’s action to withhold the amount of $56,000 from the Company. As a result, the Company has recorded a receivable for this amount in its balance sheet. In the event the Company is unsuccessful in resolving this dispute and collecting this receivable, it may have to expense this receivable in its statement of operations in future periods.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

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

As consideration for the return of the 2,712,500 shares to the Company, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for the Company’s current accounts and thereby be entitled to commissions, fees and bonuses on the Company’s current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the nine months ended March 31, 2006 and 2005, the Company paid Cantara $393,362 and $382,384 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month.

In March 2003 the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc to provide expanded consulting and technical/administrative services. For the nine months ended March 31, 2006 and 2005, the Company paid Kevin E. Anderson Consulting, Inc. $40,500 and $36,000, respectively, pursuant to the consulting agreement. For the nine months ended March 31, 2006 and 2005, Cognigen also paid members of Kevin E. Anderson’s family approximately $44,000 and $43,000 in agent commissions, respectively.

On December 9, 2005, the Company entered into an agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $75,000 as of March 31, 2006 and $40,000 thereafter. The Stock Redemption Agreement will terminate if the Company pays AFT a total of $1,500,000 by March 15, 2010 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. The first payment was due March 15, 2006 but has been modified to allow Cognigen to pay $25,000 in February 2006, $20,000 in each month of April through August 2006 and $25,000 in September 2006 for a total of $150,000 towards the first payment. The remainer of the first payment or $300,000 is then due in October 2006. Under the Cantara Purchase Agreement, the AFT continues to receive 100% of the amount due under the Stock Redemption Agreement until the Company makes total payments representing the first payment of $450,000. Thereafter, the percentage that the AFT receives reduces as the Company makes additional payments. The Company has the right to prepay the $1,500,000 at anytime and stop all payments to the AFT under the Stock Redemption Agreement.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

Note 7 – Related Party Information (continued)

At the time the Company makes payments totaling the first payment of $450,000, the Company will also be required to enter into a two year consulting agreement with KEAC whereby the Company and the AFT would pay KEAC $8,000 per month. The amount that the Company would be required to pay KEAC would be based on the payments that the Company makes to the AFT pursuant to the schedule set forth in the Cantara Purchase Agreement. The Company has the right to extend the consulting agreement with KEAC for an additional two years. All of this is contingent on the Company being able to negotiate an agreement acceptable to KEAC.

Agreement with a Former Director

In February 2005, the Company entered into an agreement with SEGAL & Co. Incorporated, which is controlled by Robert B. Segal, a director at the time the Company entered into the agreement who resigned as a director in May 2005. Under the agreement, SEGAL & Co. Incorporated is to act as a non-exclusive financial advisor to the Company. If it was successful in raising funds on terms acceptable to the Company, the Company was to pay SEGAL & Co. Incorporated a financing fee of 4% of the first $5,000,000, 2% of the subsequent $10,000,000 and 1% thereafter. If SEGAL & Co. Incorporated was able to find a merger or acquisition acceptable to the Company, it would receive 2.5% of the value of the transaction. The agreement was for 12 months unless extended on a month to month basis thereafter. The agreement also provided for reimbursement of approved expenses up to $2,000 per month. This agreement expired in February 2006.

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

     We formed a subsidiary, LowestCostMall, Inc. (LCM), in May 2005 to begin offering customers, through our sales agent force, an online retail store. These operations have been included as part of our consolidated operations beginning in July 2005. LCM provides innovative online shopping of thousands of discounted products such as office products, toys, flowers, jewelry, electronic and household items. Revenue is generated by LCM through the sales of discounted products and sales of memberships. The membership enables the member to receive even lower prices on the same discounted products.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total revenue for the three months ended March 31, 2006 was $2,519,496 compared to $3,010,170 for 2005. Marketing commissions revenue was $1,591,259 for 2006 compared to $1,596,618 for the prior year. Telecommunications revenue was $906,563 for 2006 as compared to $1,413,552 for the prior year.

Marketing commissions revenue for 2006 decreased slightly by $5,359 from that of 2005, or 0%. This decrease reflects increases in sales of cellular products offset by decreases in sales of long distance products.

Telecommunications revenue decreased $506,989 for 2006 compared to 2005, or 36%. This decrease results from lower sales of our proprietary products and services, as well as, lower selling prices of those products and services due to declining long distance rates.

Marketing commissions expense increased from $913,676 for 2005 to $1,144,777 for 2006, an increase of $231,101, or 25%. The higher percentage and increase in marketing commissions expense compared to the change in marketing commissions revenue results from a difference in product mix between the periods and the payment of higher commission expense to certain master sales agents who have been added to our sales agent force to increase volume and sell certain products and services such as cellular products.

In addition, marketing commission expense increased in October 2005 when we began accruing payments to Cantara as marketing commissions expense. During the quarter ended March 31, 2006, the Company expensed approximately $120,000 related to payments made to Cantara as marketing commissions. In prior quarters, these payments were reflected as a reduction of the amounts owed to Cantara as a result of the Stock Redemption Agreement entered into in November 2001 (see Note 2 to the Consolidated Financial Statements). Accordingly, we have reported a net loss for the nine months ended March 31, 2006 of $194,233. If we had been able to account for payments to Cantara in a manner similar to prior quarters, we would have reported approximately $30,000 of net income before income taxes. This change in accounting had no effect on our cash flows since we have been paying approximately $120,000 to $150,000 of marketing commissions each quarter to Cantara related to this obligation. See proforma information in Note 2 to the Consolidated Financial Statements.

Telecommunications commissions expense decreased from $191,812 for 2005 to $129,611 for 2006, a decrease of $62,201, or 32%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $755,561 for 2005 to $628,334 for 2006, or a decrease of $127,227, or 17%. This decrease correlates to the decrease in telecommunications revenue described above. The margins on our telecommunications revenue decreased compared to the prior period reflective of higher carrier costs and a highly competitive market for long distance customers being driven by declining long distance rates.

Selling, general and administrative expenses decreased $50,495 or 6% for 2006 compared to 2005. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products.

Interest expense for 2006 of $17,122 is consistent with that for 2005 of $14,679.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended Marchr 31, 2005

Total revenue for the nine months ended March 31, 2006 was $7,855,396 compared to $8,674,882 for 2005. Marketing commissions revenue was $4,835,934 for 2006 compared to $4,211,874 for the prior year. Telecommunications revenue was $2,961,657 for 2006 as compared to $4,463,008 for the prior year.

Marketing commissions revenue for 2006 increased $624,060 from that of 2005, or 15%. This increase reflects increases in sales of cellular products offset by the decrease in sales of long distance products.

Telecommunications revenue decreased $1,501,351 for 2006 compared to 2005, or 34%. This decrease results from lower sales of our proprietary products and services, as well as, lower selling prices of those products and services due to declining long distance rates.

Marketing commissions expense increased from $2,251,924 for 2005 to $3,242,358 for 2006, an increase of $990,434, or 44%. This increase correlates to an increase in marketing commissions revenue explained above. The higher percentage increase in marketing commissions expense compared to the increase in marketing commissions revenue results from a difference in product mix between the periods and the payment of higher commission expense to certain master sales agents who have been added to our sales agent force to increase volume and sell certain products and services such as cellular products.

In addition, marketing commission expense increased in October 2005 when we began accruing payments to Cantara as marketing commissions expense. During the quarter ended March 31, 2006, the Company expensed approximately $250,000 related to payments made to Cantara as marketing commissions. In prior periods, these payments were reflected as a reduction of the amounts owed to Cantara as a result of the Stock Redemption Agreement entered into in November 2001 (see Note 2 to the Consolidated Financial Statements). Accordingly, we have reported a net loss for the nine months ended March 31, 2006 of $194,233. If we had been able to account for payments to Cantara in a manner similar to prior periods, we would have reported approximately $30,000 of net income before income taxes. This change in accounting had no effect on our cash flows since we have been paying approximately $120,000 to $150,000 of marketing commissions each quarter to Cantara related to this obligation. See proforma information in Note 2 to the Consolidated Financial Statements.

Telecommunications commissions expense decreased from $645,787 for 2005 to $432,501 for 2006, a decrease of $213,286, or 33%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $2,446,940 for 2005 to $1,913,954 for 2006, or a decrease of $532,986, or 22%. This decrease correlates to the decrease in telecommunications revenue described above. The margins on our telecommunications revenue decreased compared to the prior period reflective of higher carrier costs and a highly competitive market for long distance customers being driven by declining long distance rates.

Selling, general and administrative expenses decreased $91,073 or 4% for 2006 compared to 2005. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products.

Interest expense for 2006 of $37,377 is consistent with that for 2005 of $40,465.

Liquidity and Capital Resources

     We have historically funded our operations primarily from sales of securities, operations and our receivables financing arrangement. As of March 31, 2006 we had cash and cash equivalents of $68,451 and negative working capital of $674,254. Cash used by operations during the nine months ended March 31, 2006 was $54,855. Cash provided from financing activities of $96,460 included the payment of deferred commissions of $226,068 and an increase in the receivables financing arrangement of $322,528.

     We have a balance outstanding under a receivables financing arrangement with Silicon Valley Bank as of March 31, 2006 of $517,528. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with a bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to us. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. After one year, the Receivables Purchase Agreement is from year to year unless terminated in writing by either party. We are in compliance with the terms and conditions of the Receivables Purchase Agreement.

     Cash flows generated from operations and from our receivables financing arrangement were sufficient to meet our working capital requirements for the nine months ended March 31, 2006, but may not be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We are looking at various financing and equity opportunities to provide additional working capital or for expansion opportunities and continue to identify costs and expenses that can be reduced or eliminated. There can be no assurance we will be able to secure additional debt or equity financing, that we will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable us to meet all of our future obligations or to be able to expand. However, we believe that we will be successful in producing sufficient cash flows from all collective sources to continue for at least the next twelve months.

Forward Looking Statements

Certain of the information discussed herein, and in particular in this section entitled “Management’s Discussion and Analysis or Plan of Operation,” contains forward looking statements that involve risks and uncertainties that might adversely affect our operating results in the future in a material way. Such risks and uncertainties include, without limitation, our possible inability to become or remain certified as a reseller in all jurisdictions in which we apply or are currently certified, the possibility that our proprietary customer base will not grow as we expect, our possible inability to obtain additional financing, the possible lack of producing agent growth, our possible lack of revenue growth, our possible inability to add new products and services that generate increased sales, our possible lack of cash flows, our possible loss of key personnel, the possibility of telecommunication rate changes and technological changes and the possibility of increased competition. Many of these risks are beyond our control. We are not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934 as amended, when making forward-looking statements.

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

Part II – Other Information

Item 6.  Exhibits

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005 (incorporated by reference to Exhibit 3.(ii) to our Current Report on Form 8-K filed on May 19, 2005).

10.1	Agreement dated November 22, 2005 between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.2	Email dated April 21, 2006 terminating the BayHill Group LLC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2006).

10.3

Agreement dated December 9, 2005, among us, the Anderson Family Trust No. 1 and Cantara Communications corporation ( incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

10.4

Amendment #1 dated March 14, 2006, to Agreement dated December 9, 2005, among us, the Anderson Family Trust No. 1 and Cantara Communications Corporation ( incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2006).

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

10.5

Amendment #2 dated May 12, 2006, to Agreement dated December 9, 2005, among us, the Anderson Family Trust No. 1 and Cantara Communications Corporation ( incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

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

COGNIGEN NETWORKS, INC.

By: /s/ Gary L. Cook	Date: May 15, 2006
Gary L. Cook
Acting Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005 (incorporated by reference to Exhibit 3.(ii) to our Current Report on Form 8-K filed on May 19, 2005).

10.1	Agreement dated November 22, 2005 between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.2	Email dated April 21, 2006 terminating the BayHill Group LLC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2006).

10.3

Agreement dated December 9, 2005, among us, the Anderson Family Trust No. 1 and Cantara Communications corporation ( incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

10.4

Amendment #1 dated March 14, 2006, to Agreement dated December 9, 2005, among us, the Anderson Family Trust No. 1 and Cantara Communications Corporation ( incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2006).

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

10.5

Amendment #2 dated May 12, 2006, to Agreement dated December 9, 2005, among us, the Anderson Family Trust No. 1 and Cantara Communications Corporation ( incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

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