Form 10KSB
period 2006-06-30
COGNIGEN NETWORKS INC
filed 2006-10-13
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock
(Title of Class)

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    [X]      No    [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     [   ]    No     |X|

     State issuer’s revenue for its most recent fiscal year: $10,107,398

     The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 13 2006, computed by reference to the last sale price of $0.12 per share on the OTC Bulletin Board, was $713,522.

     The number of shares outstanding of each of the issuer’s classes of common equity on September 13, 2006 was 10,000,000.

Documents Incorporated by Reference

     The information required by Items 9 through 12 and Item 14 is incorporated by reference to our definitive proxy statement or definitive information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy or definitive information statement with the Commission on or before October 30, 2006. If not, we will file an amendment to this Form 10-KSB to add such information.

     Transitional Small Business Disclosure Format     Yes    [   ]     No  [X]

*The information required by Items 9 through 12 and Item 14 is incorporated by reference to our definitive proxy statement or definitive information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy or definitive information statement with the Securities and Exchange Commission on or before October 30, 2006. If not, we will file an amendment to this Form 10-KSB to add such information.

PART I

Forward-Looking Statements.

     The discussion in this report contains forward-looking statements, including, without limitation, statements relating to our wholly owned subsidiaries and us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The forward-looking statements contained in this report are often identifiable by the use of the words “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” or “estimate” and similar expressions. Forward-looking statements involve risks and uncertainties that affect our business, financial condition and results of operations, including without limitation, our possible inability to become certified as a reseller in all jurisdictions in which we apply, our possible inability to obtain additional financing, the possible lack of producing agent growth, our possible lack of revenue growth, our possible inability to add new products and services that generate increased sales, our possible lack of cash flows, our possible loss of key personnel, the possibility of telecommunication rate changes and technological changes, the possibility of increased competition and the possibility that our new subsidiary will not be successful. Many of these risks are beyond our control. We are not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended, when making forward looking statements.

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

     We market and sell services and products through multifaceted sales and marketing organizations that utilize the Internet as a platform to provide our customers and subscribers with a variety of telecommunications and technology based products and services. In the mid 1990‘s, Kevin E. Anderson, our founder, recognized the marketing potential of the Internet and formed what we believe was one of the first companies to create a marketing operation based exclusively on the Internet. The initial concept was to expand marketing potential by increasing the number of independent agents working within our corporate network while at the same time continuing to increase the number of products and services that these agents could provide to our worldwide customer base. To facilitate the manageable growth of this network and to be able to provide the agents with the support and marketing edge necessary for success, Kevin E. Anderson developed and deployed the “self replicating” web page. This proprietary technology automatically creates a high content, personalized set of e-commerce web pages for each new agent, at the time the agent becomes a member of our network. Additionally, an Internet accessible “private site” is instantly created for the new agent. Each agent can view the agent’s records, activity and account status on which the agent is working. The private website also contains customer detail status, recommended training sources, frequently asked questions and agent benefits. The ingenuity of Kevin E. Anderson and many of the agents who were attracted to us, continues to drive sales through our position on web site searches. We continue to make changes and modifications to our Internet technology to maintain our position.

     We have invested millions of dollars in developing business systems for our independent agent network around the world. To date, over 860,000 customers have purchased telecommunication and personal technology services and products from our websites. Each individual who is currently registered as one of our agents has a website that is replicated from our main www.ld.net site.

     Through our network of independent agents, we sell our own proprietary products and services and, as agent, we sell third party or outside vendor products and services, to customers and subscribers worldwide. Domestic and international long distance services make up the major portion of our sales with prepaid calling cards/pins and paging, wireless communications, computers and Internet-based telecommunications products and other products in our sales mix. As agent, have contractual agreements with a variety of product and service vendors that provide us with a commission percentage of any sales made through one of our supported web sites. As agent, our web-based marketing division sells the products and services of industry leaders such as AT&T, AccuLinq, Inphonic Cellular, ShopForT1, Convergia, IBN Tel, Pioneer Telephone, OPEX, PowerNet Global, UniTel and Trinsic / Z-Tel. Our operations are, in large part, dependent on our affiliations with the third party providers of the products and services that our agents sell.

     In late July 2005, we launched LowestCostMall.com, an online shopping website that offered thousands of products, ranging from personal electronics, office products, and household items to toys, flowers and jewelry, at discounted prices. LowestCostMall was offered by our agents through the same methods they used to sell our telecommunications and personal technology services, with Vcommerce Corporation, an independent organization, serving as the back office and provisioning all of the orders and direct shipments from the manufacturer to the purchaser. However, because LowestCostMall.com did not perform in accordance with expectations, by written notification in July 2006, we terminated our agreement with Vcommerce and have closed down our LowestCostMall operations.

     On July 7, 2006, we launched Cognigen Business Systems, Inc. (“CBSi”). Through CBSi we provide integrated broadband voice, data, video, and management communication and control support services to the quick service retail (“QSR”) industry through an integrated suite of services known as Retail Technologies CO-Op (“RTC”). CBSi was formed by entry into an agreement with Anza Borrego Partners, Inc. (“ABP”) pursuant to which we agreed to purchase two shares or 50% of CBSi for $50,000 and ABP agreed to purchase two shares or 50% of CBSi in exchange for contributing to CBSi all of ABP’s assets (including intellectual property) used, developed, or to be used in connection with its business plan for providing RTC services to the QSR industry, including ABP’s pilot installations in various Subway restaurants located in San Diego County and Oregon. The four shares of CBSi constitute all of the outstanding stock of CBSi.

     In connection with the formation of CBSi, we also obtained the option, exercisable through September 7, 2006, to purchase ABP’s two shares of CBSi upon issuance to ABP of 1,246,028 shares of our restricted common stock. Pursuant to the terms of the option, we are also obligated to deliver to ABP that number of shares of our restricted common stock as are equal to 5% of the pretax income of CBSi for the fiscal years ending June 30, 2007, 2008 and 2009. Such common stock delivered to ABP will be valued at the average market trading value of the common stock for the previous 20 trading days prior to the end of each fiscal year.

     On September 1, 2006, we sent a letter to ABP in which we exercised the option to purchase ABP’s two shares of CBSi. The exercise was ratified by our Board on September 5, 2006. CBSi is now our wholly owned subsidiary. Upon completion of its pilot program, which is in its final stages, CBSi intends to offer its bundled suite of integrated RTC broadband services to the approximately 21,000 Subway franchised restaurants located in the United States and to aggressively pursue the over 1.5 million QSR industry establishments that, according to U.S. Bureau of the Census data, comprise immediate market opportunities for CBSi’s bundled RTC broadband services.

     On October 10, 2006, the Company entered into an agreement with Ven Core Solutions, LLC (“Ven Core”) to borrow $250,000 in a term loan to be repaid monthly as principal and interest at approximately 18.5% interest rate. The loan is fully amortizable over 36 months. As part of the agreement, the Company issued to Ven Core 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company also gave Ven Core a lien behind Silicon Valley Bank and Global Crossing on all assets of the company, to the extent of the loan balance outstanding until the loan is fully paid. Commitment and documentation fees of $5,500 were paid to Ven Core. This loan was funded on October 11, 2006. Prior to the agreement, there was no material relationship between the Company or its affiliates and Ven Core.

     On October 13, 2006, the Company agreed to sell its interest to Acceris Management and Acquisition LLC (“Acceris”) in the majority of its telecommunications one plus accounts for which it records telecommunications revenue through sales of proprietary products and services. The sales price offered to the Company and agreed to by the Board of Directors was 1.5 multiplied by monthly revenue of the accounts from the third full monthly billing cycle. The buyer paid $200,000 down and will pay the remainder upon reaching regulatory approval, but retaining $25,000 until six months after regulatory approval to address potential tax and other miscellaneous liabilities. The sales price was determined reasonable by management based on other similar proposals received for the same assets and based on industry trends. The proceeds are intended to be used as working capital for the Company and towards operational start up activities in its subsidiary CBSi. There was no material relationship between Acceris and the Company or its affiliates or any of the officers and directors of the Company or their associates prior to the transaction.

     We had marketing commissions revenue from two and three outside vendors that generated a total of approximately 29% and 25%, respectively, of total revenue for the years ended June 30, 2006 and 2005 Competition

     We compete with all of the companies for whom we sell products as an agent, with a number of companies that are network marketing telecommunication companies, and with all outside vendors who sell telecommunications, personal communications and other products directly and over the Internet. In addition, our wholly owned subsidiary CBSi is a new entrant in the VoIP bundled broadband managed services industry, and through CBSi we compete with companies offering various VoIP bundled broadband solutions to the QSR industry.

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

Regulation

     We are authorized pursuant to authority of the Federal Communications Commission (“FCC”) to operate as an intrastate and international resale carrier under Section 214 of the FCC rules. In addition, we are regulated by approximately forty four state public utility commissions as a reseller of interstate and intrastate long distance telecommunications services.

     The markets for the products and services that we sell are characterized by a significant number of laws, regulations and standards, including those promulgated by the FCC. While we believe that our services comply with all current governmental laws, regulations and standards, we cannot assure you that we will be able to continue to do so in the future. In addition, our customers may also require, or we may otherwise deem it necessary or advisable, that we modify our services to address anticipated changes in the regulatory environment.

Employees

     As of October 13, 2006, we had 12 employees, all of whom are full-time, based in our offices in Mountlake Terrace, Washington or who work from home. In addition, we currently have approximately 134,000 persons registered as Cognigen independent agents selling various products and services through our affiliated “self replicating” websites.

Risk Factors

Need For Additional Capital; Cash Flows From Operations May Not Be Sufficient

     We have historically funded our operations primarily from sales of securities, by borrowing and from operations. Cash generated from operations alone may not be sufficient to fund our operations in the coming fiscal year. If we fail to generate sufficient net sales and cash flow to fund our operations, including our new CBSi line of business, our ability to increase sales and generate revenue will be severely limited and we will not be able to operate effectively unless we are able to obtain additional capital through equity or debt financings. Such additional capital may not be available. In addition, if we are able to raise additional funds through the sale of equity, convertible securities, or debt, such financing likely will cause a significant dilution of the ownership percentage of existing shareholders.

Revenue And Growth Largely Dependent Upon Sales Generated By Independent Agents

     We use a network of independent agents and affiliate groups, each utilizing their own customized website, replicated from our main www.ld.net website through the use of our proprietary software and technology, to sell both our own proprietary products and services and to sell, as agent, third party or outside vendor products and services to customers and subscribers worldwide. As a result, our revenue is dependent largely on sales generated by our independent agents. Failure of these agents to achieve sustained sales or to grow their sales, or our inability to attract and retain producing agents with an appropriate commission structure, will materially and adversely affect our financial condition and results of operations.

We Market The Products And Services Of Third Party Vendors Pursuant To Authority Granted By Such Vendors; However Such Vendors Are Under No Long Term Obligation To Continue To Allow Us to Market And Sell Their Products

     A material portion of our revenue results from the sale and marketing of the products of third party vendors who own and control the rights to market sell their products and services. Our ability to offer these products and services is dependent on our agreements with such vendors being renewed and not terminated. The non-renewal or termination of a substantial number of these agreements would have a material adverse effect on our financial condition and results of operations.

We Rely On Innovative Technology To Enable And Support The Marketing Of Products And Services By Our Independent Agents

     We use proprietary self-replicating web page technology to run our web-based operations. If another technology becomes the preferred industry standard, we may be at a competitive disadvantage which, in turn, may require us to make changes at substantially increased costs. If our technology becomes obsolete at some time in the future and we are unable to change to an alternate technology in a cost effective manner, it could materially adversely affect our financial conditions and results of operations.

The Traditional Markets In Which We Compete Are Marked By High Customer Turnover And Intense Competition

     The industries in which our agents traditionally resell have severally experienced high rates of customer turnover. The high rate of customer turnover is attributable to several factors including, the non-use of customer contracts, affordability, customer care concerns and other competitive factors. Our strategy to address customer turnover may not be successful or the rate of customer turnover may be unacceptable. Price competition and other competitive factors could also cause increased customer turnover. A high rate of customer turnover could have a material adverse affect on our competitive position and results of operations or cause significant fluctuation in our results of operations from period to period.

Consumer Tastes And Trends; Product Mix; Technological Changes

     We are a multifaceted sales and marketing organizations that utilizes the Internet as a platform to provide our customers and subscribers with a variety of telecommunications and technology based products and services in markets that are characterized by high rates of customer turnover, shortening product life cycles, rapid changes in technology and customer preferences. If we are unable to accurately forecast customer preferences and demands or market and technological trends and transitions, or if we are unable to add new products and services that generate increased sales to our offered product and services mix, our financial condition and result of operations could be materially and adversely affected.

As A Reseller And Provider of Telecommunications Services, The Markets In Which We Operate Are Subject To Numerous Federal And State Regulations

     The markets for the products and services that we sell are characterized by a significant number of laws, regulations and standards, including those promulgated by the FCC and various state public utility commissions. While we believe that our services comply with all current governmental laws, regulations and standards, we cannot assure you that our services will continue to comply in the future. Failure of our services to comply, or if we experience delays in compliance, with the various existing, anticipated, and evolving industry regulations and standards could adversely affect sales of our existing and future products. Moreover, the enactment of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry, could have a material adverse affect on our business, financial condition and results of operations. In addition, if we are unable to become certified as a reseller in all jurisdictions in which it apply, or if we fail to remain certified as a reseller in the jurisdictions in which we apply, our financial condition and results of operations could suffer materially.

We Intend to Expand Our Operations by Entering the QSR Broadband Managed Services Market Through Our Wholly Owned Subsidiary CBSi

     In an effort to grow our business, through our wholly owned subsidiary CBSi, we have entered into the broadband managed services market. Through CBSi we intend to provide integrated broadband voice, data, video, and management communication and control support services to the quick service retail (“QSR”) industry through an integrated suite of services known as Retail Technologies CO-Op. We will incur significant costs in connection with entering into the business of providing broadband managed services to the QSR industry and expend a significant amount of our management’s time and attention in doing so, however, there can be no assurance that our efforts will be successful. We are financing the start-up costs of this expansion from our existing business. Our failure to timely or efficiently expand our operational and financial systems and to implement and maintain effective internal controls and procedures in connection with our new line of business could result in operating inefficiencies that would increase our costs and expenses more than we anticipate and could cause us to lose the ability to take advantage of perceived market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we do increase our operating expenses in anticipation of the growth of our broadband business and this growth does not meet our expectations, our financial results will be negatively impacted

An Active Trading Market For Our Securities Has Not Developed And The Price Of Our Securities May Be Volatile.

      An active sustained trading market for our securities has not developed. As a result of our common stock not being quoted on a national exchange, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission. The rule provides that various sales practice requirements are imposed on broker/dealers who sell our common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell our common stock, which may affect the ability of purchasers to sell our common stock in the open market. The price at which our securities trade is likely to be highly volatile and may fluctuate substantially due to a number of factors including, but not limited to, those discussed in the other risk factors described above and the following:

•	volatility in stock market prices and volumes, which is particularly common among smaller companies;

•	lack of research coverage for companies with small public floats;

•	failure to achieve sustainable financial performance;

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or others;

•	entry of new or more powerful competitors into our markets or consolidation of existing competitors to create larger, more formidable competitors;

•	terrorist attacks either in the US or abroad;

•	general stock market conditions; and

•	the general state of the US and world economies

We Do Not Intend To Pay Dividends And You May Not Experience A Return On Investment Without Selling Your Securities.

     We have never declared or paid, nor do we intend in the foreseeable future to declare or pay, any cash dividends on our common stock. Since we intend to retain all future earnings to finance the operation and growth of our business, you will likely need to sell your securities in order to realize a return on your investment, if any.

Item 2.    Description of Property

     We lease approximately 3,353 square feet of office space at 6405 218th Street, S.W., Suite 305, Mountlake Terrace, Washington 98043, pursuant to a lease that will terminate on July 31, 2007 (unless extended), and that currently requires monthly rental payments of $5,100.

Item 3.    Legal Proceedings

     In September 2004, we filed a lawsuit against American Communications LLC (American Communications), David Stone (Stone) and Harry Gorlovesky (Gorlovesky) in the Circuit Court of the Twentieth Judicial Circuit in and for Dade County, Florida. In our complaint, we alleged (1) that American Communications breached a settlement agreement by not making all of the $100,000 of payments required thereunder to payoff a promissory note and agreement for $300,000 that was assigned to and is owed to us and we demanded judgment of $334,119 on the promissory note and agreement plus interest from May 10, 2004: (2) that we are owed $81,000 for a dishonored check of $20,000 written as the last payment due under the settlement agreement and (3) that Stone and Gorlovesky guaranteed the promissory note and agreement and must pay the amount due under the promissory note and agreement plus our attorneys fees, cost and expenses in collecting on the promissory note and agreement. American Communications and Stone and Gorlovesky filed answers denying the claims in our complaint and setting forth certain affirmative defenses which we denied.

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

     The attorney for American Communications and Stone filed a motion to withdraw as their counsel in February 2005 and we field a motion for summary judgment against American Communications, Stone and Gorlovesky in June 2005. In September of 2006 we determined that the costs and expense of continuing to obtain and enforce a judgment against American Communications, Stone and Gorlovesky outweighed the likelihood of obtaining any additional payments form American Communications, Stone or Gorlovesky and we accepted an offer of settlement of $1,200.

     On April 7, 2005, David L.Jackson, one of our directors and a member of our Compensation Committee, filed a complaint with the California Department of Fair Employment and Housing (No. E200405M1559-oo-ap) alleging that he was improperly terminated as an employee by our Board of Directors. Because of the costs involved in litigating this complaint, we settled with Mr. Jackson by agreeing to pay Mr. Jackson $32,000 in one lump sum, which we did in the first qarter of fiscsl 2006 Mr. Jackson did not specify in his complaint the amount of his alleged losses.

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our security holders during our fourth fiscal quarter ended June 30, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

     Our common stock is quoted on the NASD OTC Bulletin Board under the symbol “CGNW.OB.” The following table sets forth, for the periods indicated, the high and low closing bid price quotations for the common stock as reported by the Commodity Systems, Inc., and available at http://finance.yahoo.com. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid
Quarter ended June 30, 2006	$ 0.18	$ 0.08

Quarter ended March 31, 2006	0.26	0.15

Quarter ended December 31, 2005	0.49	0.18

Quarter ended September 30, 2005	0.80	0.42

Quarter ended June 30, 2005	0.53	0.33

Quarter ended March 31, 2005	0.38	0.32

Quarter ended December 31, 2004	0.39	0.14

Quarter ended September 30, 2004	0.27	0.16

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

     As of September 13, 2006, there were approximately 1,057 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

     We have never paid and do not, in the foreseeable future, anticipate paying any cash dividends on our common stock. We intend to retain any earnings for use in our business operations and in the expansion of our business.

     The following is a table with information regarding our equity compensation plans as of June 30, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans	594,000.28		31,000
approved by security holders

Equity compensation plans	855,000	1.24	--
not approved by security
holders

Total	1,449,000.84		31,000

A description of the options and warrants issued without shareholder approval is contained in Note 5 Stockholders’ Equity – Stock Options and Warrants – contained in our Notes to Consolidated Financial Statements]

     Except as previously disclosed in our Quarterly Reports on Form 10-QSB and in our Current Reports on Form 8-K, we did not sell any equity securities, warrants, or options during our fiscal year that ended June 30, 2006.

     No repurchases by us of our equity securities were made during the fourth quarter of our fiscal year that ended June 30, 2006.

Item 6.    Managements Discussion and Analysis or Plan of Operation.

Overview

     We are an Internet and relationship enabled marketer. The core products that we have sold have been long distance telephone and personal communications services. We have generated revenue in two ways. First, marketing commissions revenue has been generated from a number of vendors who are represented on our agent web sites and for whom we sell their telecommunications and other products and services via contractual agreements. Second, we have generated telecommunications revenue through sales of our proprietary products and services through our agent web sites. Our founder, Kevin E. Anderson, pioneered our Internet based long distance telecommunication marketing opportunity in the 1990‘s. We have invested millions of dollars in developing business systems for our independent agent network around the world. To date, over 860,000 customers have purchased telecommunication and personal technology services and products from our websites. Each of the individuals, who are currently registered as our agents, has a website that is replicated from the main www.ld.net site.

     In late July 2005, the Company formed LowestCostMall.com (“LCM”) an online shopping website that offered thousands of products, ranging from personal electronics, office products, and household items to toys, flowers and jewelry, at discounted prices. LCM was offered by the agents through the same methods they used to sell the Company’s telecommunications and personal technology services, with Vcommerce Corporation, an independent organization, serving as the back office and provisioning all of the orders and direct shipments from the manufacturer to the purchaser. However, because LowestCostMall.com did not perform in accordance with expectations, by written notification in July 2006, the Company terminated it’s agreement with Vcommerce and has closed down LCM operations.

     On July 7, 2006, the Company incorporated Cognigen Business Systems, Inc. (“CBSi”). Through CBSi the Company provides integrated broadband voice, data, video, and management communication and control support services to the quick service retail (“QSR”) industry through an integrated suite of services known as Retail Technologies CO-Op (“RTC”). CBSi was formed by entry into an agreement with Anza Borrego Partners, Inc. (“ABP”) pursuant to which the Company agreed to purchase two shares or 50% of CBSi for $50,000 and ABP agreed to purchase two shares or 50% of CBSi in exchange for contributing to CBSi all of ABP’s assets (including intellectual property) used, developed, or to be used in connection with its business plan for providing RTC services to the QSR industry, including ABP’s pilot installations in various Subway restaurants located in San Diego County and Oregon. The four shares of CBSi constitute all of the outstanding stock of CBSi.

     In connection with the formation of CBSi, the Company also obtained the option, exercisable through September 7, 2006, to purchase ABP’s two shares of CBSi upon issuance to ABP of 1,246,028 shares of the Company’s restricted common stock. Pursuant to the terms of the option, the Company is also obligated to deliver to ABP that number of shares of the Company’s restricted common stock as are equal to 5% of the pretax income of CBSi for the fiscal years ending June 30, 2007, 2008 and 2009. Such common stock delivered to ABP will be valued at the average market trading value of the common stock for the previous 20 trading days prior to the end of each fiscal year.

     On September 1, 2006, the Company sent a letter to ABP in which the Company exercised the option to purchase ABP’s two shares of CBSi. The exercise was ratified by the Company’s Board of Directors on September 5, 2006. CBSi became a wholly owned subsidiary of the Company in September, 2006. Upon completion of its pilot program, which is in its final stages, CBSi intends to offer its bundled suite of integrated RTC broadband services to the approximately 21,000 Subway franchised restaurants located in the United States and to aggressively pursue the over 1.5 million QSR industry establishments that, according to U.S. Bureau of the Census data, comprise immediate market opportunities for CBSi’s bundled RTC broadband services.

     We continue to make a strategic transition in our business profile and delivery of telecommunications products and services. We began our business as an agent, representing and selling the telecommunications services and products of outside vendors primarily to residential users, and then moved to selling multiple branded products and services whereby the customer and account are owned by us. We refer to these latter products and services as our proprietary products and services. The most significant impact of this strategic transition is that by billing our owned customer accounts, we generate approximately five to seven times as much revenue compared to commission revenue we receive from vendors. Although we have agreed to sell the majority of our existing primarily residential oriented proprietary telecommunications accounts, it is our intention that this will be more than replaced by our sales through CBSi of higher margined business accounts such as multiple broadband based services for which we will record top line revenue.

     Through the acquisition of multiple state licenses, billing capability, and new distribution channels, we can increase revenue, maintain closer contact with our customers, and control bottom line retention and contribution to a greater degree including that which we do in CBSi with our broadband services.

     See additional discussion of liquidity and capital resources below.

     We had a net loss for fiscal 2006 of $1,308,483, including an income tax expense of $815,303. This income tax expense primarily represents the net tax effect of accounting for providing an allowance for the Company’s prior year net operating losses, previously valued at $815,303, that management believes is less than likely will be utilized.

Detailed Statement of Operations Data:	Proforma	2006	2005
Revenue
Marketing commissions	$ 6,246,094	$ 6,246,094	$ 6,046,084
Telecommunications	3,784,126	3,784,126	5,699,589
Other	77,178	77,178	—

Total revenue	10,107,398	10,107,398	11,745,673

Operating expenses
Commissions:
Marketing	4,451,182	4,225,114	3,376,606
Telecommunications	555,413	555,413	831,150
Telecommunications	2,473,195	2,473,195	3,171,958
Other	51,766	51,766	—
Selling, general and administrative	3,135,471	3,135,471	3,285,937
Depreciation and amortization	90,050	90,050	90,050

Total operating expenses	10,757,077	10,531,009	10,683,676

Income (loss) from operations	(649,679)	(423,611)	1,061,997

Interest expense	(69,569)	(69,569)	(47,164)

Income (loss) before income taxes	(719,248)	(493,180)	1,014,833

Income taxes	(815,303)	(815,303)	815,303

Net income (loss)	(1,534,551)	$(1,308,483)	$ 1,830,136

Basic income (loss) per common share	$ (.18)	$ (.15)	$ .20

The proforma statement of operations data reflects the statement of operations data for the year ended June 30, 2006 had the marketing commissions payments to a shareholder, under the Stock Redemption Agreement, of $226,068 been accounted for as marketing commissions expense on the statement of operations versus as a reduction of deferred commissions payable on the balance sheet. All deferred commission have been eliminated from the balance sheet and all commissions since October 1, 2005 are being expenses in the statement of operations. See further details in Note 6 – Stockholders’ Equity to the notes to the consolidated financial statements.

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Total revenue for the year ended June 30, 2006 was $10,107,398 compared to $11,745,673 for 2005. Marketing commissions revenue was $6,246,094 for 2006 compared to $6,046,084 for the prior year. Telecommunications revenue was $3,784,126 for 2006 as compared to $5,699,589 for the prior year.

Marketing commissions revenue for 2006 increased $200,010 from that of 2005, or 3%. This increase reflects increases in sales of cellular products offset by the decrease in sales of long distance products.

Telecommunications revenue decreased $1,915,463 for 2006 compared to 2005, or 34%. This decrease results from lower sales of our proprietary products and services, as well as, lower selling prices of those products and services due to declining long distance rates.

Marketing commissions expense increased from $3,376,606 for 2005 to $4,225,114 for 2006, an increase of $848,508, or 25%. This increase correlates to an increase in marketing commissions revenue explained above. The higher percentage increase in marketing commissions expense compared to the increase in marketing commissions revenue results from a difference in product mix between the periods and the payment of higher commission expense to certain master sales agents who have been added to our sales agent force to increase volume and sell certain products and services such as cellular products.

     In addition, marketing commission expense increased in October 2005 when we began accruing payments to Cantara as marketing commissions expense. During the year ended June 30, 2006, the Company expensed approximately $350,000 related to payments made to Cantara as marketing commissions. In prior periods, these payments were reflected as a reduction of the amounts owed to Cantara as a result of the Stock Redemption Agreement entered into in November 2001 (see Note 6 to the Consolidated Financial Statements). Accordingly, we have reported a net loss for the year ended June 30, 2006 of $1,308,483. If we had been able to account for payments to Cantara in a manner similar to prior periods, we would have reported approximately $1,534,551 in net loss. This change in accounting had no effect on our cash flows since we have been paying approximately $120,000 to $150,000 of marketing commissions each quarter to Cantara related to this obligation. See proforma information in Note 6 to the Consolidated Financial Statements.

Telecommunications commissions expense decreased from $831,150 for 2005 to $555,413 for 2006, a decrease of $275,737, or 33%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $3,171,958 for 2005 to $2,473,195 for 2006, or a decrease of $698,763, or 22%. This decrease correlates to the decrease in telecommunications revenue described above. The margins on our telecommunications revenue decreased compared to the prior period reflective of higher carrier costs and a highly competitive market for long distance customers being driven by declining long distance rates.

Selling, general and administrative expenses decreased $150,466 or 5% for 2006 compared to 2005. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products.

The increase in depreciation and amortization of $72,025 for 2006 compared to 2005 represents amortization of cost related to LCM, fully depreciated due to the discontinuance of LCM.

Interest expense for 2006 of $69,569 is higher than the $47,164 for 2005 due to higher average outstanding receivables financing balances during 2006.

Seasonality and Economic Conditions

     We do not believe that our current revenue and sales are affected by seasons of the year.

Inflation

     We do not believe that inflation had a material impact on our results of operations for the fiscal years ended June 30, 2006 or 2005.

Liquidity and Capital Resources

     We have historically funded our operations primarily from sales of securities, loans and operations. As of June 30, 2006 we effectively had no cash and cash equivalents as they had been applied to the receivables financing arrangement. Negative working capital was $987,244. Cash used in operations during the year ended June 30, 2006 was $46,988.

     Cash provided by financing activities of $39,682 primarily included higher balances from the receivables financing agreement of $265,750 and the payment of deferred commissions of $226,068.

     We have a balance outstanding under a receivables financing arrangement with Silicon Valley Bank as of June 30, 2006 of $460,750. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with a bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to us. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. After one year, the Receivables Purchase Agreement is from year to year unless terminated in writing by either party. We are in compliance with the terms and conditions of the Receivables Purchase Agreement.

     On October 10, 2006, the Company entered into an agreement with Ven Core Solutions, LLC (“Ven Core”) to borrow $250,000 in a term loan to be repaid monthly as principal and interest at approximately 18.5% interest rate. The loan is fully amortizable over 36 months. As part of the agreement, the Company issued to Ven Core 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company also gave Ven Core a lien behind Silicon Valley Bank and Global Crossing on all assets of the company, to the extent of the loan balance outstanding until the loan is fully paid. Commitment and documentation fees of $5,500 were paid to Ven Core. This loan was funded on October 11, 2006.

     On October 13, 2006, the Company agreed to sell its interest in the majority of its telecommunications one plus accounts for which it records telecommunications revenue through sales of proprietary products and services. The sales price offered to the Company and agreed to by the Board of Directors was 1.5 multiplied by monthly revenue of the accounts from the third full monthly billing cycle. The buyer paid $200,000 down and will pay the remainder upon reaching regulatory approval, but retaining $25,000 until six months after regulatory approval to address potential tax and other miscellaneous liabilities. The sales price was determined reasonable by management based on other similar proposals received for the same assets and based on industry trends. The proceeds are intended to be used as working capital for the Company and towards operational start up activities in its subsidiary CBSi.

     Cash flows generated from operations and from our receivables financing arrangement were sufficient to meet our working capital requirements for the year ended June 30, 2006, but may not be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $423,611 in losses from operations and used $46,988 in cash flows for operations for the year ended June 30, 2006. In the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, we made changes that helped us operate at breakeven for July and August.

     As previously mentioned, we have acquired CBSi and we anticipate that this new business venture will generate profit from operations in fiscal 2008. In October 2006 we closed on a new financing that, as discussed in Note 8 to the consolidated financial statements, generated $250,000 for us. We are in negotiations to replace our current debt financing agreements in an opportunity that will reduce our cost of borrowing. In addition, we are in discussions with interested parties to raise equity that will also help reduce our cost of borrowing and allow us to pursue opportunities with CSBi. On October 13, 2006, we closed on a transaction where, as discussed in Note 8 to the consolidated financial statements, we sold certain of our telecommunication accounts and received $200,000.

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

     Our critical accounting policies are as follows:

·	marketing commissions receivable;

·	valuation of long-lived assets;

·	commissions payable;

·	revenue recognition; and

·	income taxes

Marketing Commissions Receivable

     Marketing commissions receivable represent amounts due from outside vendors of telecommunication services used by subscribers. Typically outside vendors pay commissions due to us forty five to sixty days after the usage month-end.

     There is no allowance for doubtful accounts as of June 30, 2006 established by us to provide for potential uncollectible accounts as management has written off all receivables determined to be uncollectible as of that date.

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

Commissions Payable

     Commissions payable represent amounts due to agents for commissions related to the usage or sales for which we are due marketing commissions revenue from our outside vendors and commissions payable on sales of telecommunications revenue. It is our policy to pay commissions to its agents only after receiving commissions due from its outside vendors. This policy results in approximately two months commission payable at any point in time. Commissions are paid on telecommunications revenue usually within one to two months of generating the telecommunications revenue. Commissions were paid on sales of discounted products through LCM usually within one to two months of generating the sales revenue.

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

Revenue generated through the sales of products through LCM was recorded when the products were shipped. Sales of products where the shipping had not occurred was deferred until the product was shipped.

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

For the year ended June 30, 2006, income tax expense of $815,303 was recorded. This expense primarily represents the net tax effect of accounting for providing a valuation allowance for the Company’s prior year net operating losses. During the fourth quarter of fiscal 2006, management determined that providing a valuation allowance was necessary based on the Company’s estimates of when the net operating losses would actually be utilized, among other reasons.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. FIN 48 defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is our fiscal 2008. We are evaluating the potential impact of this interpretation on our future results of operations and financial condition.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2008. We do not believe SAB 108 will have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Forward Looking Statements

     Certain of the information discussed in this report, and in particular in this section entitled “Management’s Discussion and Analysis or Plan of Operation,” contains forward-looking statements that involve risks and uncertainties that might adversely affect our operating results in the future in a material way. Such risks and uncertainties include, without limitation, our possible inability to become certified as a reseller in all jurisdictions in which we apply,, our possible inability to obtain additional financing, the possible lack of producing agent growth, our possible lack of revenue growth, our possible inability to add new products that generate sales, our lack of cash flows, our possible loss of key personnel, the possibility of telecommunication rate changes and technological changes; the possibility of increased competition and the possibility that the operations of CBSi will not be successful. Many of these risks are beyond our control. The forward-looking statements contained in this report are often identifiable by the use of the words “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” or “estimate” and similar expressions. We are not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934 as amended, when making forward-looking statements.

Item 7.    Financial Statements.

     Reference is made to the financial statements, the reports thereon and the notes thereto included as a part of this Annual Report on Form 10-KSB, which financial statements, reports and notes are incorporated herein by reference.

COGNIGEN NETWORKS, INC.

Consolidated Financial Statements
and
Independent Auditors’ Report
June 30, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cognigen Networks, Inc.
Mountlake Terrace, Washington

We have audited the accompanying consolidated balance sheet of Cognigen Networks, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognigen Networks, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Ehrhardt Keefe Steiner & Hottman PC

September 29, 2006
Denver, Colorado

COGNIGEN NETWORKS, INC.
Consolidated Balance Sheet
June 30, 2006

                                                                                         Assets

Current assets
Cash	$ —
Accounts receivable	325,257
Marketing commissions receivable	938,409
Other current assets	56,735

Total current assets	1,320,401

Non-current assets
Property and equipment, net	6,776
Deposits and other assets	141,566

Total non-current assets	148,342

Total assets	$ 1,468,743

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$ 629,992
Accrued liabilities	416,914
Commissions payable	797,905
Receivables financing arrangement	460,750
Other current liabilities	2,084

Total current liabilities	2,307,645

Commitments and contingencies

Stockholders' deficit
8% Convertible Series A preferred stock, no par value, 20,000,000 shares authorized,
500,000 shares issued and outstanding, $1.00 per share liquidation preference
($608,225 including undeclared dividends)	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 8,753,972 shares issued
and outstanding	8,754
Additional paid-in capital	11,965,577
Accumulated deficit	(13,263,233)

Total stockholders' deficit	(838,902)

Total liabilities and stockholders' deficit	$ 1,468,743

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.
Consolidated Statements of Operations

	For the Years Ended June 30,
	2006	2005
Revenue
Marketing commissions	$ 6,246,094	$ 6,046,084
Telecommunications	3,784,126	5,699,589
Other	77,178	—

Total revenue	10,107,398	11,745,673

Operating expenses
Commissions:
Marketing	4,225,114	3,376,606
Telecommunications	555,413	831,150
Telecommunications	2,473,195	3,171,958

Other	51,766	—
Selling, general and administrative	3,135,471	3,285,937
Depreciation and amortization	90,050	18,025

Total operating expenses	10,531,009	10,683,676

Income (loss) from operations	(423,611)	1,061,997

Interest expense	(69,569)	(47,164)

Income (loss) before income taxes	(493,180)	1,014,833

Income taxes	(815,303)	815,303

Net income (loss)	(1,308,483)	1,830,136

Preferred dividends	(40,000)	(40,000)

Net income (loss) attributable to common shareholders	$(1,348,483)	$ 1,790,136

Income (loss) per common share – basic	$ (.15)	$ .20

Weighted average number of common shares outstanding - basic	8,753,972	8,753,972

Income (loss) per common share – diluted	$ (.15)	$ .20

Weighted average number of common shares outstanding - diluted	8,753,972	9,289,869

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.

Consolidated Statement of Changes in Stockholders; Equity (Deficit)
For the Years Ended June 30, 2006 and 2005

	Preferred Stock	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 30, 2004	500,000	$450,000	8,753,972	$ 8,754	$ 11,954,331	$(13,853,108)	$(1,400,023)
Reversal of dividends on preferred stock
(Note 5)	--	--	--	--	--	68,222	68,222
Net income	--	--	--	--	--	1,830,136	1,830,136

Balance - June 30, 2005	500,000	$450,000	8,753,972	$ 8,754	$ 11,954,331	$(11,954,750)	$ 458,335
Issuance of stock options	--	--	--	--	11,246	--	11,246
Net loss	--	--	--	--	--	(1,308,483)	(1,308,483)

Balance - June 30, 2006	500,000	$450,000	8,753,972	$ 8,754	$ 11,965,577	$(13,263,233)	$ (838,902)

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(1,308,483)	$ 1,830,136

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
Depreciation and amortization	90,050	18,025
Provision for doubtful accounts	87,442	143,017
Issuance of stock options	11,246	—
Income tax expense	815,303	(815,303)
Changes in assets and liabilities:
Accounts receivable	45,030	(94,654)
Commissions receivable	260,121	(425,362)
Other current assets	27,173	(41,155)
Deposits and other assets	(54,602)	26,360
Accounts payable	63,356	(103,780)
Accrued liabilities	171,102	(198,286)
Commissions payable	(236,344)	222,520
Other current liabilities	(18,266)	18,712
Other liabilities	(116)	(53)

	1,261,495	(1,249,959)

Net cash provided by (used in) operating activities	(46,988)	580,177

Cash flows from investing activities
Payments towards acquisition of Cantara Agency	(135,000)	—
Purchases of property and equipment	(918)	(14,986)

Net cash used in investing activities	(135,918)	(14,986)

Cash flows from financing activities
Increase (decrease) in receivables financing arrangement	265,750	(113,100)
Payments on deferred commissions	(226,068)	(527,709)
Other	—	5,231

Net cash provided by (used in) financing activities	39,682	(635,578)

Net decrease in cash	(143,224)	(70,387)

Cash - beginning of year	143,224	213,611

Cash - end of year	$ —	$ 143,224

(Continued on following page.)

COGNIGEN NETWORKS, INC.

Consolidated Statements of Cash Flows

(Continued from previous page.)

Supplemental disclosure of cash flow information:

     Cash paid for interest was $69,569 and $47,164 for 2006 and 2005, respectively.

See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Cognigen Networks, Inc. (the Company) was incorporated in May 1983 in the State of Colorado. The Company is an Internet and relationship enabled marketer. The core products that have been sold have been long distance telephone and personal communications services. Revenue has been generated in two ways. First, marketing commissions revenue has been generated from a number of vendors who are represented on the Company’s agent web sites and for whom the Company sells their products and services via contractual agreements. Second, telecommunications revenue has been generated through sales of the Company’s proprietary products and services through the Company’s agent web sites.

In late July 2005, the Company formed LowestCostMall.com (“LCM”) an online shopping website that offered thousands of products, ranging from personal electronics, office products, and household items to toys, flowers and jewelry, at discounted prices. LCM was offered by the agents through the same methods they used to sell the Company’s telecommunications and personal technology services, with Vcommerce Corporation, an independent organization, serving as the back office and provisioning all of the orders and direct shipments from the manufacturer to the purchaser. However, because LowestCostMall.com did not perform in accordance with expectations, by written notification in July 2006, the Company terminated it’s agreement with Vcommerce, and closed down LCM operations.

On July 7, 2006, the Company incorporated Cognigen Business Systems, Inc. (“CBSi”). Through CBSi the Company provides integrated broadband voice, data, video, and management communication and control support services to the quick service retail (“QSR”) industry through an integrated suite of services known as Retail Technologies CO-Op (“RTC”). CBSi was formed by entry into an agreement with Anza Borrego Partners, Inc. (“ABP”) pursuant to which the Company agreed to purchase two shares of CBSi for $50,000 and ABP agreed to purchase two shares of CBSi in exchange for contributing to CBSi all of ABP’s assets (including intellectual property) used, developed, or to be used in connection with its business plan for providing RTC services to the QSR industry, including ABP’s pilot installations in various Subway restaurants located in San Diego County and Oregon. The four shares of CBSi constitute all of the outstanding stock of CBSi.

In connection with the formation of CBSi, the Company also obtained the option, exercisable through September 7, 2006; to purchase ABP’s two shares of CBSi upon issuance to ABP of 1,246,028 shares of the Company’s restricted common stock. Pursuant to the terms of the option, the Company is also obligated to deliver to ABP that number of shares of the Company’s restricted common stock as are equal to 5% of the pretax income of CBSi for the fiscal years ending June 30, 2007, 2008 and 2009. Such common stock delivered to ABP will be valued at the average market trading value of the common stock for the previous 20 trading days prior to the end of each fiscal year.

On September 1, 2006, the Company sent a letter to ABP in which the Company exercised the option to purchase ABP’s two shares of CBSi. The exercise was ratified by the Company’s Board of Directors on September 5, 2006. CBSi became a wholly owned subsidiary of the Company in September 2006. Upon completion of its pilot program, which is in its final stages, CBSi intends to offer its bundled suite of integrated RTC broadband services to the approximately 21,000 Subway franchised restaurants located in the United States and to aggressively pursue the over 1.5 million QSR industry establishments that, according to U.S. Bureau of the Census data, comprise immediate market opportunities for CBSi’s bundled RTC broadband services.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries Intandem Communications Corp. (Intandem) since February 1, 2004 and LCM beginning in July 2005. See Note 5 regarding information regarding the sale of CST. All intercompany accounts and transactions have been eliminated in consolidation. CBSi is not consolidated until September 1, 2006.

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

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Marketing Commissions Receivable (continued)

There is no allowance for doubtful accounts as of June 30, 2006 established by the Company to provide for potential uncollectible accounts receivables determined to be uncollectible as all uncollectible accounts receivable have been written off.

The Company had marketing commissions revenue from two and three outside vendors that generated a total of approximately 29% and 25%, respectively, of total revenue for the years ended June 30, 2006 and 2005.

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

Accounts Receivable

At the time the accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of the customer. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. The allowance as of June 30, 2006 was $87,442.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Commissions Payable

Commissions payable represent amounts due to agents for commissions related to the usage or sales for which the Company is due marketing commissions revenue from its outside vendors and commissions payable on sales of telecommunications revenue. It is the Company’s policy to pay commissions to its agents only after receiving commissions due from its outside vendors. This policy results in approximately two months commission payable at any point in time. Commissions are paid on telecommunications revenue usually within one to two months of generating the telecommunications revenue. Commissions were paid on sales of discounted products through LCM usually one to two months of generating the sales revenue.

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

For the year ended June 30, 2006, income tax expense of $815,303 was recorded. This expense primarily represents the net tax effect of accounting for providing a valuation allowance for the Company’s prior year net operating losses. During the fourth quarter of fiscal 2006, management determined that providing a valuation allowance was necessary based on the Company’s estimates of when the net operating losses would actually be utilized, among other reasons.

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

Revenue generated through the sales of products through LCM was recorded when the products were shipped. Sales of products where the shipping had not occurred were deferred until the product was shipped.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” and SFAS No. 123R, “Share-Based Payment.” Accordingly, compensation cost has been recognized for the stock options issued during the year of $11,246 to Directors representing the fair market value of the issued stock options based on a Black-Scholes option-pricing model. No compensation expense has been recorded for options issued to employees during the year ended June 30, 2006. There were no options granted during the year ended June 30, 2005.

Had compensation expense for the Company’s options issued to employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic income (loss) per common share would have been changed to the pro forma amounts indicated below:

	For the Years Ended June 30,
	2006	2005
Net income (loss) - as reported	$(1,308,483)	$1,830,136
Deduct stock-based compensation expense determined under the
fair value based method, net of tax	(13,814)	--

Net income (loss) - pro forma	$(1,322,297)	$1,830,136

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended June 30,
	2006		2005
Approximate risk free rate	6.00%		4.00%
Average expected life	2.5 year	s	5 years
Dividend yield	0%		0%
Volatility	63%		56%
Estimated fair value of total options granted	$13,814		$ .00

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising costs for the years ended June 30, 2006 and 2005 were $42,296 and $39,722, respectively.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Income (Loss) Per Share

The Company applies the provisions of SFAS No. 128, “Earnings Per Share”. All dilutive potential common shares that have an anti-dilutive effect on diluted per share amounts have been excluded in determining net income (loss) per share. The dilutive effect of stock options, warrants and preferred stock included in the calculation of income (loss) per share on a diluted basis for the years ended June 30, 2006 and 2005 are zero and 535,897, respectively. 1,949,000 and 1,514,103 of options, warrants, and preferred stock have been excluded from diluted shares for the years ended June 30, 2006 and 2005, respectively, as their affect was anti-dilutive. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. FIN 48 defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is our fiscal 2008. We are evaluating the potential impact of this interpretation on our future results of operations and financial condition.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2008. We do not believe SAB 108 will have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

Note 2 – Management’s Plan

     Cash flows generated from operations and from the Company’s receivables financing arrangement were sufficient to meet working capital requirements for the year ended June 30, 2006, but may not be sufficient to meet working capital requirements for the foreseeable future or provide for expansion opportunities. The Company incurred $423,611 in losses from operations and used $46,988 in cash flows for operations for the year ended June 30, 2006. In the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, management made changes that helped the Company operate at break-even for July and August.

     The Company has acquired CBSi and anticipates that this new business venture will generate profit from operations in fiscal 2008. In October 2006 we closed on a new financing arrangement that, as discussed in Note 9, generated $250,000 for the Company. We are in negotiations to replace debt current financing agreements in an opportunity that will reduce the Company’s cost of borrowing. In addition, management is in discussions with interested parties to raise equity that will also help reduce the Company’s cost of borrowing and allow it to pursue opportunities with CSBi. On October 13, 2006, the Company closed on a transaction where, as discussed in Note 8 the Company sold certain telecommunication accounts and received $200,000.

     Management believes that the Company will be successful in producing sufficient cash flows from all collective sources to continue for at least the next twelve months.

Note 3 — Property and Equipment

Property and equipment consist of the following at June 30, 2006:

Furniture and fixtures	$ 10,286
Computer equipment	128,366
Equipment	19,504
Leasehold improvements	168,064
Software	136,284

462,504
Less accumulated depreciation	(455,728)

$ 6,776

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 4 – Receivables Financing Arrangement

The balance of receivables financing arrangement as of June 30, 2006 is $460,750. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works as a condition to the Receivables Purchase Agreement. Facility, audit and due diligence fees were paid to the bank of $15,976. In addition, finder’s fees were paid to a party who may be deemed to be a related party of $19,337. Both of these amounts have been fully amortized into interest expense through June 30, 2006. The Receivables Purchase Agreement is renewable from year to year unless terminated in writing by either party.

Note 5 — Income Taxes

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

The Company’s temporary differences result primarily from differing depreciation and amortization periods of certain assets, provision for doubtful accounts, net operating loss carryforwards and the recognition of certain expenses for financial statement purposes and not for tax purposes. The Company has approximately $2,668,608 of net operating loss carryforwards, which expire in varying amounts through 2026, if unused.

Temporary differences and carryforwards giving rise to a significant portion of deferred tax assets (liabilities) are as follows at June 30, 2006:

Current
Allowance for doubtful accounts	$ 43,368
Vacation accruals	9,024
Long-term
Property and equipment	54,078
Net operating loss carryforwards	907,327
Other	4,937
Less valuation allowance	(1,018,734)

$ --

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 5 - Income Taxes (continued)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

	For the Years Ended June 30,
	2006	2005
Income tax expense (benefit) at the statutory rate	$ (167,681)	$ 345,043
State and local income taxes, net of federal income tax	—	—
Change in valuation allowance	1,018,734	(1,164,300)
Nondeductible expenses	7,317	3,954
Other timing differences, net	(43,067)	—

Deferred income tax expense (benefit)	$ 815,303	$ (815,303)

For the year ended June 30, 2006, income tax expense of $815,303 was recorded. This expense primarily represents the net tax effect of accounting for providing a valuation allowance for the Company’s prior year net operating losses. During the fourth quarter of fiscal 2006, management determined that providing a valuation allowance was necessary based on the Company’s estimates of when the net operating losses would actually be utilized, among other reasons.

Note 6 — Stockholders’ Equity

Preferred Stock

As of June 30, 2006, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A.

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

Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. During the year ended June 30, 2005, the Company reversed $68,222 of accrued dividends that had been accrued on the balance sheet because they had not been declared. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $148,225 as of June 30, 2006.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 6 - Stockholders' Equity (continued)

Common Stock

Stock Redemption Agreement

On November 21, 2001, the Company entered into a Stock Redemption Agreement with the Anderson Family Trust (AFT), a substantial stockholder of the Company, and Cantara Communications Corporation (Cantara) whereby AFT sold 2,712,501 shares of the Company’s common stock to the Company in exchange for the transfer by the Company to Cantara of the original Cognigen Agency and all of its downline agents. As a result of this transaction, Cantara received the contingent right to receive all of its direct sales commissions and generational downline commission overrides. During the first twelve months of the ownership by Cantara of the former Cognigen Agency, now renamed Cantara, Cantara agreed to a capping of the commissions payable to it, thereafter commencing January 2003, Cantara has received the full direct and generational override commissions it is entitled to earn pursuant to the existing and current Company commission structure applicable for all agents. Payment of commissions to Cantara is totally contingent upon the generation of sales by it and its downline agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by employees of Cantara and/or its downline sub-agents. Cantara has contracted with Kevin E. Anderson Consulting, Inc. (KEAC), a corporation owned by Kevin E, Anderson, founder of Cognigen Communications Corporation and a beneficiary of the AFT, to manage Cantara for a set monthly fee. AFT owns approximately 11% of the Company’s common stock. Currently, the monthly commission payment to the Cantara is approximately 10% of the total commissions paid monthly to all of the Company’s agents.

The following presents statement of operations data and proforma data. The proforma data reflect certain statement of operations accounts for the years ended June 30, 2006 and 2005 that reflect the increase in commissions expense had the payments to the stockholder, described in the preceding paragraph, during these periods been accounted for as commissions expense rather than a reduction to deferred commissions payable.

	Pro Forma Year Ended June 30, 2006	Actual Year Ended June 30, 2006	Pro Forma Year Ended June 30, 2005	Actual Year Ended June 30, 2005
Total revenue	$ 10,107,398	$ 10,107,398	$11,745,673	$11,745,673

Operating expenses:
Marketing commissions	5,006,595	4,780,527	4,730,234	4,207,756
Telecommunications	2,473,195	2,473,195	3,171,958	3,171,958
Other	51,766	51,766	--	--
Selling, general and administrative	3,135,471	3,135,471	3,285,937	3,285,937
Depreciation and amortization	90,050	90,050	18,025	18,025

Total operating expenses	10,757,077	10,531,009	11,206,154	10,683,676

Income from operations	$ (649,679)	$ (423,611)	$ 539,519	$ 1,061,997

Income taxes	$ (815,303)	$ (815,303)	$ 815,303	$ 815,303

Net income attributable to
common shareholders	$(1,574,551)	$(1,348,483)	$ 1,267,658	$ 1,790,136

Income per common share - basic	$ (.18)	$ (.15)	$ .14	$ .20

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 6 - Stockholders' Equity (continued)

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

In June, 2006, the Company granted to employees, options to purchase 335,000 shares of common stock of the Company, including 200,000 to the chief financial officer and acting chief executive officer. These options vest over three years, are exercisable at $.10 per share and expire in five years from the date of grant.

During the year ended June 30, 2006, the Board of Directors granted 80,000 options to non-employee directors of the Company. These options vested immediately and are exercisable at $.71 per share and expire five years from the date of grant. The Company has included $11,246 in general and administrative expenses for the issuance of these options based on a calculation using the Black-Scholes Model.

During the year ended June 30, 2005, there were no options granted, including any options under the Plan.

During the year ended June 30, 2005, a total of 1,000,000 options expired, all of which were not issued under the Plan.

The following table presents the activity for options outstanding:

	Stock Options	Weighted Average Exercise Price
Outstanding - June 30, 2004	1,500,000	$ 2.57
Granted	--	--
Forfeited/canceled	(1,000,000)	3.68
Exercised	--	--

Outstanding - June 30, 2005	500,000.34
Granted	415,000.22
Forfeited/canceled	(16,000)	.42
Exercised	--	--

Outstanding - June 30, 2006	899,000	$ .28

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 6 - Stockholders' Equity (continued)

Stock Options (continued

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$ 0.10 - .35	535,000.11		4.07	150,000.23
$ 0.36 - .39	150,000.36		1.80	150,000.36
$ 0.40 - .44	79,000.42		1.43	75,000.42
$ 0.45 - .52	55,000.51		4.50	55,000.51
$ 0.53 - .71	80,000.71		1.53	80,000.71

Total - June 30, 2006	899,000	$ .28	1.89	510,000	$ .40

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

     The following table presents the activity for warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price
Outstanding - June 30, 2004	1,200,000.75
Issued	--	--
Forfeited/canceled	(150,000)	.50
Exercised	--	--

Outstanding - June 30, 2005	1,050,000.78
Issued	437,500.23
Forfeited/canceled	(937,500)	.64
Exercised	--	--

Outstanding - June 30, 2006	550,000	$ .59

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 1.76 years.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

BayHill Agreement

On November 22, 2005, the Company and the BayHill Group LC (BayHill) entered into an agreement whereby BayHill agreed to provide services to assist the Company in developing business strategies and other corporate matters, including assisting the Company in its strategic planning activities, raising capital, finding companies for the Company to acquire, assisting the Company in its investor relations activities and serving in various interim management capacities as requested. The term of the agreement was for six months. Cognigen gave BayHill a notice of termination of this contract which endedMay 21, 2006.

For providing services pursuant to the agreement, the Company paid BayHill $10,000 per month for six months commencing November 22, 2005. Of the $10,000, one half was accrued until the Company received cumulative equity funding in amounts greater than $1,000,000 or acquired another business or businesses which have at least $1,000,000 in cash.

The Company agreed to grant BayHill warrants to purchase 437,500 shares of common stock at an exercise price of $.23 per share. The warrants were to vest according to a schedule if the Company met certain parameters. The Company had agreed to grant BayHill certain piggyback and demand registration rights.

By mutual agreement in May of 2006, BayHill and the Company agreed to terminate the agreement. In September 2006, BayHill and the Company agreed to issue to BayHill 169,792 restricted common shares of Cognigen in return for canceling any further financial obligations Cognigen had to BayHill under the original agreement and canceling outstanding warrants given to BayHill. These restricted common shares will have piggyback rights and a one time demand right to register if the Company is able to bring in $5,000,000 in equity or new funding. As of June 30, 2006, the Company had $30,000 in accrued and unpaid fees to BayHill recorded in the balance sheet pursuant to the agreement.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 7 - Commitments and Contingencies

Operating Leases

The Company leases office space under operating lease agreements. Rent expense for these leases for the years ended June 30, 2006 and 2005 was approximately $95,331 and $100,000, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending June 30,

2007	$ 66,712
2008	7,413
2008	--
2010	--

$ 74,125

LowestCostMall

On April 19, 2005, the Company entered into a Services Agreement with Vcommerce Corporation pursuant to which Vcommerce agreed to provide the Company with the back office for an online retail store, which the Company began offering to customers in July 2005 through its sales agent force and subsidiary, LCM. Pursuant to the Services Agreement, Cognigen paid Vcommerce $55,000 and has accrued $25,000 on its balance sheet. In addition, the Company was to pay Vcommerce a fee of $4,000 per month for monthly hosting services and other fees as agreed upon by the Company. The Services Agreement was transferred to LCM with a guarantee of such provisions in the agreement by Cognigen Networks, Inc.

LCM did not perform in accordance with expectations, thus by written notification in July 2006, the Company terminated it’s agreement with Vcommerce, and has closed down LCM operations. According to the termination clause in the Services Agreement, the Company has accrued a $24,000 termination fee in its balance sheet.

Other Contingencies

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

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 8 – Related Party Activity (continued)

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc. (continued)

As consideration for the return of the 2,712,500 shares to us, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by our customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the years ended June 30, 2006 and 2005, the Company paid Cantara $511,124 and $527,709 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month.

In March 2003 the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc to provide expanded consulting and technical/administrative services. For the years ended June 30, 2006 and June 30, 2005, the Company paid Kevin E. Anderson Consulting, Inc. $54,980 and $48,000, respectively, pursuant to the consulting agreement.

For the years ended June 30, 2006 and June 30, 2005, Cognigen also paid members of Kevin E. Anderson’s family $54,610 and $58,460 in agent commissions, respectively.

On December 9, 2005, the Company entered into an agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $135,000 as of June 30, 2006. The Stock Redemption Agreement will terminate if the Company pays AFT a total of $1,500,000 by March 15, 2011 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. The next payments due are on October 15, 2006, November 15, 2006 and December 15, 2006 of $5,000 each. Payments during subsequent months increase until all payments totaling $1,550,000 by March 15, 2011 are made. AFT continues to receive 100% of commission revenue due to the Cantara agency until December 29, 2006, if all required payments are made, at which time the Company will begin receiving 10% of commission due. Thereafter, the percentage that the AFT receives reduces as the Company makes additional payments. The Company has the right to prepay any unpaid amounts due at anytime and stop all payments to the AFT under the Stock Redemption Agreement.

COGNIGEN NETWORKS, INC.
Notes to Financial Statements

Note 8 – Related Party Activity (continued)

The Company previously had an agreement with Combined Telecommunications Consultancy, Ltd. (CTC), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC received a percentage of a transaction if CTC introduced a transaction to the Company and was paid a consulting fee of $150 per hour for providing consulting services to the Company. Although this agreement was not formally renewed, it is the Company’s intentions to pay CTC under the same structure for any services rendered to the Company. During the fiscal years ending June 30, 2006 and June 30, 2005, the Company paid CTC $0 and $6,250, respectively, in consulting fees. The foregoing amounts include up to $5,000 that the Company reimbursed CTC for expenses CTC incurred in performing services on its behalf.

Payments to Former Chief Executive Officer

Thomas S. Smith resigned as the Company’s Chief Executive Officer in September 2005. After Mr. Smith resigned, the Company had an oral agreement with Thomas S. Smith pursuant to which the Company retained Mr. Smith or any law firm with which he became associated with to provide certain legal services to the Company on a monthly retainer of $12,500 per month. The agreement was terminable upon 60 days by written notice by either party which notice was given by the Company to Mr. Smith on December 22, 2005. After this date, the Company continued to use law firms with which Mr. Smith was associated for legal services which amounted to $59,821 through June 30, 2006.

Note 9 – Subsequent Events (Unaudited)

Term Loan with Ven Core Solutions

     On October 10, 2006, the Company entered into an agreement with Ven Core Solutions, LLC (“Ven Core”) to borrow $250,000 in a term loan to be repaid monthly as principal and interest at approximately 18.5% interest rate. The loan is fully amortizable over 36 months. As part of the agreement, the Company issued to Ven Core 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company also gave Ven Core a lien behind Silicon Valley Bank and Global Crossing on all assets of the company, to the extent of the loan balance outstanding until the loan is fully paid. Commitment and documentation fees of $5,500 were paid to Ven Core. This loan was funded on October 11, 2006.

Sale of Proprietary Telecomunications Accounts

On October 13, 2006, the Company agreed to sell its interest in the majority of its telecommunications one plus accounts for which it records telecommunications revenue through sales of proprietary products and services. The sales price offered to the Company and agreed to by the Board of Directors was 1.5 multiplied by monthly revenue of the accounts from the third full monthly billing cycle. The buyer paid $200,000 down and will pay the remainder upon reaching regulatory approval, but retaining $25,000 until six months after regulatory approval to address potential tax and other miscellaneous liabilities. The sales price was determined reasonable by management based on other similar proposals received for the same assets and based on industry trends. The proceeds are intended to be used as working capital for the Company and towards operational start up activities in its subsidiary CBSi Had these assets been sold as of July 1, 2005 revenues for the year ended June 30, 2006 would have been lower by approximately $3,000,000 and the loss from operations would have been lower by approximately $250,000.

Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 8A.    Controls and Procedures.

     Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and our Chief Financial Officer, he has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that these disclosure controls are effective and provide reasonable assurance that we can collect,process and disclose, within the time periods specified in the Commission’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

     In preparing our audit for the year ended June 30, 2006, our auditors identified potential deficiencies within our internal control framework which have the potential to result in a material control weakness. These potential control deficiencies relate to the manner in which we process transactions to record telecommunications revenue and related accounts receivable as our current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with our accounting system.

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

     Our certifying officer does not believe that the potential control deficiencies constitute material weaknesses because of the number of compensating internal controls already in place. We are a small company and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties. Thus we may be deemed to have material weaknesses in our internal control structure because of the lack of segregation of duties.

Item 8B. Other Information.

     None

PART III

     The information required by Items 9 through 12 and Item 14 is incorporated by reference to our definitive proxy statement or definitive information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy statement or definitive information statement with the Securities and Exchange Commission on or before October 30, 2006. If not, we will file an amendment to this Form 10-KSB to add such information.

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

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

10.4

Stock Redemption Agreement dated November 30, 2001 between us, the Anderson Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits A and B) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2001).

10.5

Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between us and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.6

Consultancy Engagement Agreement dated September 9, 2002, by and between us and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

10.7

Modified Supplemental Consulting Engagement letter dated March 4, 2003 between us and Kevin Anderson (incorporated by reference to our amended Annual Report on Form 10-KSB/A for the year ended June 30, 2003).

10.8

Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

10.9

Amendment dated September 9, 2004, to Consulting Engagement Agreement between us and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.10

Accounts Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.11

Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to our Current Report on Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.15

Agreement dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group LLC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2006).

10.17

Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2006).

10.18

Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19

Common Stock Purchase Agreement, dated July 7, 2006, among us, Anza Borrego Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2006).

10.20

Termination Agreement, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2006).

10.21

Settlement Agreement and Mutual Release, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2006).

10.22	Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006.

10.23	Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement.

10.24	Amendment #3, dated October 12, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2006

COGNIGEN NETWORKS, INC. /s/ Gary L. Cook Gary L. Cook, Acting Chief Executive Officer and Chief Financial Officerr

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gary L. Cook	Director	October 13, 2006
Gary L. Cook
/s/ David L. Jackson	Director	October 13, 2006
David L. Jackson
/s/ Christopher R. Seelbach	Director	October 13, 2006
Christopher R. Seelbach
/s/ James H. Shapiro	Director	October 13, 2006
James H. Shapiro

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

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

10.4

Stock Redemption Agreement dated November 30, 2001 between us, the Anderson Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits A and B) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2001).

10.5

Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between us and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.6

Consultancy Engagement Agreement dated September 9, 2002, by and between us and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

10.7

Modified Supplemental Consulting Engagement letter dated March 4, 2003 between us and Kevin Anderson (incorporated by reference to our amended Annual Report on Form 10-KSB/A for the year ended June 30, 2003).

10.8

Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

10.9

Amendment dated September 9, 2004, to Consulting Engagement Agreement between us and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.10

Accounts Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.11

Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to our Current Report on Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.15

Agreement dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group LLC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2006).

10.17

Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2006).

10.18

Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19

Common Stock Purchase Agreement, dated July 7, 2006, among us, Anza Borrego Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2006).

10.20

Termination Agreement, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2006).

10.21

Settlement Agreement and Mutual Release, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2006).

10.22	Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006.

23

10.23	Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement.

10.24	Amendment #3, dated October 12, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.