Form 10KSB/A
period 2006-06-30
COGNIGEN NETWORKS INC
filed 2006-10-30
CIK 726293

UNITED STATES
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 13, 2006, computed by reference to the last sale price of $0.12 per share on the OTC Bulletin Board, was $713,522.

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

     Transitional Small Business Disclosure Format     Yes    [   ]     No  [X]

		PAGE NO.
PART I		*

Item 1	Description of Business

Item 2	Description of Property	*

Item 3	Legal Proceedings	*

Item 4	Submission of Matters to a Vote of Security Holders	*

PART II		*

Item 5	Market for Common Equity and Related Stockholder Matters	*

Item 6	Management’s Discussion and Analysis or Plan of Operation	*

Item 7	Financial Statements	*

Item 8	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	*

Item 8A	Control and Procedures	*

Item 8B	Other Information	*

PART III		3

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	3

Item 10	Executive Compensation	6

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8

Item 12	Certain Relationships and Related Transactions	10

Item 13	Exhibits	12

Item 14	Principal Accountant Fees and Services	15

* The information required by Parts I and II, Items 1 through 8, was set forth in our Annual Report on Form 10-KSB that was filed on October 13, 2006. This 10-KSB/A contains only that information required by Part III, Items 9 through 14, of Form 10-KSB and does not otherwise amend, modify or alter, in any manner, our Annual Report on Form 10-KSB as previously filed on October 13, 2006 and the information set forth therein.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Current Directors

     The name, position with us, age of each of our current directors and the period during which each of our current directors has served as one of our directors are as follows:

Name and Position	Age	Director Since
Gary L. Cook	48	2002

David L. Jackson (1)(2)	68	1995

Christopher R. Seelbach (3)(4)	67	2001

James H. Shapiro (1)	68	2002

(1)	Member of our Compensation Committee.
(2)	Member of our Executive Committee.
(3)	Chairman and Sole Member of our Audit Committee.
(4)

Christopher R. Seelbach has been determined by our Board of Directors to be the financial expert on our Audit Committee. Christopher R. Seelbach is independent within the meaning of Rules 4200(a) and 4350(d) of the NASDAQ Stock Market.

     Gary Cook has been our Acting President and Chief Executive Officer since October 2005, one of our directors since October 2002, our Secretary since April 2004, and our Chief Financial Officer and Treasurer since March 2003. Mr. Cook was our Senior Vice President from March 2003 until September 2005 and one of our directors from October 2002 until March 2003. From June 2002 to March 2003, Mr. Cook was an independent financial consultant. From February 1998 to June 2002, Mr. Cook was the Secretary and Treasurer of eVision International, Inc., and was Chief Financial Officer of eVision International, Inc. from September 1998 to June 2002. From 1998 to June 2002, Mr. Cook was Chief Financial Officer, Treasurer and a director of American Frontier Financial Corporation, a wholly-owned subsidiary of eVision International, Inc. American Frontier Financial Corporation filed for Bankruptcy in October 2001. The bankruptcy filing was dismissed in April 2002. From 1994 to 1996, Mr. Cook was principal of a small business venture in which he had majority ownership, and from 1982 to 1994, he was an auditor with KPMG, LLP. Mr. Cook graduated from Brigham Young University.

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

     Christopher R. Seelbach has been one of our directors since August 2001 and our Chairman since December 2004. From 1985 to the present, Mr. Seelbach has been President of Seelbach Associates LLC, a management consulting firm. At various times from 1998 through May 2001, Mr. Seelbach served as a consultant, director, Chief Operating Officer and acting Chief Financial Officer of CallNOW.com, Inc., a telecommunications company. From 1994 to 1998, he was an independent consultant, and served as President and Chief Executive Officer of Belcom, Inc., a COMSAT international telecommunications investment, and President of Skysat Communications Corporation, a wireless telecommunications systems development company. From 1992 to 1994 Mr. Seelbach was a director and Chief Operating Officer of Viatel, Inc., an international telecommunications company. Prior to 1992, he was a venture capitalist with Exxon Enterprises and a consultant with McKinsey & Company. Mr. Seelbach graduated from the United States Naval Academy and received an M.B.A. from Columbia University.

     James H. Shapiro has been one of our directors since October 2002. Since 1995 Mr. Shapiro has been the Chief Executive Officer of Windermere Services Company, a company that provides real estate services. Mr. Shapiro graduated from the University of Washington.

     None of our directors is a director of any other entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or that is subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934.

Executive Officers

     Gary L. Cook is one of our executive officers, as more particularly described above under the section titled Current Directors.

     Effective July 18, 2006, Richard L. Eberhardt, 49, was appointed as our Senior Vice President for Business Development, Marketing and Operations. Mr. Eberhardt joined us as a conusltant in June 2006. From June 2003 until August 2006, Mr. Eberhardt served as the President and COO of Transpacific Telecom of San Diego. From 2001 to 2003, Mr. Eberhardt served as the Senior Vice President of Marketing and Business Development at Acceris Communications, Inc. From 1989 to 2001, Mr. Eberhardt was the Senior Vice President for Retail Sales and Marketing at World x Change, the predecessor to Acceris Communications, Inc. Mr. Eberhardt majored in Business Administration at California State University – Fullerton.

     On July 7, 2006, Carl L. Silva, Jr., 44 became the President of Cognigen Business Systems, Inc. (CBSi) which we aquired full ownership of in early September 2006. Mr. Silva has been the managing partner of Anza Borrego Partners, Inc. since April 2005, its inception. Prior to that, he was with SAIC’s Converged Network Professional Services initiative for Next Generation information Networking (NGiN) for over eight years and prior to that with Telcordia Technologies’ IGCS business unit For over five years. Mr. Silva has a BS in Mathematics and Computer Science, College of Engineering and Physical Sciences, University of New Hampshire, and attended Stanford and Wharton Executive Education courses on Product Management, Marketing, and Finance.

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

     Based solely on a review of the Forms 3, 4 and 5 and amendments thereto furnished to us during our fiscal year ended June 30, 2006, the persons who were either one of our directors or officers or who beneficially owned more than 10% of our common stock who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 were: Kevin E. Anderson, the Anderson Family Trust and Peter Tilyou, as trustee of the Anderson Family Trust, all of whom may have failed to file their respective Forms 4 or Forms 5 during our fiscal year ended June 30, 2006; Stanford Venture Capital Holdings, Inc. and Stanford Financial Group Company, Inc., who may have failed to file their respective Forms 3, Forms 4, or Forms 5 during our fiscal year ended June 30, 2006; and Mohammed I. Marafie and Al Nour International Holding Co. who may have failed to file their respective Forms 3, Forms 4 or Forms 5 during our fiscal year ended June 30, 2006.

Code of Ethics

     Our Board of Directors has adopted a written Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics upon written request sent via mail to our principal executive office, 6405 218th Street, S.W., Suite 305, Mountlake Terrace, WA 98043, or pursuant to a request sent via e-mail through our internet website at http://www.cognigen.com, using the weblinks “About Us” and “Investor Relations and Corporate Contact Information.”

Audit Committee

     Our Board of Directors has established a separately designated standing Audit Committee. The sole member and chairman of our Audit Committee is Christopher R. Seelbach. Mr. Seelbach has been determined by our Board of Directors to be a “financial expert” as that term is defined pursuant to Item 407(d) of Regulation S-B, and “independent” within the meaning of Rules 4200(a) and 4350(d) of the NASDAQ Stock Market. Our independent accountants are responsible for performing an independent audit of our consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and issuing an independent accountants’ report on our financial statements. The Audit Committee reviews with our management our consolidated financial statements, reviews with the independent accountants their independent accountants’ report, and reviews the activities of the independent accountants. Our Audit Committee is governed by a written Audit Committee Charter that has been adopted by our Board of Directors. As more particularly set forth in our Audit Committee Charter, our Audit Committee has sole authority to (i) select, evaluate, terminate and replace our independent accountants; (ii) approve in advance all audit and non-audit engagement fees and terms with our independent accountants; and (iii) review the activities, plan, scope of authority, organizational structure and qualifications of any persons overseeing our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee also considers the adequacy of our internal controls and accounting policies. 5

Item 10.    Executive Compensation

Executive Compensation

     The following table provides certain information pertaining to the compensation paid by us and our subsidiaries during our last three fiscal years for services rendered by any person who served as our Chief Executive Officer during any part of the fiscal year ended June 30, 2006 and the persons who were our most highly compensated executive officers at the end of the fiscal year ended June 30, 2006 and who received annual salary and bonus in excess of $100,000:

Summary Compensation Table

	Annual Compensation				Long Term Compensation
						Awards	Payouts
Name and Principal Position(s)	Fiscal Year Ended June 30	Salary($)		Bonus($)	Other Annual Comp ($)	Restricted Stock Awards	Securities Underlying Options / SARs(#)	LTIP Payouts ($)	All Other Comp ($)
Gary L. Cook	2006	$164,000		—	—	—	200,000	—	—
Acting Chief	2005	$172,228	(b)	—	—	—	—	—	—
Executive Officer,	2004	$155,785		—	—	—	—	—	—
Acting President;
Chief Financial
Officer, Secretary
and Treasurer(a)

Thomas S. Smith	2006	$ 61,127		—	$2,000	—	—	—	—
Chief Executive	2005	$199,999		—	—(d)	—	—	—	—
Officer and	2004	$ 99,999	(c)	—	—(d)	—	200,000	—	—
President From
December 2003
through September
2005
(a)	Mr. Cook has been our Acting President and Chief Executive Officer since September 2005, our Secretary since April 2004, and our Chief Financial Officer and Treasurer since March 2003.
(b)	Includes deferred salary of $8,215 for the period November 2003 through January 2004 that was paid in fiscal 2005.
(c)	Mr. Smith was an employee for the first six months of fiscal 2004 which ended June 30, 2004; for the fiscal year ended June 30, 2005 and for the fiscal quarter that ended September 30, 2005.
(d)

Does not include any amounts paid to Mr. Smith and law firms affiliated with Mr. Smith. See Item 12 — Certain Relationships and Related Transactions, below, regarding amounts paid to Mr. Smith and law firms affiliated with Mr. Smith. It does include director fees of $2,000 received after Mr. Smith resigned as Chief Executive Officer.

     The following table provides information regarding stock options granted during the fiscal year ended June 30, 2006 to the individuals named in the Summary Compensation Table:

	Option/SAR Grants in Fiscal Year Ended June 30, 2006
Name	Number of Securities Underlying Options/SARs Granted (#)		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Gary L. Cook	200,000	(a)	60%	$0.10	June 2011
Acting Chief
Executive Officer,
Chief Financial
Officer, Secretary and
Treasurer

Thomas S. Smith	—		—	—	—
Chief Executive
Officer and President
From December 2003
through September
2005

(a)	These options were granted in connection with Mr. Cook’s services as our Chief Financial Officer and our acting Chief Executive Officer and Acting Pesident. These options vest over three years.

     No options to purchase our common stock were exercised by the individuals named in the Summary Compensation Table during our fiscal year ended June 30, 2006. The following table provides information with respect to the unexercised options to purchase our common stock held by the individuals named in the Summary Compensation Table as of June 30, 2006:

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable(a)
Gary L. Cook	130,000/200,000	$0/$2,000
Chief Executive
Officer, Chief
Financial Officer,
Secretary and
Treasurer

Thomas S. Smith	150,000/50,000	$0/$0
Chief Executive
Officer and President
From December 2003
through September
2005

(a)

The closing price per share on June 30, 2006 was $0.11 per share. The options held by Gary L. Cook are exercisable at $0.36 per share as to 120,000 shares, $0.52 per share as to 10,000 shares, $0.71 and $0.10 per share as to 200,000 shares. The options held by Thomas S. Smith are exercisable at $0.23 per share.

Compensation of Directors

     Our directors were reimbursed for reasonable out of pocket expenses incurred related to Board duties assigned in connection with attending board meetings. The non-employee directors are compensated at a rate of $1,000 per month and $500 per day per meeting attended in person and are paid $100 per month for serving as chairman of one of our Audit and Compensation Committees. In addition, our Chairman of the Board is paid $500 per month for serving in that capacity.

     For the period from July 1, 2005 to June 30, 2006, we paid or accrued for David L. Jackson $14,000 in directors’ fees and for serving on our Compensation Committee.

     For the period from July 1, 2005 to June 30, 2006, we paid to or accrued for Christopher R. Seelbach $28,600 in directors’ fees, for serving as our Chairman of the Board and for serving as the sole member and Chairman of our Audit Committees. We also paid Mr. Seelbach $114 and $104, respectively, in commissions during our fiscal years ended June 30, 2006 and 2005, respectively.

     For the period of time from July 1, 2005, through June 30, 2006, we paid to or accrued for James H. Shapiro $13,600 in directors’ fees and for serving on our Compensation Committee.

     For the period of time from February 1, 2006, through June 30, 2006, we paid to or accrued for Roy Banks $5,000 in directors’ fees.

Employment Agreements

     We have no employment agreements with anyone and have no change-in-control plans or arrangements for anyone.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of September 30, 2006, the number of shares of our outstanding common stock beneficially owned by each of our current directors, sets forth the number of shares of our outstanding common stock beneficially owned by all of our current executive officers and directors as a group, and sets forth the number of shares of our outstanding common stock owned by each person who owned of record, or was known to own beneficially, more than five percent of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of September30, 2006, we had 10,000,000 shares of common stock outstanding:

Name and Address	Amount and Nature of Beneficial Ownership(a)		Percent of Class
Gary L. Cook	430,000	(b)	4.2%
6405 – 218th Street, Suite 305
Mountlake terrace, WA 98043

David L. Jackson	313,639	(c)	3.1%
P.O. Box 1443
Lafayette, CA 94549

Christopher R. Seelbach	70,000	(d)	Less
44 Woodcrest Avenue
Short Hills, NJ 07078

James H. Shapiro	55,188	(e)	Less
5424 Sand Point Way, N.E
Seattle, WA 98105

All current executive officers and	2,114,855	(f)	20.6%
directors as a group (6 persons)

Cognigen Corporation	25,250	(g)(h)	Less
2608 Second Avenue, Suite 555
Seattle, WA 98121

Anderson Family Trust	1,158,505	(h)(i)	11.5%
2608 Second Avenue, Suite 555
Seattle, WA 98121

Kevin E. Anderson	1,158,505	(h)(i)	11.5%
827 Union Pacific Blvd
PMB 71-374
Laredo, TX 78045-9452

Peter Tilyou	1,158,505	(j)	11.5%
2608 Second Avenue, Suite 555
Seattle, WA 98121

R. Allen Stanford	1,250,000	(k)	12.5%
5050 Westheimer
Houston, TX 77056

Mohammed I. Marafie	1,050,621	(l)	10.5%
P.O. Box 104
Safat 13002 Kuwait

Anza Borrego Partners, Inc.	1,246,028		12.4%
14902 Quail Valley Way
El Cajon, CA 92021

(a)	Except as indicated below, each person has sole and voting and/or investment power over the shares listed.
(b)	Includes 130,000 shares underlying presently exercisable options.
(c)	Includes 30,000 shares underlying presently exercisable options.
(d)	Includes 55,000 shares underlying presently exercisable options.
(e)	Includes 55,000 shares underlying presently exercisable options.

(f)

Includes the 270,000 shares underlying the presently exercisable options specified in footnotes (b) through (e) above and the shares held by Anza Borrego Partners, Inc., which is an entity controlled by one of our executive officers, Carl L. Silva, who may be deemed to beneficially own such shares.

(g)

Kevin E. Anderson and members of his family are the beneficiaries of the Anderson Family Trust , which owns approximately 98.9% of the outstanding common stock of Cognigen Corporation. Mr. Anderson may be deemed to beneficially own the 25,250 shares of the common stock owned by Cognigen Corporation

(h)	The information pertaining to the shares of common stock owned by the Anderson Family Trust and Cognigen Corporation is based on our shareholder records.
(i)

Kevin E. Anderson and members of his family are the beneficiaries of the Anderson Family Trust. Kevin E. Anderson may be deemed to beneficially own the shares of the owned by the Anderson Family Trust.

(j)

Includes the shares owned by the Anderson Family Trust and Cognigen Corporation, all of which may be deemed to be beneficially owned by Peter Tilyou. Mr. Tilyou is the sole trustee, but not a beneficiary, of the Anderson Family Trust.

(k)

Includes 400,000 shares of our common stock and 500,000 shares of our common stock that may be issued upon conversion of our 8% Convertible Preferred Stock, all owned by Stanford International Bank Limited. Also, includes 350,000 shares underlying presently exercisable warrants owned by Stanford Financial Group Company, Inc. Stanford International Bank Limited and Stanford Financial Group Company, Inc. may be deemed to be controlled by R. Allen Stanford. The information pertaining to these shares is based on a Schedule 13D filed by Stanford Financial Group Company, Inc. and our shareholder records.

(l)

Our shareholder records indicate that Mohamed Ibrahim Marafi owns 148,686 shares of our common stock, that Mohammed I. Marafie owns 250,000 shares of our common stock and that Al Nour International Holding Co. owns 651,935 shares of our common stock. We believe that Mohammed I. Marafie is or was the Chairman and the Managing Director of Al Nour International Holding Co. However, neither Mohammed Ibrahim Marafi, Mohammed I. Marafie nor Al Nour International Holding Co. have filed a Schedule 13D or any Forms 3, 4 or 5 with the United States Securities and Exchange Commission. Therefore, we are unable to determine what number of our shares are beneficially owned by such persons. If they are all beneficially owned by Mohammed I. Marafie, he will be deemed to beneficially own approximately 10.5% of our outstanding common stock.

Item 12.   Certain Relationships and Related Transactions.

Loans to Officers and Directors

     Our policies prohibit loans to directors, officers and employees. There were no such loans outstanding at any time during the year ended June 30, 2006.

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc.

     On December 7, 2001, the Company closed a transaction in which it purchased, or redeemed, 2,712,500 shares of the Company’s common stock from the Anderson Family Trust. The Anderson Family Trust (“AFT”) delivered shares from those owned by Cognigen Corporation, a company 98.9% owned by AFT, to satisfy its obligation pursuant to the transaction. Kevin E. Anderson and members of his family are the beneficiaries of AFT. Kevin E. Anderson may be deemed to beneficially own the shares of our common stock owned by AFT. As consideration for the return of the 2,712,500 shares to us, among other consideration, the Company transferred to Cantara Communications Corporation (“Cantara”), an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by our customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the years ended June 30, 2006 and 2005, the Company paid Cantara $511,124 and $527,709 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month.

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

     On December 9, 2005, the Company entered into an agreement, as amended, with AFT and Cantara (the “Cantara Purchase Agreement”). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $135,000 as of June 30, 2006 and the Stock Redemption Agreement will terminate if the Company pays AFT a total of $1,500,000 by March 15, 2011 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. The next payments due are on October 15, 2006, November 15, 2006 and December 15, 2006 of $5,000 each. Payments during subsequent months increase until all payments totaling $1,550,000 by March 15, 2011 are made. AFT continues to receive 100% of commission revenue due to the Cantara agency until December 29, 2006, if all required payments are made, at which time the Company will begin receiving 10% of commission due. Thereafter, the percentage that the AFT receives reduces as the Company makes additional payments. The Company has the right to prepay any unpaid amounts due at anytime and stop all payments to the AFT under the Stock Redemption Agreement.

Combined Telecommunications Consultancy, Ltd. Agreement

     The Company previously had an agreement with Combined Telecommunications Consultancy, Ltd. (“CTC”), of which slightly less than 35% is owned by Peter Tilyou, the sole trustee of the AFT, pursuant to which CTC received a percentage of a transaction if CTC introduced a transaction to the Company and was paid a consulting fee of $150 per hour for providing consulting services to the Company. Although this agreement was not formally renewed, it is the Company’s intentions to pay CTC under the same structure for any services rendered to the Company. During the fiscal years ending June 30, 2006 and June 30, 2005, the Company paid CTC $0 and $6,250, respectively, in consulting fees. The foregoing amounts include up to $5,000 that the Company reimbursed CTC for expenses CTC incurred in performing services on its behalf.

Payments to Former Chief Executive Officer

     Thomas S. Smith resigned as the Company’s Chief Executive Officer in September 2005. After Mr. Smith resigned, the Company had an oral agreement with Thomas S. Smith pursuant to which the Company retained Mr. Smith or any law firm with which he became associated with to provide certain legal services to the Company on a monthly retainer of $12,500 per month. The agreement was terminable upon 60 days by written notice by either party which notice was given by the Company to Mr. Smith on December 22, 2005. After February 22, 2006, the Company continued to use law firms with which Mr. Smith was associated for legal services which amounted to $59,821 through June 30, 2006. Mr. Smith also received $2,000 in directors fees after his resignation as the Company’s Chief Executive Officer.

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

10.22

Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-KSB filed on October 13, 2006).

10.23

Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed on October 13, 2006).

10.24

Amendment #3, dated October 12, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-KSB filed on October 13, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-KSB for the year ended June 30, 2006).

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.    Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed for professional services rendered by Erhardt Keefe Steiner & Hottman, P.C., our independent public accountants, for the audit of our financial statements for our fiscal years ended June 30, 2006 and 2005 and the review of the financial statements in our Forms 10-QSB for such fiscal years were $65,000 and $49,000, respectively.

Audit-Related Fees

     The aggregate fees billed in each of our last two fiscal years ended June 30, 2006 and 2005 by Erhardt Keefe Steiner & Hottman, P.C. for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $3,950 and $18,500, respectively.

Tax Fees

     The aggregate fees billed for tax services rendered by Erhardt Keefe Steiner & Hottman, P.C. for tax compliance, tax advice, tax planning, for the two fiscal years ended June 30, 2004 and 2003, were $6,500 and $6,525, respectively.

All Other Fees

     No services were rendered by Erhardt Keefe Steiner & Hottman, P.C. other than as listed above, for the two fiscal years ended June 30, 2006 and 2005.

     The audit committee is requested to and did approve the retention of Erhardt Keefe Steiner & Hottman, P.C. and the fees and other significant compensation paid to Erhardt Keefe Steiner & Hottman, P.C. for the fiscal year ended June 30, 2006.

     One hundred percent (100%) of the services described above were approved by our audit committee

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 2006

COGNIGEN NETWORKS, INC. /s/ Gary L. Cook Gary L. Cook, Acting Chief Executive Officer and Chief Financial Officerr

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gary L. Cook	Director	October 30, 2006
Gary L. Cook
/s/ David L. Jackson	Director	October 30, 2006
David L. Jackson
/s/ Christopher R. Seelbach	Director	October 30, 2006
Christopher R. Seelbach
/s/ James H. Shapiro	Director	October 30, 2006
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

26

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

10.22

Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-KSB filed on October 13, 2006).

10.23

Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed on October 13, 2006).

10.24

Amendment #3, dated October 12, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-KSB filed on October 13, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-KSB for the year ended June 30, 2006).

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.