Form 10QSB
period 2006-09-30
COGNIGEN NETWORKS INC
filed 2006-11-20
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $.001 par value	10,169,584

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No [X]

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended September 30, 2006

FORM 10-QSB

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Notes to Unaudited Consolidated Financial Statements	Page 5
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 12
Item 3. Controls and Procedures	Page 15
Part II - OTHER INFORMATION
Item 6. Exhibits	Page 16
Signatures	Page 19

COGNIGEN NETWORKS, INC.

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
	Unaudited
Assets
Current assets
Cash	$ —	$ —
Accounts receivable, net	278,289	325,257
Marketing commissions receivable	971,007	938,409
Other current assets	44,551	56,735

Total current assets	1,293,847	1,320,401

Non-current assets
Property, plant and equipment, net	22,338	6,776
Deposits and other assets	159,388	141,342
Intangibles	137,163	—

Total non-current assets	318,889	148,342

Total assets	$ 1,612,736	$ 1,468,743

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$ 894,093	$ 629,992
Accrued liabilities	315,829	416,914
Marketing commissions payable	793,818	797,905
Receivables financing arrangement	378,150	460,750
Other current liabilities	—	2,084

Total current liabilities	2,381,890	2,307,645

Other long-term liabilities	15,952	—

Total liabilities	2,397,842	2,307,645

Commitments and contingencies

Stockholders’ Deficit
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, liquidation preference of $668,225	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 10,169,584 issued and outstanding as of September 30, 2006 and 8,753,764 as of
June 30, 2006	10,171	8,754
Additional paid-in capital	12,131,323	11,965,577
Accumulated deficit	(13,376,600)	(13,263,233)

Total stockholders’ deficit	(785,106)	(838,902)

Total liabilities and stockholders’ deficit	$ 1,612,736	$ 1,468,743

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,
	2006	2005
	Unaudited	Unaudited
Revenue
Marketing commissions	$ 1,503,409	$ 1,741,972
Telecommunications	800,680	1,073,617
Other	—	6,283

Total revenue	2,304,089	2,821,872

Operating expenses
Commissions:
Marketing	1,080,387	1,093,684
Telecommunications	113,842	155,840
Telecommunications	490,455	689,904
Other	—	5,671
Selling, general and administrative	705,177	794,091
Depreciation and amortization	1,416	3,678

Total operating expenses	2,391,277	2,742,868

Income (loss) from operations	(87,188)	79,004

Minority interest in losses of CBSi	—	—
Interest expense	(26,179)	(8,865)

Income (loss) before income taxes	(113,367)	70,139

Income taxes	—	(24,022)

Net income (loss)	(113,367)	46,117

Preferred dividends	(10,000)	(10,000)

Net income (loss) attributable to
common shareholders	$ (123,367)	$ 36,117

Income (loss) per common share-
basic and diluted	$ (.01)	$ .00

Weighted average number of common shares
outstanding:
Basic	9,215,652	8,753,972

Diluted	9,215,652	9,523,029

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss)	$(113,367)	$ 46,117

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,416	3,678
Bad debt expense	11,352	28,154
Issuance of stock options and warrants	9,422	4,606
Deferred tax expense	—	24,022
Changes in assets and liabilities:
Accounts receivable	35,616	(23,470)
Commissions receivable, net	(32,598)	75,787
Other current assets	12,184	7,715
Accounts payable	262,017	(20,909)
Commissions payable	(4,087)	(29,679)
Accrued liabilities	(101,085)	(99,793)
Other current liabilities	20,578	24,126

Other liabilities	15,952	—

	230,767	(66,223)

Net cash provided by (used in) operations	117,400	40,354

Cash flows from investing activities
Capital expenditures	(16,978)	—
Increase (decrease) other assets	(17,822)	(44,653)

Net cash used in investing activities	(34,800)	(44,653)

Cash flows from financing activities
Payments on deferred commissions	—	(133,299)
Increase (decrease) in receivables financing arrangement	(82,600)	86,250

Net cash provided by (used in) financing activities	(82,600)	(47,049)

Net increase (decrease) in cash and cash equivalents	—	(51,348)

Cash and cash equivalents-beginning of period	—	143,224

Cash and cash equivalents-end of period	$ —	$ 91,876

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the three months ended September 30, 2006 and 2005 were $26,179 and $8,865, respectively.

During the three months ended September 30, 2006, the Company issued 1,246,028 common shares valued at $137,163 for the acquisition of 100% ownership of CBSi. See Note 4.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

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

In late July 2005, the Company formed LowestCostMall.com (“LCM”) an online shopping website that offered thousands of products, ranging from personal electronics, office products, and household items to toys, flowers and jewelry, at discounted prices. LCM was offered by the agents through the same methods they used to sell the Company’s telecommunications and personal technology services, with Vcommerce Corporation, an independent organization, serving as the back office and provisioning all of the orders and direct shipments from the manufacturer to the purchaser. However, because LowestCostMall.com did not perform in accordance with expectations, by written notification in July 2006, the Company terminated it’s agreement with Vcommerce, and closed it’s down LCM operations.

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

In September 2006, the Company sent a letter to ABP in which the Company exercised the option to purchase ABP’s two shares of CBSi. The exercise was ratified by the Company’s Board of Directors on September 5, 2006. CBSi became a wholly owned subsidiary of the Company in September 2006. CBSi offers its bundled suite of integrated RTC broadband services to the approximately 21,000 Subway franchised restaurants located in the United States and plans to aggressively pursue the over 1.5 million QSR industry establishments that, according to U.S. Bureau of the Census data, comprise immediate market opportunities for CBSi’s bundled RTC broadband services.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries, Intandem Communications Corp. (Intandem), LCM and CBSi. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the unaudited consolidated statement of operations for the three months ended September 30, 2006 and 2005, respectively, (b) the unaudited consolidated balance sheet as of September 30, 2006 and (c) the unaudited consolidated statements of cash flows for the three months ended September 30, 2006 and 2005, respectively, in order to make the financial statements not misleading.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2006, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results for the three months ended September 30, 2006 may not necessarily be indicative of the results for the fiscal year ending June 30, 2007.

On November 21, 2001, the Company entered into a Stock Redemption Agreement, as amended, with the Anderson Family Trust (AFT), a substantial stockholder of the Company, and Cantara Communications Corporation (Cantara) whereby AFT sold 2,712,501 shares of the Company’s common stock to the Company in exchange for the transfer by the Company to Cantara of the original Cognigen Agency and all of its downline agents. As a result of this transaction, Cantara received the contingent right to receive all of its direct sales commissions and generational downline commission overrides. During the first twelve months of the ownership by Cantara of the former Cognigen Agency, now renamed Cantara, Cantara agreed to a capping of the commissions payable to it. Thereafter commencing January 2003, Cantara has received the full direct and generational override commissions it is entitled to earn pursuant to the existing and current Company commission structure applicable for all agents. Payment of commissions to Cantara was totally contingent upon the generation of sales by it and its downline agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by employees of Cantara and/or its downline sub-agents. Cantara contracted with Kevin E. Anderson Consulting, Inc. (KEAC), a corporation owned by Kevin E, Anderson, founder of Cognigen Communications Corporation and a beneficiary of the AFT, to manage Cantara for a set monthly fee. AFT owns approximately 11% of the Company’s common stock. Currently, the monthly commission payment to Cantara is approximately 10% of the total commissions paid monthly to all of the Company’s agents.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 2 – Summary of Significant Accounting Policies (continued)

The following presents statement of operations data and proforma data. The proforma data reflect certain comparative statement of operations accounts for the three months ended September 30 that reflect the increase in commissions expense for the three months ended September 30, 2005 had the payments to the stockholder, paid under the Stock Redemption Agreement, during this period been accounted for as commissions expense rather than a reduction to deferred commissions payable. Thereafter, commission expense to Cantara was reflected in the statement of operations.

	Pro Forma Three Months Ended September 30, 2006	Actual Three Months Ended September 30, 2006	Pro Forma Three Months Ended September 30, 2005	Actual Three Months Ended September 30, 2005
Total revenue	$ 2,304,089	$ 2,304,089	$ 2,821,872	$ 2,821,872

Operating expenses:
Marketing commissions	1,194,229	1,194,229	1,382,823	1,249,524
Telecommunications	490,455	490,455	689,904	689,904
Other	—	—	5,671	5,671
Selling, general and administrative
	705,177	705,177	794,091	794,091
Depreciation and amortization	1,416	1,416	3,678	3,678

Total operating expenses	2,391,277	2,391,277	2,876,167	2,742,868

Income (Loss) from operations	$ (87,188)	$ (87,188)	$ (54,295)	$ (79,004)

Note 3 –Financing Arrangements

Accounts Receivable Financing Arrangement

The balance of receivables financing arrangement as of September 30, 2006 is $378,150. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works, as a condition to the Receivables Purchase Agreement. The Receivables Purchase Agreement is renewable from year to year unless terminated in writing by either party.

Term Loan

On October 10, 2006, the Company entered into an agreement with Ven Core Solutions, LLC (“Ven Core”) to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7%. The loan is fully amortizable over 36 months. As part of the agreement, the Company issued to Ven Core 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company valued at 5,093 based on a Black Scholes calculation. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company also gave Ven Core a lien behind Silicon Valley Bank and Global Crossing on all assets of the company, to the extent of the loan balance outstanding until the loan is fully paid. Commitment and documentation fees of $5,500 were paid to Ven Core. These fees are being amortized over three years as an adjustment to interest expense. This loan was funded on October 11, 2006.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 4 –Stockholders’ Deficit

Preferred Stock

As of September 30, 2006, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A.

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

Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $218,225 as of September 30, 2006.

CBSi

In connection with the formation of CBSi, the Company also obtained the option, exercisable through September 7, 2006; to purchase ABP’s two shares of CBSi upon issuance to ABP of 1,246,028 shares of the Company’s restricted common stock. Pursuant to the terms of the option, the Company is also obligated to deliver to ABP that number of shares of the Company’s restricted common stock as are equal to 5% of the pretax income of CBSi for the fiscal years ending June 30, 2007, 2008 and 2009. Such common stock delivered to ABP will be valued at the average market trading value of the common stock for the previous 20 trading days prior to the end of each fiscal year. In September 2006, the Company sent a letter to ABP in which the Company exercised the option to purchase ABP’s two shares of CBSi. The exercise was ratified by the Company’s Board of Directors on September 5, 2006. CBSi became a wholly owned subsidiary of the Company in September 2006. See Note 1.

BayHill Agreement

By mutual agreement in May of 2006, BayHill and the Company agreed to terminate the agreement. In September 2006, BayHill and the Company agreed to issue to BayHill 169,792 restricted common shares of Cognigen in return for canceling any further financial obligations Cognigen had to BayHill under the original agreement and canceling outstanding warrants given to BayHill. These restricted common shares will have piggyback rights and a one time demand right to register if the Company is able to bring in $5,000,000 in equity or new funding. See Note 5.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 5 — Stock Options and Warrants

BayHill Agreement

On November 22, 2005, the Company and the BayHill Group LC (BayHill) entered into an agreement whereby BayHill agreed to provide services to assist the Company in developing business strategies and other corporate matters, including assisting the Company in its strategic planning activities, raising capital, finding companies for the Company to acquire, assisting the Company in its investor relations activities and serving in various interim management capacities as requested. The term of the agreement was for six months. Cognigen gave BayHill a notice of termination of this contract which ended May 21, 2006.

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

By mutual agreement in May 2006, BayHill and the Company agreed to terminate the agreement. In September 2006, BayHill and the Company agreed to issue to BayHill 169,792 restricted common shares of Cognigen in return for canceling any further financial obligations Cognigen had to BayHill under the original agreement and canceling outstanding warrants given to BayHill. These restricted common shares will have piggyback rights and a one time demand right to register if the Company is able to bring in $5,000,000 in equity or new funding.

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

In September, 2006, the Company granted an officer of the Company who became the vice president of sales and marketing, options to purchase 210,000 shares of common stock of the Company valued at 4,329 based on a Black Scholes calculation. These options vest over three years, are exercisable at the then market value and expire in five years from the date of grant.

As of September 30, 2006, the number of stock options outstanding under the Plan was 459,000.

As of September 30, 2006, the number of stock options outstanding not under any plan was 435,000.

As of September 30, 2006, there were 625,000 warrants outstanding that were exercisable into shares of common stock of the Company.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

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

As consideration for the return of the 2,712,500 shares to us, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the three months ended September 30, 2006 and 2005, the Company paid Cantara $109,581 and $133,299 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 7 – Related Party Information (continued)

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc. (continued)

In March 2003, the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc to provide expanded consulting and technical/administrative services. For the three months ended September 30, 2006 and 2005, the Company paid Kevin E. Anderson Consulting, Inc. $13,500 and $13,500, respectively, pursuant to the consulting agreement.

For the three months ended September 30, 2006 and 2005, Cognigen also paid members of Kevin E. Anderson’s family $14,000 and $13,500 in agent commissions, respectively.

On December 9, 2005, the Company entered into an agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $135,000 as of September 30, 2006. The Stock Redemption Agreement will terminate if the Company pays AFT a total of $1,500,000 by March 15, 2011 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. The next payments are due on October 15, 2006, November 15, 2006 and December 15, 2006 of $5,000 each. Payments during subsequent months increase until all payments totaling $1,550,000 by March 15, 2011 are made. AFT continues to receive 100% of the amount due to the Cantara Agency until December 29, 2006, if all required payments are made, at which time the company will begin receiving 10% of commission due. Thereafter, the percentage that the AFT receives reduces as the Company makes additional payments. The Company has the right to prepay any unpaid amounts due at any time and stop all payments to the AFT under the Stock Redemption Agreeement.

Consulting Arrangements with Combined Telecommunications Consultancy, Ltd. and Commission Payments to Telkiosk, Inc.

The Company previously had an agreement with Combined Telecommunications Consultancy, Ltd. (CTC), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC received a percentage of a transaction if CTC introduced a transaction to the Company and was paid a consulting fee of $150 per hour for providing consulting services to the Company. Although this agreement was not formally renewed, it is the Company’s intentions to pay CTC under the same structure for any services rendered to the Company. In conjuction with the term loan described in Note 5, the Company paid CTC $14,000 under terms of the agreement for assistance in the sales of the mentioned assets.

Payments to Former Chief Executive Officer

Thomas S. Smith resigned as the Company’s Chief Executive Officer in September 2005. After Mr. Smith resigned, the Company had an oral agreement with Thomas S. Smith pursuant to which the Company retained Mr. Smith or any law firm with which he became associated with to provide certain legal services to the Company on a monthly retainer of $12,500 per month. The agreement was terminable upon 60 days by written notice by either party which notice was given by the Company to Mr. Smith on December 22, 2005. After this date, the Company continued to use law firms which who Mr. Smith was associated for legal services which amounted to approximately $30,000 for the three months ended September 30, 2006.

Note 8 – Subsequent Events

Sale of Proprietary Telecomunications Accounts

On October 13, 2006, the Company agreed to sell and closed the sale of its interest in the majority of its telecommunications one plus accounts for which it records telecommunications revenue through sales of proprietary products and services. The sales price offered to the Company and agreed to by the Board of Directors was 1.5 multiplied by monthly revenue of the accounts from the third full monthly billing cycle. The buyer paid $200,000 down and will pay the remainder upon reaching regulatory approval, but retaining $25,000 until six months after regulatory approval to address potential tax and other miscellaneous liabilities. The sales price was determined reasonable by management based on other similar proposals received for the same assets and based on industry trends. The proceeds are intended to be used as working capital for the Company and towards operational start up activities in its subsidiary CBSi. Had these assets been sold as of July 1, 2006 revenues for the three months ended September 30, 2006 would have been lower by approximately $700,000. The loss from operations would have been approximately the same.

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

     On July 7, 2006, the Company incorporated Cognigen Business Systems, Inc. (“CBSi”). Through CBSi the Company provides integrated broadband voice, data, video, and management communication and control support services to the quick service retail (“QSR”) industry through an integrated suite of services known as Retail Technologies CO-Op (“RTC. CBSi offers its bundled suite of integrated RTC broadband services to the approximately 21,000 Subway franchised restaurants located in the United States and to aggressively pursue the over 1.5 million QSR industry establishments that, according to U.S. Bureau of the Census data, comprise immediate market opportunities for CBSi’s bundled RTC broadband services.

     We continue to make a strategic transition in our business profile and delivery of telecommunications products and services. We began our business as an agent, representing and selling the telecommunications services and products of outside vendors primarily to residential users, and then moved to selling multiple branded products and services whereby the customer and account are owned by us. We refer to these later products and services as our proprietary products and services. The most significant impact of this strategic transition is that by billing our owned customer accounts, we generate approximately five to seven times as much revenue compared to commission revenue we receive from vendors. Although we have agreed to sell the majority of our existing primarily residential oriented proprietary telecommunications accounts, it is our intentions that this will be more than replaced by our sales within CBSi of higher margined accounts such as broadband services for which we will record top line revenue.

     Through the acquisition of multiple state licenses, billing capability, and new distribution channels, we can grow revenue, maintain closer contact to our customers, and control bottom line retention and contribution to a greater degree including that which we do in CBSi with our broadband services.

     See additional discussion of liquidity and capital resources below.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total revenue for the three months ended September 30, 2006 was $2,304,089 compared to $2,821,872 for 2005. Marketing commissions revenue was $1,503,409 for 2006 compared to $1,741,972 for the prior year. Telecommunications revenue was $800,680 for 2006 as compared to $1,073,617 for 2005.

Marketing commissions revenue for 2006 decreased by $238,563 from that of 2005, or 14%. This decrease reflects increases in sales of cellular products more than offset by decreases in sales of long distance products.

Telecommunications revenue decreased $272,937 for 2006 compared to 2005, or 25%. This decrease results from lower sales of our proprietary products and services, as well as, lower selling prices of those products and services due to declining long distance rates.

Marketing commissions expense decreased slightly from $1,093,684 for 2005 to $1,080,387 for 2006, an decrease of $13,297, or 1%. The decrease is largely related to the decrease in the sales of long distance products. The higher percentage in marketing commissions expense as a percentage of the related revenue compared to the prior year results from a difference in product mix between the periods and the payment of higher commission expense to certain master sales agents who have been added to our sales agent force to increase volume and sell certain products and services such as cellular products.

In addition, marketing commission expense increased in October 2005 when we began accruing payments to Cantara as marketing commissions expense. During the three months ended September 30, 2006, the Company expensed approximately $120,000 related to payments made to Cantara as marketing commissions. In the prior period, these payments were reflected as a reduction of the amounts owed to Cantara as a result of the Stock Redemption Agreement entered into in November 2001 (see Note 2 to the Consolidated Financial Statements). Accordingly, we reported income from operations for the three months ended September 30, 2005 of $79,004. If we had accounted for payments to Cantara in the prior period in a manner similar to the current year, we would have reported a net loss for that period of approximately $50,000. This change in accounting did not effect on our cash flows since we have been paying approximately $120,000 to $150,000 of marketing commissions each quarter to Cantara related to this obligation. See proforma information in Note 2 to the Consolidated Financial Statements.

Telecommunications commissions expense decreased from $155,840 for 2005 to $113,842 for 2006, a decrease of $41,998, or 27%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $689,904 for 2005 to $490,455 for 2006, or a decrease of $199,449, or 29%. This decrease correlates to the decrease in telecommunications revenue described above. The margins on our telecommunications revenue decreased compared to the prior period reflective of higher carrier costs and a highly competitive market for long distance customers being driven by declining long distance rates.

Selling, general and administrative expenses decreased $88,914 or 11% for 2006 compared to 2005. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products and general expenses reductions in several other areas as we try and contain expenses.

Interest expense for 2006 of $26,179 compared to $8,865 for 2005. The increase relates to higher average debt levels than in the prior period.

Liquidity and Capital Resources

     We have historically funded our operations primarily from sales of securities, loans and operations. As of September 30, 2006 we effectively had no cash and cash equivalents as everything had been applied to the receivables financing arrangement. Negative working capital was $1,088,043. Cash provided by operations during the three months ended September 30, 2006 was $117,400. Cash used in financing activities of $82,600 related to payment on receivable financing arrangement balances.

     We have a balance outstanding under a receivables financing arrangement with Silicon Valley Bank as of June 30, 2006 of $378,150. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with a bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to us. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. After one year, the Receivables Purchase Agreement is from year to year unless terminated in writing by either party. We are in compliance with the terms and conditions of the Receivables Purchase Agreement.

     On October 10, 2006, the Company entered into an agreement with Ven Core Solutions, LLC (“Ven Core”) to borrow $250,000 in a term loan to be repaid monthly as principal and interest at approximately 16.7% interest rate. The loan is fully amortizable over 36 months. As part of the agreement, the Company issued to Ven Core 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company also gave Ven Core a lien behind Silicon Valley Bank and Global Crossing on all assets of the Company, to the extent of the loan balance outstanding until the loan is fully paid. Commitment and documentation fees of $5,500 were paid to Ven Core. This loan was funded on October 11, 2006.

     On October 13, 2006, the Company agreed to sell and sold its interest in the majority of its telecommunications one plus accounts for which it records telecommunications revenue through sales of proprietary products and services. The sales price offered to the Company and agreed to by the Board of Directors was 1.5 multiplied by monthly revenue of the accounts from the third full monthly billing cycle. The buyer paid $200,000 down and will pay the remainder upon reaching regulatory approval, but retaining $25,000 until six months after regulatory approval to address potential tax and other miscellaneous liabilities. The sales price was determined reasonable by management based on other similar proposals received for the same assets and based on industry trends. The proceeds are intended to be used as working capital for the Company and towards operational start up activities in its subsidiary CBSi.

     Cash flows generated from operations and from our receivables financing arrangement were sufficient to meet our working capital requirements for the three months ended September 30, 2006, but may not be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $113,367 in net losses although we did have cash flows for operations of $117,400.

     As previously mentioned, we have acquired CBSi and we anticipate that this new business venture will generate profit from operations in 2008. In October 2006 we closed on a new financing that, as discussed in Note 3 to the consolidated financial statements, generated $250,000 for us. We are in negotiations to replace our current financing agreements related to debt financing in an opportunity that will reduce our cost of borrowing. In addition, we are in discussions with interested parties to bring in equity that will also help reduce our cost of borrowing and allow us to pursue opportunities with CSBi. On October 13, 2006, we closed on a transaction where, as discussed in Note 8 to the consolidated financial statements, we sold certain of our telecommunication accounts and received $200,000.

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

     Our certifying officer does not believe that the potential control deficiencies constitute material weaknesses because of the number of compensating internal controls already in place. However, we are a small company and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties. Thus, we may be deemed to have material weaknesses in our internal control structure because of the lack of segregation of duties.

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

3.5

Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).3.6 Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 19, 2005).

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

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

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

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

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

10.18

Amendment #2, dated May 12,, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

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

10.22

Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit 10.22 to our Form 10-KSB filed on October 13, 2006).

10.23

Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement(incorporated by reference to Exhibit 10.23 to our Form 10-KSB filed on October 13, 2006).

10.24.

Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation(incorporated by reference to Exhibit 10.24 to our Form 10-KSB filed on October 13, 2006).

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

COGNIGEN NETWORKS, INC.

By: /s/ Gary L. Cook	Date: November 20, 2006
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

3.5

Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).3.6 Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 19, 2005).

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

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

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

10.18

Amendment #2, dated May 12,, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

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

10.22

Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006(incorporated by reference to Exhibit 10.22 to our Form 10-KSB filed on October 13, 2006).

10.23

Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement(incorporated by reference to Exhibit 10.23 to our Form 10-KSB filed on October 13, 2006).

10.24.

Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation(incorporated by reference to Exhibit 10.24 to our Form 10-KSB filed on October 13, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.