Form 10QSB
period 2006-12-31
COGNIGEN NETWORKS INC
filed 2007-02-20
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, $.001 par value	10,169,792

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No [X]

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended December 31, 2006

FORM 10-QSB

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Notes to Unaudited Consolidated Financial Statements	Page 5
Item 2. Management‘s Discussion and Analysis or Plan of Operation	Page 13
Item 3. Controls and Procedures	Page 18
Part II - OTHER INFORMATION
Item 6. Exhibits	Page 19
Signatures	Page 22

COGNIGEN NETWORKS, INC.

Part I -- Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	Unaudited
Assets
Current assets
Cash	$ --	$ --
Accounts receivable, net	315,023	325,257
Marketing commissions receivable	854,931	938,409
Other current assets	60,752	56,735

Total current assets	1,230,706	1,320,401

Non-current assets
Property, plant and equipment, net	25,729	6,776
Deposits and other assets	165,461	141,566
Intangibles	137,163	--

Total non-current assets	328,353	148,342

Total assets	$ 1,559,059	$ 1,468,743

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$ 391,486	$ 629,992
Accrued liabilities	390,216	416,914
Marketing commissions payable	643,599	797,905
Receivables financing arrangement	555,675	460,750

Note payable, current portion	72,914	--
Other current liabilities	7,308	2,084

Total current liabilities	2,061,198	2,307,645

Note payable, less current portion	168,439	--
Other long-term liabilities	13,704	--

Total liabilities	2,243,341	2,307,645

Commitments and contingencies

Stockholders’ Deficit
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, liquidation preference of $668,500	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 10,169,792 issued and outstanding as of December 31, 2006 and 8,753,764 as of June
30, 2006	10,171	8,754
Additional paid-in capital	12,140,745	11,965,577
Accumulated deficit	(13,285,198)	(13,263,233)

Total stockholders’ deficit	(684,282)	(838,902)

Total liabilities and stockholders’ deficit	$ 1,559,059	$ 1,468,743

See Notes to Unaudited Consolidated Financial Statements

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Marketing commissions	$ 1,502,111	$ 1,502,703	$ 3,005,520	$ 3,244,675
Telecommunications	315,206	981,477	1,115,886	2,055,094
Other	--	29,848	--	36,131

Total revenue	1,817,317	2,514,028	4,121,406	5,335,900

Operating expenses
Commissions:
Marketing	1,111,060	1,003,897	2,191,447	2,097,581
Telecommunications	35,964	147,050	149,806	302,890
Telecommunications	188,361	595,716	678,816	1,285,620

Other	--	20,364	--	26,035
Selling, general and administrative	593,967	847,058	1,299,144	1,641,149
Depreciation and amortization	1,665	3,270	3,081	6,948

Total operating expenses	1,931,017	2,617,355	4,322,294	5,360,223

Loss from operations	(113,700)	(103,327)	(200,888)	(24,323)
Gain on sale of assets	236,897	--	236,897	--
Interest expense	(31,795)	(11,390)	(57,974)	(20,255)

Earnings (loss) before income taxes	91,402	(114,717)	(21,965)	(44,578)
Income taxes	--	24,022	--	--

Net earnings (loss)	91,402	(90,695)	(21,965)	(44,578)
Preferred dividends	(10,000)	(10,000)	(20,000)	(20,000)

Earnings (loss) attributable to
common shareholders	$ 81,402	$ (100,695)	$ (41,965)	$ (64,578)

Earnings (loss) per common share-
basic and diluted	$ .01	$ (.01)	$ (.00)	$ (.00)

Weighted average number of common shares
outstanding:
Basic	10,169,792	8,753,972	9,692,722	8,753,972

Diluted	10,169,792	8,809,821	9,692,722	8,886,991

See Notes to Unaudited Consolidated Financial Statements

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities
Net loss	$(21,965)	$(44,578)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,081	6,948
Bad debt expense	30,760	33,508
Issuance of stock options and warrants	9,422	21,199
Changes in assets and liabilities:
Accounts receivable	(20,526)	(24,991)
Commissions receivable, net	83,478	234,847
Deposits and other assets	(4,017)	48,311
Accounts payable	(240,590)	6,542
Commissions payable	(154,306)	(213,241)
Accrued liabilities	(26,698)	(22,146)
Other current liabilities	17,522	37,308
Other liabilities	33,490	14,847

	(268,384)	123,346

Net cash provided by (used in) operations	(290,349)	78,768

Cash flows from investing activities
Capital expenditures	(22,034)	(915)
Increase other assets	(23,895)	(88,600)

Net cash used in investing activities	(45,929)	(89,515)

Cash flows from financing activities
Payments on deferred commissions	--	(226,068)
Proceeds from note payable	250,000	--
Principal payments on note payable	(8,647)	--
Increase in receivables financing arrangement	94,925	247,500

Net cash provided by financing activities	336,278	21,432

Net increase in cash and cash equivalents	--	10,685
Cash and cash equivalents-beginning of period	--	143,224

Cash and cash equivalents-end of period	$ --	$ 153,909

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the six months ended December 31, 2006 and 2005 were $57,974 and $20,255, respectively.

During the six months ended December 31, 2006 the Company issued 1,246,028 common shares valued at $137,163 for the acquisition of 100% ownership of CBSi. See Note 4.

See Notes to Unaudited Consolidated Financial Statements

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2006

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

In late July 2005, the Company formed LowestCostMall.com (“LCM”) an online shopping website that offered thousands of products, ranging from personal electronics, office products, and household items to toys, flowers and jewelry, at discounted prices. LCM was offered by the agents through the same methods they used to sell the Company’s telecommunications and personal technology services, with Vcommerce Corporation, an independent organization, serving as the back office and provisioning all of the orders and direct shipments from the manufacturer to the purchaser. However, because LowestCostMall.com did not perform in accordance with expectations, by written notification in July 2006, the Company terminated it’s agreement with Vcommerce, and closed down it’s LCM operations.

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
December 31, 2006

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries, Intandem Communications Corp. (Intandem), LCM and CBSi. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the unaudited consolidated statement of operations for the three and six months ended December 31, 2006 and 2005, respectively, (b) the unaudited consolidated balance sheet as of December 31, 2006 and (c) the unaudited consolidated statements of cash flows for the six months ended December 31, 2006 and 2005, respectively, in order to make the financial statements not misleading.

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

The results for the three and six months ended December 31, 2006 may not necessarily be indicative of the results for the fiscal year ending June 30, 2007.

On November 21, 2001, the Company entered into a Stock Redemption Agreement, as amended, with the Anderson Family Trust (AFT), a substantial stockholder of the Company, and Cantara Communications Corporation (Cantara) whereby AFT sold 2,712,501 shares of the Company’s common stock to the Company in exchange for the transfer by the Company to Cantara of the original Cognigen Agency and all of its downline agents. As a result of this transaction, Cantara received the contingent right to receive all of its direct sales commissions and generational downline commission overrides. During the first twelve months of the ownership by Cantara of the former Cognigen Agency, now renamed Cantara, Cantara agreed to a capping of the commissions payable to it, thereafter commencing January 2003, Cantara has received the full direct and generational override commissions it is entitled to earn pursuant to the existing and current Company commission structure applicable for all agents. Payment of commissions to Cantara was totally contingent upon the generation of sales by it and its downline agents and payment for the products and services sold by the Company’s customers and vendors. The sales are generated either directly by employees of Cantara and/or its downline sub-agents. Cantara contracted with Kevin E. Anderson

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2006

Note 2 – Summary of Significant Accounting Policies (continued)

Consulting, Inc. (KEAC), a corporation owned by Kevin E, Anderson, founder of Cognigen Communications Corporation and a beneficiary of the AFT, to manage Cantara for a set monthly fee. AFT owns approximately 11% of the Company’s common stock. Currently, the monthly commission payment to Cantara is approximately 10% of the total commissions paid monthly to all of the Company’s agents.

The following presents statement of operations data and proforma data. The proforma data reflect certain comparative statement of operations accounts for the six months ended December 31 that reflect the increase in commissions expense for the six months ended December 31, 2005 had the payments to the stockholder, paid under the Stock Redemption Agreement, during this period been accounted for as commissions expense rather than a reduction to deferred commissions payable. Thereafter, commission expense to Cantara was reflected in the statement of operations.

	Pro Forma Six Months Ended December 31, 2006	Actual Six Months Ended December 31, 2006	Pro Forma Six Months Ended December 31, 2005	Actual Six Months Ended December 31, 2005
Total revenue	$ 4,121,406	$ 4,121,406	$ 5,335,900	$ 5,335,900

Operating expenses:
Marketing commissions	2,341,253	2,341,253	2,520,471	2,400,471
Telecommunications	678,816	678,816	1,285,620	1,285,620
Other	--	--	26,035	26,035
Selling, general and administrative
	1,299,144	1,299,144	1,641,149	1,641,149
Depreciation and amortization	3,081	3,081	6,948	6,948

Total operating expenses	4,322,294	4,322,294	5,480,223	5,360,223

Loss from operations	$ (200,888)	$ (200,888)	$ (144,323)	$ (24,323)

Note 3 –Financing Arrangements

Accounts Receivable Financing Arrangement

The balance of receivables financing arrangement as of December 31, 2006 is $555,675. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works, as a condition to the Receivables Purchase Agreement. The Receivables Purchase Agreement is renewable from year to year unless terminated in writing by either party.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2006

Term Loan

On October 10, 2006, the Company entered into an agreement with Ven Core Solutions, LLC (“Ven Core”) to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7%. The loan is fully amortizable over 36 months. As part of the agreement, the Company issued to Ven Core 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company valued at $5,093. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company also gave Ven Core a lien behind Silicon Valley Bank and Global Crossing on all assets of the Company, to the extent of the loan balance outstanding until the loan is fully paid. Commitment and documentation fees of $5,500 were paid to Ven Core. These fees are being amortized over three years as an adjustment to interest expense. This loan was funded on October 11, 2006.

Note 4 –Stockholders’ Deficit

Preferred Stock

As of December 31, 2006, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A.

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

Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $168,500 as of December 31, 2006.

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

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2006

BayHill Group LLC (“BayHill”) Agreement

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

Note 5 — Stock Options and Warrants

BayHill Agreement

On November 22, 2005, the Company and the BayHill entered into an agreement whereby BayHill agreed to provide services to assist the Company in developing business strategies and other corporate matters, including assisting the Company in its strategic planning activities, raising capital, finding companies for the Company to acquire, assisting the Company in its investor relations activities and serving in various interim management capacities as requested. The term of the agreement was for six months. Cognigen gave BayHill a notice of termination of this contract which ended May 21, 2006.

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

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2006

In September 2006, the Company granted an officer of the Company who became the vice president of sales and marketing, options to purchase 210,000 shares of common stock of the Company. These options vest over three years, are exercisable at the then market value and expire in five years from the date of grant. This officer left the Company subsequent to December 31, 2006 with the stock options unexercised.

As of December 31, 2006, the number of stock options outstanding under the Plan was 414,000.

As of December 31, 2006, the number of stock options outstanding not under any plan was 645,000.

As of December 31, 2006, there were 625,000 warrants outstanding that were exercisable into shares of common stock of the Company.

Note 6 – Commitments and Contingencies

LowestCostMall

On April 19, 2005, the Company entered into a Services Agreement with Vcommerce Corporation pursuant to which Vcommerce agreed to provide the Company with the back office for an online retail store, which the Company began offering to customers in July 2005 through its sales agent force and subsidiary, LCM. Pursuant to the Services Agreement, Cognigen paid Vcommerce $55,000 and has accrued $25,000 on its balance sheet. In addition, the Company was to pay Vcommerce a fee of $4,000 per month for monthly hosting services and other fees as agreed upon by the Company. The Services Agreement was transferred to LCM with a guarantee of such provisions in the agreement by the Company.

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

CBSi is in discussions with one of its vendors over the validity of an existing contract between the Vendor and CBSi. If valid, the contract would obligate CBSi to monthly payments of approximately $9,500 beginning with the month of September 2006 for the term of one year. The discussions surround the authority of the person signing the contract and other facts that in the opinion of management would suggest that there is no valid contract. CBSi has not accrued anything for this contract in its statement of operations for the six months ended December 31, 2006 because it does not consider the contract a valid contract.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2006

Note 7 – Related Party Information

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc.

On December 7, 2001, the Company closed a transaction in which it purchased, or redeemed, 2,712,500 shares of the Company’s common stock from the Anderson Family Trust (“AFT”). AFT delivered shares from those owned by Cognigen Corporation, a company 98.9% owned by AFT, to satisfy its obligation pursuant to the transaction. Kevin E. Anderson and members of his family are the beneficiaries of AFT. Kevin E. Anderson may be deemed to beneficially own the shares of the common stock owned by AFT.

As consideration for the return of the 2,712,500 shares to the Company, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on the Company’s current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by our customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the six months ended December 31, 2006 and 2005, the Company paid Cantara $215,997 and $265,760 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month.

In March 2003 the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc to provide expanded consulting and technical/administrative services. In November 2006 the Company hired Kevin E. Anderson to perform agent relations work also. For the six months ended December 31, 2006 and 2005, the Company paid Kevin E. Anderson Consulting, Inc. $42,000 and $27,000, respectively, pursuant to these consulting agreements. $15,000 of the $42,000 represents payment for agent relations services for all six months of the term for which the Company has asked Kevin E. Anderson to perform these services.

For the six months ended December 31, 2006 and 2005, the Company also paid members of Kevin E. Anderson’s family $25,133 and $29,555 in agent commissions, respectively.

On December 9, 2005, the Company entered into an agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $150,000 as of December 31, 2006. Under the Stock Purchase Agreement, the Stock Redemption Agreement was to terminate if the Company pays AFT a total of $1,500,000 by March 15, 2011 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. AFT continued to receive 100% of the amount due to the Cantara Agency until December 29, 2006, at which time the Company will began receiving 10% of commission due. Thereafter, the percentage that the AFT received was to reduce as the Company made additional payments. The Company had the right to prepay any unpaid amounts due at any time and stop all payments to the AFT under the Stock Redemption Agreeement. Given cash flow considerations, in January 2007 the Company decided to terminate payments under the Cantara Purchase Agreement. The Company owns 10% of the commission payment to the AFT, however, it no longer has a right to purchase the remaining 90% at this time. The $150,000 has been disclosed as a deposit on the balance sheet and will be amortized beginning in January 2007 to commission expense in accordance with the 10% ownership of the commission payments to Cantara.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2006

Consulting Arrangements with Combined Telecommunications Consultancy, Ltd. and Commission Payments to Telkiosk, Inc

The Company previously had an agreement with Combined Telecommunications Consultancy, Ltd. (CTC), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC received a percentage of a transaction if CTC introduced a transaction to the Company and was paid a consulting fee of $150 per hour for providing consulting services to the Company. Although this agreement was not formally renewed, it is the Company’s intentions to pay CTC under the same structure for any services rendered to the Company. In conjuction with the term loan described in Note 5, the Company gave CTC $14,000 under terms of the agreement for assistance in the sales of the mention assets.

Payments to Former Chief Executive Officer

Thomas S. Smith resigned as the Company’s Chief Executive Officer in September 2005. After Mr. Smith resigned, the Company had an oral agreement with Thomas S. Smith pursuant to which the Company retained Mr. Smith or any law firm with which he became associated to provide certain legal services to the Company on a monthly retainer of $12,500 per month. The agreement was terminable upon 60 days by written notice by either party which notice was given by the Company to Mr. Smith on December 22, 2005. After this date, the Company continued to use law firms with which Mr. Smith was associated for legal services which amounted to $60,000 for the six months ended December 31, 2006.

Note 8 – Sale of Proprietary Telecommunications Accounts

On October 13, 2006, the Company agreed to sell and closed the sale of its interest in the majority of its telecommunications one plus accounts for which it records telecommunications revenue through sales of proprietary products and services. The sales price offered to the Company and agreed to by the Board of Directors was 1.5 multiplied by monthly revenue of the accounts from the third full monthly billing cycle. The buyer paid $200,000 down and will pay the remainder upon reaching regulatory approval, but retaining $25,000 until six months after regulatory approval to address potential tax and other miscellaneous liabilities. The sales price was determined reasonable by management based on other similar proposals received for the same assets and based on industry trends. The proceeds are being used as working capital for the Company and towards operational start up activities in its subsidiary CBSi Had these assets been sold as of July 1, 2006 revenues for the six months ended December 31, 2006 would have been lower by approximately $680,000. The loss from operations would have been approximately the same.

Item 2.     MANAGEMENT‘S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1.        Overview

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

     We incurred $200,888 in losses from operations for the six months ended December 31, 2006. Approximately $270,000 of this related to startup expenses incurred in relation to our new subsidiary CBSi. To date, CBSi has billed approximately $23,000 in revenues on installations of its higher margined broadband services. These installations approximate 35 and equal approximately $7,000 in recurring monthly revenue.

     See additional discussion of liquidity and capital resources below.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Total revenue for the three months ended December 31, 2006 was $1,817,317 compared to $2,514,028 for 2005. Marketing commissions revenue was $1,502,111 for 2006 compared to $1,502,703 for the prior year. Telecommunications revenue was $315,206 for 2006 as compared to $981,477 for 2005.

Marketing commissions revenue for 2006 was consistent with 2005. This consistency reflects increases in sales of cellular products which approximated decreases in sales of long distance products.

Telecommunications revenue decreased $666,271 for 2006 compared to 2005, or 68%. This decrease represents the sale of most of the telecommunications one plus accounts in October 2006.

Marketing commissions expense increased slightly from $1,003,897 for 2005 to $1,111,060 for 2006, an increase of $107,163, or 11%. The increase is largely related to product mix between the periods and the payment of higher commission expense to certain master sales agents who have been added to our sales agent force to increase volume and sell certain products and services such as cellular products.

Telecommunications commissions expense decreased from $147,050 for 2005 to $35,964 for 2006, a decrease of $111,086, or 76%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $595,716 for 2005 to $188,361 for 2006, or a decrease of $407,361, or 68%. This decrease correlates to the decrease in telecommunications revenue described above.

Selling, general and administrative expenses decreased $253,091 or 30% for 2006 compared to 2005. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products and general expenses reductions in several other areas as we try and contain expenses offset by increases attributable to startup expenses for CBSi.

The gain on sale of assets of $236,897 relates to the sale of the telecommunications one plus accounts or most of our proprietary products. The proceeds from the sale are estimated at $236,897, net of a $14,000 finders fee that was paid. The actual sale estimated to close in February 2007 upon regulatory approval although in accordance with the terms of the sale the economic benefit has already changed hands to the buyer.

Interest expense for 2006 was $31,795 compared to $11,390 for 2005. The increase relates to higher average debt levels than in the prior period.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Total revenue for the six months ended December 31, 2006 was $4,121,406 compared to $5,335,900 for 2005. Marketing commissions revenue was $3,005,520 for 2006 compared to $3,244,675 for the prior year. Telecommunications revenue was $1,115,886 for 2006 as compared to $2,055,094 for 2005.

Marketing commissions revenue for 2006 decreased by $239,155 from that of 2005, or 8%. This decrease reflects increases in sales of cellular products more than offset by decreases in sales of long distance products.

Telecommunications revenue decreased $939,208 for 2006 compared to 2005, or 46%. This decrease represents the sale of most of the telecommunications one plus accounts in October 2006.

Marketing commissions expense increased from $2,097,581 for 2005 to $2,191,447 for 2006, an increase of $93,866, or 4%. The increase is related to the commission expense increase in October 2005 when we began accruing payments to Cantara as marketing commissions expense. During the six months ended December 31, 2006, the Company expensed approximately $240,000 related to payments made to Cantara as marketing commissions. During the six months ended December 31, 2005, a portion of these payments were reflected as a reduction of the amounts owed to Cantara as a result of the Stock Redemption Agreement entered into in November 2001 (see Note 2 to the Consolidated Financial Statements). Accordingly, we reported a loss from operations for the six months ended December 31, 2005 of $24,323. If we had accounted for all payments to Cantara in this prior period in a manner similar to the current year, we would have reported a net loss for that period of approximately $144,000. This change in accounting did not effect our cash flows since we have been paying approximately $120,000 to $150,000 of marketing commissions each quarter to Cantara related to this obligation. See proforma information in Note 2 to the Consolidated Financial Statements.

Telecommunications commissions expense decreased from $302,890 for 2005 to $149,806 for 2006, a decrease of $153,084, or 50%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $1,285,620 for 2005 to $678,816 for 2006, or a decrease of $606,804, or 47%. This decrease correlates to the decrease in telecommunications revenue described above.

Selling, general and administrative expenses decreased $342,005 or 21% for 2006 compared to 2005. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products and general expense reductions in several other areas as we try and contain expenses offset by startup expenses for CBSi. Startup expenses classified as selling, general and administrative expenses for CBSi approximated $270,000 for the six months ended December 31, 2006.

The gain on sale of assets of $236,897 relates to the sale of the telecommunications one plus accounts or most of our proprietary products. The proceeds from the sale are estimated at $236,897, net of a $14,000 finders fee that was paid. The actual sale estimated to close in February 2007 upon regulatory approval although in accordance with the terms of the sale the economic benefit has already changed hands to the buyer.

Interest expense for 2006 was $57,974 compared to $20,255 for 2005. The increase relates to higher average debt levels than in the prior period.

Liquidity and Capital Resources

     We have historically funded our operations primarily from sales of securities, loans and operations. As of December 31, 2006, we effectively had no cash and cash equivalents as everything had been applied to the receivables financing arrangement. Negative working capital was $830,492. Cash used in operations during the six months ended December 31, 2006 was $290,349. Cash provided by financing activities of $336,278 related to proceeds from a note payable and proceeds under our receivables financing arrangement.

     We have a balance outstanding under a receivables financing arrangement with Silicon Valley Bank as of December 31, 2006 of $555,675. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with a bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to us. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. After one year, the Receivables Purchase Agreement is from year to year unless terminated in writing by either party. We are in compliance with the terms and conditions of the Receivables Purchase Agreement.

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

     Cash flows generated from operations and from our receivables financing arrangement were sufficient to meet our working capital requirements for the six months ended December 31, 2006, but may not be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $200,888 in losses from operations largely attributable to startup expenses related to CBSi’s operations.

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

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

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

10.23

Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to our Form 10-KSB filed on October 13, 2006).

10.24

Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.24 to our Form 10-KSB filed on October 13, 2006).

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Gary L. Cook	Date: February 19, 2007
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

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

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

10.23

Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to our Form 10-KSB filed on October 13, 2006).

10.24

Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.24 to our Form 10-KSB filed on October 13, 2006).

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.