Form 10QSB
period 2007-03-31
COGNIGEN NETWORKS INC
filed 2007-05-21
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $.001 par value	10,232,084

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No [X]

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended March 31, 2007

FORM 10-QSB

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Notes to Unaudited Consolidated Financial Statements	Page 6
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 14
Item 3. Controls and Procedures	Page 18
Part II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 19
Item 6. Exhibits	Page 20
Signatures	Page 23

COGNIGEN NETWORKS, INC.
Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	Unaudited
Assets
Current assets
Cash	$ —	$ —
Accounts receivable, net	126,754	325,257
Marketing commissions receivable	987,375	938,409
Other current assets	70,604	56,735

Total current assets	1,184,733	1,320,401

Non-current assets
Property, plant and equipment, net	49,739	6,776
Deposits and other assets	152,991	141,566
Intangibles	137,163	—

Total non-current assets	339,893	148,342

Total assets	$ 1,524,626	$ 1,468,743

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$ 596,552	$ 629,992
Accrued liabilities	281,767	416,914
Marketing commissions payable	677,029	797,905
Receivables financing arrangement	484,958	460,750
Deferred compensation and fees	73,235	—
Note payable, current portion	72,914	—
Other current liabilities	—	2,084

Total current liabilities	2,186,455	2,307,645

Note payable, less current portion	155,022	—

Other long-term liabilities	7,775	—

Total liabilities	2,349,252	2,307,645

Commitments and contingencies

Stockholders’ Deficit
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, liquidation preference of $678,500	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 10,232,084 issued and outstanding as of March 31, 2007 and 8,753,764 as of
June 30, 2006	10,233	8,754
Additional paid-in capital	12,145,683	11,965,577
Accumulated deficit	(13,430,542)	(13,263,233)

Total stockholders’ deficit	(824,626)	(838,902)

Total liabilities and stockholders’ deficit	$ 1,524,626	$ 1,468,743

See Notes to Consolidated Financial Statements

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Marketing commissions	$ 1,418,168	$ 1,591,259	$ 4,423,688	$ 4,835,934
Telecommunications	217,007	906,563	1,332,893	2,961,657
Other	—	21,674	—	57,805

Total revenue	1,635,175	2,519,496	5,756,581	7,855,396

Operating expenses
Commissions:
Marketing	906,938	1,144,777	3,098,385	3,242,358
Telecommunications	79,431	129,611	229,237	432,501
Telecommunications	125,351	628,334	804,167	1,913,954
Other	—	14,010	—	40,045
Selling, general and administrative	589,697	733,706	1,888,841	2,374,855
Depreciation and amortization	4,062	1,591	7,143	8,539

Total operating expenses	1,705,479	2,652,029	6,027,773	8,012,252

Loss from operations	(70,304)	(132,533)	(271,192)	(156,856)

Gain on sale of assets	(34,617)	—	202,280	—
Interest expense	(40,423)	(17,122)	(98,397)	(37,377)

Loss before income taxes	(145,344)	(149,655)	(167,309)	(194,233)

Income taxes	—	—	—	—

Net loss	(145,344)	(149,655)	(167,309)	(194,233)

Preferred dividends	(10,000)	(10,000)	(30,000)	(30,000)

Loss attributable to
common shareholders	$ (155,344)	$ (159,655)	$ (197,309)	$ (224,233)

Loss per common share-
basic and diluted	$ (.02)	$ (.02)	$ (.02)	$ (.03)

Weighted average number of common shares
outstanding:
Basic and Diluted	10,173,751	8,753,972	9,850,585	8,753,972

See Notes to Consolidated Financial Statements

COGNIGEN NETWORKS, INC.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2007	2006
	Unaudited	Unaudited
Cash flows from operating activities
Net loss	$(167,309)	$(194,233)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,143	8,539
Bad debt expense	58,456	70,600
Issuance of stock, options and warrants	14,422	11,246
Changes in assets and liabilities:
Accounts receivable	140,047	50,415
Commissions receivable, net	(48,966)	212,670
Deposits and other assets	(13,869)	(43,704)
Accounts payable	(18,433)	(28,661)
Commissions payable	(120,876)	(196,942)
Accrued liabilities	(135,147)	65,549
Deferred compensation	73,235	—
Other liabilities	20,684	(10,334)

	(23,304)	139,378

Net cash used in operations	(190,613)	(54,855)

Cash flows from investing activities
Capital expenditures	(50,106)	(897)
Increase other assets	(11,425)	(115,481)

Net cash used in investing activities	(61,531)	(116,378)

Cash flows from financing activities
Payments on deferred commissions	—	(226,068)
Proceeds from note payable	250,000	—
Principal payments on note payable	(22,064)	—
Increase in receivables financing arrangement	24,208	322,528

Net cash provided by financing activities	252,144	96,460

Net decrease in cash and cash equivalents	—	(74,773)

Cash and cash equivalents-beginning of period	—	143,224

Cash and cash equivalents-end of period	$ —	$ 68,451

See Notes to Consolidated Financial Statements

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the nine months ended March 31, 2007 and 2006 were $98,397 and $37,377, respectively.

During the nine months ended March 31, 2007, the Company issued 1,246,028 common shares valued at $137,163 for the acquisition of 100% of CBSi. See Note 4.

During the nine months ended March 31, 2007, the Company issued 169,792 common shares valued at $30,000 to cancel any further obligations to the BayHill Group. See Note 4.

During the nine months ended March 31, 2007, the Company issued 62,500 common shares valued at $5,000 to a consultant as compensation for services rendered.

See Notes to Consolidated Financial Statements

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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
March 31, 2007

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries, Intandem Communications Corp. (Intandem), LCM and CBSi. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the unaudited consolidated statement of operations for the three and nine months ended March 31, 2007 and 2006, respectively, (b) the unaudited consolidated balance sheet as of March 31, 2007 and (c) the unaudited consolidated statements of cash flows for the nine months ended March 31, 2007 and 2006, respectively, in order to make the financial statements not misleading.

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

The results for the three and nine months ended March 31, 2007 may not necessarily be indicative of the results for the fiscal year ending June 30, 2007.

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
March 31, 2007

Note 2 – Summary of Significant Accounting Policies (continued)

The following presents statement of operations data and proforma data. The proforma data reflect certain comparative statement of operations accounts for the nine months ended March 31 that reflect the increase in commissions expense for the nine months ended March 31, 2006 had the payments to the stockholder, paid under the Stock Redemption Agreement, during this period been accounted for as commissions expense rather than a reduction to deferred commissions payable. Thereafter, commission expense to Cantara was reflected in the statement of operations.

	Pro Forma Nine Months Ended March 31, 2007	Actual Nine Months Ended March 31, 2007	Pro Forma Nine Months Ended March 31, 2006	Actual Nine Months Ended March 31, 2006
Total revenue	$ 5,756,581	$ 5,756,581	$ 7,855,396	7,855,396

Operating expenses:
Marketing commissions	3,327,622	3,327,622	3,794,859	3,674,859
Telecommunications	804,167	804,167	1,913,954	1,913,954
Other	—	—	40,045	40,045
Selling, general and administrative	1,888,841	1,888,841	2,374,855	2,374,855
Depreciation and amortization	7,143	7,143	8,539	8,539

Total operating expenses	6,027,773	6,027,773	8,132,252	8,012,252

Loss from operations	$ (271,192)	$ (271,192)	$ (276,856)	$ (156,856)

Note 3 –Financing Arrangements

Accounts Receivable Financing Arrangement

The balance of receivables financing arrangement as of March 31, 2007 is $484,958. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works, as a condition to the Receivables Purchase Agreement. The Receivables Purchase Agreement, after an agreed upon extension, expired on March 26, 2007. The Company and Silicon Valley Bank have agreed to a similar financing arrangement through March of 2008 except that the advance rate is increased to 80% and the interest rate has increased to 1.5% per month. The Company paid $5,000 for the last extension and new agreement to Silicon Valley Bank, which amount is being amortized into interest expense.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

Term Loan

On October 10, 2006, the Company entered into an agreement with VenCore Solutions, LLC (“VenCore”) to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7%. The loan is fully amortizable over 36 months. As part of the agreement, the Company issued to VenCore 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company valued at $5,093. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company also gave VenCore a lien behind Silicon Valley Bank and Global Crossing on all assets of the Company until the loan is fully paid. Commitment and documentation fees of $5,500 were paid to VenCore. These fees are being amortized over three years as an adjustment to interest expense.

Note 4 –Stockholders’ Deficit

Preferred Stock

As of March 31, 2007, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A.

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

Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $178,500 as of March 31, 2007.

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

BayHill Agreement

By mutual agreement in May 2006, BayHill and the Company agreed to terminate the agreement. In September 2006, BayHill and the Company agreed to issue to BayHill 169,792 restricted common shares of Cognigen valued at $30,000 based on outstanding warrants and payables outstanding in return for canceling any further financial obligations Cognigen had to BayHill under the original agreement and canceling outstanding warrants given to BayHill. These restricted common shares will have piggyback rights and a one time demand right to register if the Company is able to bring in $5,000,000 in equity or new funding. See Note 5.

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

Consultant Services

In March 2007 the Company issued 62,500 commons shares to a consultant as compensation for services rendered. These services were valued at $5,000 based on the closing trading price of the Company’s stock on the date the Board authorized the issuance.

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

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

In September 2006, the Company granted an officer of the Company who became the vice president of sales and marketing, options to purchase 210,000 shares of common stock of the Company. These options vested over three years, were exercisable at the then market value and were to expire in five years from the date of grant. This officer is no longer with the Company and these stock options expired unexercised.

As of March 31, 2007, the number of stock options outstanding under the Plan was 487,000.

As of March 31, 2007, the number of stock options outstanding not under any plan was 305,000.

As of March 31, 2007, there were 625,000 warrants outstanding that were exercisable into shares of common stock of the Company.

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

Amounts accounted for in accounts payable or accrued liabilities payable to Vcommerce in accordance with the Services Agreement approximate $112,000 as of March 31, 2007. Vcommerce filed a lawsuit against the Company in superior court of the State of Arizona to recover these amounts plus attorney’s fees. Management does not dispute the amounts and because of the Company’s financial inability to pay the amounts due to Vcommerce has tried working with Vcommerce on a payment plan. Vcommerce refuses to negotiate with the Company at this time. Management intends to continue to try and work with Vcommerce on a payment plan that would be acceptable to both parties.

Other Contingencies

The Company has recorded in its balance sheets as of March 31, 2007 amounts due to the State of Washington resulting from past taxes, fees, and interest of approximately $130,000. The Company is paying these amounts at $5,000 per month until fully paid. The State of Washington has filed a tax lien on the assets of the Company as a result of these amounts outstanding.

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

COGNIGEN NETWORKS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

CBSi is in discussions with one of its vendors over the validity of an existing contract between the Vendor and CBSi. If valid, the contract would obligate CBSi to monthly payments of approximately $9,500 beginning with September 2006 for the term of one year. The discussions surround the authority of the person signing the contract and other facts that in the opinion of management would suggest that there is no valid contract. CBSi has not accrued anything for this contract in its statement of operations for the nine months ended March 31, 2007 because it does not consider the contract a valid contract.

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

As consideration for the return of the 2,712,500 shares to us, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by our customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the nine months ended March 31, 2007 and 2006, the Company paid Cantara $316,038 and $393,362 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month.

In March 2003 the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc. to provide expanded consulting and technical/administrative services. In November 2006 the Company hired Kevin E. Anderson to perform agent relations work also. For the nine months ended March 31, 2007 and 2006, the Company paid Kevin E. Anderson Consulting, Inc. $55,500 and $40,500, respectively, pursuant to these consulting agreements. $15,000 of the $55,500 represents payment for agent relations services for all six months of the term for which the Company has asked Kevin E. Anderson to perform these services.

For the nine months ended March 31, 2007 and 2006, Cognigen also paid members of Kevin E. Anderson’s family approximately $37,000 and $43,000 in agent commissions, respectively.

On December 9, 2005, the Company entered into an agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $150,000 as of December 31, 2006. Under the Stock Purchase Agreement, the Stock Redemption Agreement was to terminate if the Company pays AFT a total of $1,500,000 by March 15, 2011 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. AFT continued to receive 100% of the amount due to the Cantara Agency until December 29, 2006, at which time the Company will began receiving 10% of commission due. Thereafter, the percentage that the AFT received was to reduce as the Company made additional payments. The Company had the right to prepay any unpaid amounts due at any time and stop all payments to the AFT under the Stock Redemption Agreement. Given cash flow considerations, in January 2007 the Company decided to terminate payments under the Cantara Purchase Agreement. The Company owns 10% of the commission payment to the AFT, however, it no longer has a right to purchase the remaining 90% at this time. The $150,000 has been disclosed as a deposit on the balance sheet and is being amortized to commission expense in accordance with the 10% ownership of the commission payments to Cantara.

Consulting Arrangements with Combined Telecommunications Consultancy, Ltd. and Commission Payments to Telkiosk, Inc.

The Company previously had an agreement with Combined Telecommunications Consultancy, Ltd. (CTC), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC received a percentage of a transaction if CTC introduced a transaction to the Company and was paid a consulting fee of $150 per hour for providing consulting services to the Company. Although this agreement was not formally renewed, it is the Company’s intentions to pay CTC under the same structure for any services rendered to the Company. In conjunction with the term loan described in Note 5, the Company gave CTC $14,000 under terms of the agreement for assistance in the sales of the mention assets.

Payments to Former Chief Executive Officer

Thomas S. Smith resigned as the Company’s Chief Executive Officer in September 2005. After Mr. Smith resigned, the Company had an oral agreement with Thomas S. Smith pursuant to which the Company retained Mr. Smith or any law firm with which he became associated with to provide certain legal services to the Company on a monthly retainer of $12,500 per month. The agreement was terminable upon 60 days by written notice by either party which notice was given by the Company to Mr. Smith on December 22, 2005. After this date, the Company continued to use law firms with which Mr. Smith was associated for legal services which amounted to approximately $80,000 for the nine months ended March 31, 2007.

Note 8 – Sale of Proprietary Telecommunications Accounts

On October 13, 2006, the Company agreed to sell and closed the sale of its interest in the majority of its telecommunications one plus accounts for which it records telecommunications revenue through sales of proprietary products and services. The sales price offered to the Company and agreed to by the Board of Directors was 1.5 multiplied by monthly revenue of the accounts from the third full monthly billing cycle. The Company received $202,280, net of $14,000 paid in commissions. $25,000 of this was held until six months after regulatory approval to address potential tax and other miscellaneous liabilities. The sales price was determined reasonable by management based on other similar proposals received for the same assets and based on industry trends. The sales price was originally calculated when the agreement was reached but adjusted by $34,617 upon final closing. The proceeds are being used as working capital for the Company and towards operational start up activities in its subsidiary CBSi Had these assets been sold as of July 1, 2006 revenues for the nine months ended March 31, 2007 would have been lower by approximately $800,000. The loss from operations would have been approximately the same.

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

     We incurred $271,192 in losses from operations for the nine months ended March 31, 2007. During this period of time we incurred approximately $430,000 of startup expenses in relation to our new subsidiary CBSi. To date, CBSi has billed approximately $40,000 in revenues on installations of its higher margined broadband services. These installations approximate 40 and equal approximately $7,000 in recurring monthly revenue.

     See additional discussion of liquidity and capital resources below.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total revenue for the three months ended March 31, 2007 was $1,635,175 compared to $2,519,496 for 2006. Marketing commissions revenue was $1,418,168 for 2007 compared to $1,591,259 for the prior year. Telecommunications revenue was $217,007 for 2007 as compared to $906,563 for 2006.

Marketing commissions revenue for 2007 decreased by $173,091 or 11%. This decrease reflects increases in sales of cellular products which partially offset decreases in sales of long distance products.

Telecommunications revenue decreased $689,556 for 2007 compared to 2006, or 76%. This decrease represents the sale of most of the telecommunications one plus accounts in October 2006.

Marketing commissions expense decreased from $1,144,777 for 2006 to $906,938 for 2007, a decrease of $237,839, or 21%. The decrease is consistent with the decrease described above in marketing commissions revenue.

Telecommunications commissions expense decreased from $129,611 for 2006 to $79,431 for 2007, a decrease of $50,180, or 39%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $628,334 for 2006 to $125,351 for 2007, or a decrease of $502,983, or 80%. This decrease correlates to the decrease in telecommunications revenue described above.

Selling, general and administrative expenses decreased $144,009 or 20% for 2007 compared to 2006. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products and general expenses reductions in several other areas as we try and contain expenses offset by increases attributable to startup expenses for CBSi.

The loss on sale of assets of $34,617 relates to an adjustment of the sale price of the sale of the telecommunications one plus accounts or most of our proprietary products. The total proceeds from the sale were $202,280, net of $14,000 for a finder’s fee that was paid.

Interest expense for 2007 was $40,423 compared to $17,122 for 2006. The increase relates to higher average debt levels than in the prior period.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Total revenue for the nine months ended March 31, 2007 was $5,756,581 compared to $7,855,396 for 2006. Marketing commissions revenue was $4,423,688 for 2007 compared to $4,835,934 for the prior year. Telecommunications revenue was $1,332,893 for 2007 as compared to $2,961,657 for 2006.

Marketing commissions revenue for 2007 decreased by $412,246 from that of 2006, or 8%. This decrease reflects increases in sales of cellular products more than offset by decreases in sales of long distance products.

Telecommunications revenue decreased $1,628,764 for 2007 compared to 2006, or 55%. This decrease represents the sale of most of the telecommunications one plus accounts in October 2006.

Marketing commissions expense decreased from $3,242,358 for 2006 to $3,098,385 for 2007, a decrease of $143,973, or 4%. When you factor in the treatment of commission payments to Cantara in the prior year the decrease in marketing commissions expense is consistent with the decrease in marketing commissions revenue. During the nine months ended March 31, 2007, all payments made to Cantara are marketing commissions. During the nine months ended March 31, 2006, approximately $120,000 of payments made to Cantara were reflected as a reduction of the amounts owed to Cantara as a result of the Stock Redemption Agreement entered into in November 2001 (see Note 2 to the Consolidated Financial Statements). Accordingly, we reported a loss from operations for the nine months ended March 31, 2006 of $156,856. If we had accounted for all payments to Cantara in this prior period in a manner similar to the current year, we would have reported a net loss for that period of approximately $276,856. This change in accounting did not effect our cash flows since we have been paying approximately $120,000 to $150,000 of marketing commissions each quarter to Cantara related to this obligation. See proforma information in Note 2 to the Consolidated Financial Statements.

Telecommunications commissions expense decreased from $432,501 for 2006 to $229,237 for 2007, a decrease of $203,264, or 47%. This decrease is consistent with the decrease described above in telecommunications revenue.

Telecommunications expense, or carrier costs, decreased from $1,913,954 for 2006 to $804,167 for 2007, or a decrease of $1,109,787, or 58%. This decrease correlates to the decrease in telecommunications revenue described above.

Selling, general and administrative expenses decreased $486,014 or 20% for 2007 compared to 2006. This decrease is largely attributable to lower bad debt expense on the sales of our proprietary products and general expense reductions in several other areas as we try and contain expenses offset by startup expenses for CBSi. Startup expenses classified as selling, general and administrative expenses for CBSi approximated $440,000 for the nine months ended March 31, 2007.

The gain on sale of assets of $202,280 relates to the sale price of the sale of the telecommunications one plus accounts or most of our proprietary products. The proceeds from the sale were net of $14,000 for a finder’s fee that was paid.

Interest expense for 2007 of $98,397 compared to $37,377 for 2006. The increase relates to higher average debt levels than in the prior period.

Liquidity and Capital Resources

     We have historically funded our operations primarily from sales of securities, loans and operations. As of March 31, 2007, we effectively had no cash and cash equivalents as everything had been applied to the receivables financing arrangement. Negative working capital was $1,001,722. Cash used in operations during the nine months ended March 31, 2007 was $190,613. Cash provided by financing activities of $252,144 related to proceeds from a note payable and proceeds under our receivables financing arrangement.

     We have a balance outstanding under a receivables financing arrangement with Silicon Valley Bank as of March 31, 2007 of $484,958. This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with a bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 75% of the marketing commissions receivable balances are available in cash advances to us. Interest charges are 1.3% per month on the marketing commissions receivable balances used as collateral. The Receivables Purchase Agreement, after an agreed upon extension, expired on March 26, 2007. The Company and Silicon Valley Bank have agreed to a similar financing arrangement through March of 2008 except that the advance rate is increased to 80% and the interest rate has increased to 1.5% per month.

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

     On October 13, 2006, the Company agreed to sell and sold its interest in the majority of its telecommunications one plus accounts for which it records telecommunications revenue through sales of proprietary products and services. The sales price offered to the Company and agreed to by the Board of Directors was 1.5 multiplied by monthly revenue of the accounts from the third full monthly billing cycle. The Company received $202,280, net of $14,000 paid in commissions. $25,000 of this was held until six months after regulatory approval to address potential tax and other miscellaneous liabilities. The sales price was determined reasonable by management based on other similar proposals received for the same assets and based on industry trends. The proceeds are intended to be used as working capital for the Company and towards operational start up activities in its subsidiary CBSi.

     Cash flows generated from operations, our term loan and from our receivables financing arrangement were sufficient to meet our working capital requirements for the nine months ended March 31, 2007, but may not be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $271,192 in losses from operations largely attributable to startup expenses related to CBSi’s operations.

     As previously mentioned, we have acquired CBSi and we anticipate that this new business venture will generate profit from operations in 2008. In October 2006 we closed on a new financing that, as discussed in Note 3 to the consolidated financial statements, generated $250,000 for us. We are in negotiations to replace our current financing agreements related to debt financing in an opportunity that will reduce our cost of borrowing. In addition, we are in discussions with interested parties to bring in equity that will also help reduce our cost of borrowing and allow us to pursue opportunities with CSBi. On October 13, 2006, we closed on a transaction where, as discussed in Note 8 to the consolidated financial statements, we sold certain of our telecommunication accounts for a net gain of $202,280.

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

Part II – Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the formation of CBSi, we obtained the option, exercisable through September 7, 2006, to purchase Anza Borrego Partners’s (“APB”) two shares of CBSi upon issuance to ABP of 1,246,028 shares of our restricted common stock. Pursuant to the terms of the option, we are also obligated to deliver to ABP that number of shares of our restricted common stock as are equal to 5% of the pretax income of CBSi for the fiscal years ending June 30, 2007, 2008 and 2009. Such common stock delivered to ABP will be valued at the average market trading value of the common stock for the previous 20 trading days prior to the end of each fiscal year. In September 2006, we sent a letter to ABP in which we exercised the option to purchase ABP’s two shares of CBSi. The exercise was ratified by our Board of Directors on September 5, 2006. CBSi became our wholly owned subsidiary in September 2006.

By mutual agreement in May 2006, BayHill and the Company agreed to terminate an agreement they had among them. In September 2006, BayHill and the Company agreed to issue to BayHill 169,792 restricted common shares of Cognigen in return for canceling any further financial obligations Cognigen had to BayHill under the agreement and canceling outstanding warrants given to BayHill. These restricted common shares have piggyback rights and a one time demand right to register if the Company is able to bring in $5,000,000 in equity or new funding.

In March 2007 the Company issued 62,500 commons shares to a consultant as compensation for services rendered. These services were valued at $5,000 based on the closing trading price of the Company’s stock on the date the Board authorized the issuance.

On October 10, 2006, we entered into an agreement with VenCore Solutions, LLC (“VenCore”) to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7%. As part of the agreement, we issued to VenCore 75,000 warrants to purchase 75,000 shares of our restricted common stock. We granted the warrants to be exercisable at $.12 per share for up to seven years from date of grant.

We did not engage the services of an underwriter in connection with our agreements to issue these common shares or warrants.

In agreeing to issue these shares and warrants we relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Anza Borrego, BayHill, the consultant and VenCore had full information concerning us and took the shares or warrants for purposes of other than distribution unless the shares or underlying shares are registered under the Securities Act of 1933. The shares or warrant certificate contained a legend restricting their transfer unless registered under the Securities Act of 1933, as amended, or unless there is an exemption available for their transfer.

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

10.20

Termination Agreement, dated September 8, 2006, between us and Custom Switching Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2006).

10.21

Settlement Agreement and Mutual Release, dated September 8, 2006, between us and Custom Switching Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2006).

10.22

Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006, (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

10.23

Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement, (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

10.24.

Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Gary L. Cook	Date: May 18, 2007
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

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

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

10.20

Termination Agreement, dated September 8, 2006, between us and Custom Switching Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2006).

EXHIBIT NO.            DESCRIPTION AND METHOD OF FILING

10.21

Settlement Agreement and Mutual Release, dated September 8, 2006, between us and Custom Switching Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2006).

10.22

Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006, (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

10.23

Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement, (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

10.24.

Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.