Form 10KSB
period 2007-06-30
COGNIGEN NETWORKS INC
filed 2007-10-15
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Common Stock
(Title of Class)

      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒      No    ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐    No     ☒

     State issuer’s revenue for its most recent fiscal year: $5,619,892.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 30, 2007, computed by reference to the last sale price of $0.03 per share on the OTC Bulletin Board, was $235,195.

     The number of shares outstanding of each of the issuer’s classes of common equity on September 30, 2007 was 9,847,174.

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

     Transitional Small Business Disclosure Format     Yes    ☐     No  ☒

*The information required by Items 9 through 12 and Item 14 is incorporated by reference to our definitive proxy statement or definitive information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy or definitive information statement with the Securities and Exchange Commission on or before October 30, 2007. If not, we will file an amendment to this Form 10-KSB to add such information.

COGNIGEN NETWORKS, INC PART I

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

Item 1. Description of Business.

BUSINESS

     We are an Internet and relationship enabled marketer. Our core products are long distance telephone and personal communications services. We have generated revenue in two ways. First, marketing commissions revenue has been generated from a number of vendors who are represented on our agent web sites and for whom we sell their telecommunications and other products and services via contractual agreements. Second, through the third quarter of fiscal 2007 we have generated telecommunications revenue through sales of our proprietary products and services through our agent web sites. Our proprietary products were sold during the fiscal year 2007. This is explained in more detail in the following paragraphs.

     We market and sell services and products through multifaceted sales and marketing organizations that utilize the Internet as a platform to provide our customers and subscribers with a variety of telecommunications and technology based products and services. In the mid 1990’s, Kevin E. Anderson, our founder, recognized the marketing potential of the Internet and formed what we believe was one of the first companies to create a marketing operation based exclusively on the Internet. The initial concept was to expand marketing potential by increasing the number of independent agents working within our corporate network while at the same time continuing to increase the number of products and services that these agents could provide to our worldwide customer base. To facilitate the manageable growth of this network and to be able to provide the agents with the support and marketing edge necessary for success, Kevin E. Anderson developed and deployed the “self replicating” web page. This proprietary technology automatically creates a high content, personalized set of e-commerce web pages for each new agent, at the time the agent becomes a member of our network. Additionally, an Internet accessible “private site” is instantly created for the new agent. Each agent can view the agent’s records, activity and account status on which the agent is working. The private website also contains customer detail status, recommended training sources, frequently asked questions and agent benefits. Although our founder Kevin E. Anderson has passed away, the ingenuity of and many of the agents continues to drive sales through our position on web site searches. We continue to make changes and modifications to our Internet technology to maintain our position.

          We have invested millions of dollars in developing business systems for our independent agent network around the world. To date, over 880,000 customers have purchased telecommunication and personal technology services and products from our websites. Each individual who is currently registered as one of our agents has a website that is replicated from our main www.ld.net site.

     Through our network of independent agents, we have previously sold our own proprietary products and services and, as agent, we sell third party or outside vendor products and services, to customers and subscribers worldwide. Domestic and international long distance services make up the major portion of our sales with prepaid calling cards/pins and paging, wireless communications, computers and Internet-based telecommunications products and other products in our sales mix. As agent, have contractual agreements with a variety of product and service vendors that provide us with a commission percentage of any sales made through one of our supported web sites. As agent, our web-based marketing division sells the products and services of industry leaders such as AT&T, AccuLinq, Inphonic Cellular, ShopForT1, Convergia, IBN Tel, Pioneer Telephone, OPEX, PowerNet Global, UniTel and Trinsic / Z-Tel. Our operations are, in large part, dependent on our affiliations with the third party providers of the products and services that our agents sell.

LowestCostMall

     In July 2005, we formed LowestCostMall.com (“LCM”) an online shopping website and entered into agreements with Vcommerce for support of the content, etc. of this website. In July 2006, we terminated our agreement with Vcommerce, and shut down LCM operations. In June 2007, we reached an agreement with Vcommerce in which we paid Vcommerce $60,000 for satisfaction of $112,714 of liabilities payable to Vcommerce for a gain on satisfaction of $52,714.

Cognigen Business Systems, Inc.

     On July 7, 2006, we incorporated a wholly owned subsidiary called Cognigen Business Systems, Inc. (“CBSi”). Through CBSi we provided integrated broadband voice, data, video, and management communication and control support services to the quick service retail (“QSR”) industry through an integrated suite of services known as Retail Technologies CO-Op (“RTC”). CBSi was formed by entry into an agreement with Anza Borrego Partners, Inc. (“ABP”) pursuant to which the Company agreed to purchase two shares of CBSi for $50,000 and ABP agreed to purchase two shares of CBSi in exchange for contributing to CBSi all of ABP’s assets (including intellectual property) used, developed, or to be used in connection with its business plan for providing RTC services to the QSR industry, including ABP’s pilot installations in various Subway restaurants located in San Diego County and Oregon. The four shares of CBSi constituted all of the outstanding stock of CBSi.

     In connection with the formation of CBSi, we also obtained the option, exercisable through September 7, 2006; to purchase ABP’s two shares of CBSi upon issuance to ABP of 1,246,028 shares of the Company’s restricted common stock. Pursuant to the terms of the option, we were also obligated to deliver to ABP that number of shares of our restricted common stock as are equal to 5% of the pretax income of CBSi for the fiscal years ending June 30, 2007, 2008 and 2009. Such common stock delivered to ABP will be valued at the average market trading value of the common stock for the previous 20 trading days prior to the end of each fiscal year. On September 1, 2006, we exercised its option to purchase 100% of CBSi not at that time owned.

     On September 14, 2007, we agreed to sell our 100% ownership in CBSi to Carl Silva and ABP, for the return of 1,246,028 shares of our common stock valued at $56,196 and the retention of $30,844 of CBSi related accounts payable. The consideration was calculated to be $42,984 after considering the net assets of CBSi given up, the retention of accounts payable and the value of the common stock received. The decision to sell the ownership in CBSi was based on CBSi’s inability to generate enough cash flows to cover operational deficits. In conjunction with this sale, the employment agreement and all benefits related thereto with Carl Silva were terminated and or relinquished. All other agreements with ABP were also terminated in relation to delivering to ABP shares of common stock based on pretax income for CBSi that was included in the original agreement with Carl Silva and ABP. The 1,246,028 common shares of ours received in the transaction were cancelled.

Sale of Proprietary Telecommunications Accounts

     On October 13, 2006, we agreed to sell our interest in the majority of our telecommunications one plus accounts for which we recorded telecommunications revenue through sales of proprietary products and services. The sales price offered to us and agreed to us was 1.5 multiplied by monthly revenue of said accounts from the third full monthly billing cycle. The buyer paid $200,000 down with approximately $16,000 remaining due to us. We determined the sales price was reasonable based on other similar proposals received for the same assets and based on industry trends. The proceeds were used as working capital for our operational start up activities in CBSi. We recognized a gain on the sale of these assets of $232,281, net of approximately $9,000 in commissions.

Financing Arrangements

Secured Term Loan with VenCore Solutions, Inc.

     On October 10, 2006, we entered into an agreement with VenCore Solutions, LLC (“VenCore”) to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7%. The loan is fully amortizable over 36 months. The term loan contains certain covenants as defined that include but are not limited to, VenCore’s approval of the disposition of assets, additional liens on assets and the change of debtors. As part of the agreement, we issued to VenCore 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company valued at $5,093. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. We granted VenCore a lien behind Silicon Valley Bank on all assets of the Company. Commitment and documentation fees of $5,500 were paid to VenCore. These fees are being amortized over three years as an adjustment to interest expense. This term loan has been classified as current due to its current default position for non payment of the most recent two monthly payments.

Secured Promissory Notes with BayHill Capital

     On June 15, 2007 and June 28, 2007, BayHill Capital extended to us short-term loans in the amount of $100,000 and $150,000, respectively. These Notes bear interest at the rate of 10% per annum, 15% upon default. The notes became convertible in Setember 2007 at BayHill Capital’s option at a conversion price of the lower of $.05 per share or 80% of the average closing bid price of our common share price for the previous five trading days. Both of these notes are currently due and payable by notice given to us by BayHill Capital and are secured by a subordinated security agreement on all of our assets.

     On September 26, 2007, BayHill Capital extended to us a short-term loan in the amount of $30,000 under similar terms as the previous notes, except this note is due October 13, 2007.

     On October 1, 2007, BayHill Capital gave notice to us of their intent to convert their promissory notes totaling $250,000 as of June 30, 2007 into our common shares.. This notice is pending, per subsequent written notice by BayHill Capital, a review of certain effecting conditions to the conversion. For conversion, BayHill Capital is to receive approximately 10,000,000 shares of common stock ($.025 per share) which equals between 46% to 48% of our issued and outstanding common stock. In addition, BayHill Capital has also put forth a proposal to our Board of Directors to change the Board of Directors allowing them to have equal representation on the Board of Directors. This proposal has not been voted upon by the Board of Directors.

Concentrations

     We had marketing commissions revenue from two outside vendors that generated a total of approximately 47% and 29%, respectively, of total revenue for the years ended June 30, 2007 and 2006.

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

Regulation

     We are authorized pursuant to authority of the Federal Communications Commission (“FCC”) to operate as an intestate and international resale carrier under Section 214 of the FCC rules, although this part of our business has been sold. In addition, we were regulated by various state public utility commissions as a reseller of interstate and intrastate long distance telecommunications services. We have begun the process of surrendering our state Certificates of Convenience and Necessity as we are no longer serving as a reseller of regulated telecommunications services.

Employees

     As of September 30, 2007, we had 4 employees, all of whom are full-time, based in our offices in Englewood, Colorado or who work from home. We have consultants who work for us also who perform the tasks that employees formerly performed. In addition, we currently have approximately 130,000 persons registered as Cognigen independent agents selling various products and services through our affiliated “self replicating” websites.

Risk Factors

Need For Additional Capital; Cash Flows From Operations May Not Be Sufficient

     We have historically funded our operations primarily from sales of securities, by borrowing and from operations. Cash generated from operations alone may not be sufficient to fund our operations in the coming fiscal year. If we fail to generate sufficient net sales and cash flow to fund our operations, our ability to increase sales and generate revenue will be severely limited and we will not be able to operate effectively unless we are able to obtain additional capital through equity or debt financings. Such additional capital may not be available. In addition, if we are able to raise additional funds through the sale of equity, convertible securities, or debt, such financing likely will cause a significant dilution of the ownership percentage of existing shareholders.

Revenue And Growth Largely Dependent Upon Sales Generated By Independent Agents

     We use a network of independent agents and affiliate groups, each utilizing their own customized website, replicated from our main www.ld.net website through the use of our proprietary software and technology, to sell third party or outside vendor products and services to customers and subscribers worldwide. As a result, our revenue is dependent on sales generated by our independent agents. Failure of these agents to achieve sustained sales or to grow their sales, or our inability to attract and retain producing agents with an appropriate commission structure, will materially and adversely affect our financial condition and results of operations.

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

The Traditional Markets In Which We Compete Are Marked By High Customer Turnover And Intense Competition

     The industries in which our agents traditionally resell have severally experienced high rates of customer turnover. The high rate of customer turnover is attributable to several factors including the non-use of customer contracts, affordability, customer care concerns and other competitive factors. Our strategy to address customer turnover may not be successful or the rate of customer turnover may be unacceptable. Price competition and other competitive factors could also cause increased customer turnover. A high rate of customer turnover could have a material adverse affect on our competitive position and results of operations or cause significant fluctuation in our results of operations from period to period.

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
  lack of research coverage for companies with small public floats;
  failure to achieve sustainable financial performance;
  actual or anticipated fluctuations in our operating results;

  announcements of technological innovations by us or others;
  entry of new or more powerful competitors into our markets or consolidation of existing competitors to create larger, more formidable competitors;
  terrorist attacks either in the US or abroad;
  general stock market conditions; and
  the general state of the US and world economies

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

Item 2. Description of Property

         We lease approximately 5,300 square feet of office space at 9740 Appaloosa Road, Suite 200, San Diego, California pursuant to a lease that will terminate on November 30, 2009, and that currently requires monthly rental payments of approximately $8,200. We also currently lease approximately 400 square feet of space at 9800 Mount Pyramid Court in Englewood, Colorado on a short term basis at approximately $1,200 per month.

    Item 3. Legal Proceedings

         There were no matters required for disclosure under this Item.

    Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our security holders during our fourth fiscal quarter ended June 30, 2007.

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

	High Bid	Low Bid
Quarter ended June 30, 2007	$0.08	$0.06
Quarter ended March 31, 2007	0.08	0.06
Quarter ended December 31, 2006	0.14	0.07
Quarter ended September 30, 2006	0.20	0.08
Quarter ended June 30, 2006	$0.18	$0.08
Quarter ended March 31, 2006	0.26	0.15
Quarter ended December 31, 2005	0.49	0.18
Quarter ended September 30, 2005	0.80	0.42

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

         As of September 30, 2007, there were approximately 1,100 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

         We have never paid and do not, in the foreseeable future, anticipate paying any cash dividends on our common stock. We intend to retain any earnings for use in our business operations and in the expansion of our business.

         The following is a table with information regarding our equity compensation plans as of June 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans	467,000.30		158,000
approved by security holders

Equity compensation plans	1,060,000.41		--
not approved by security
holders

Total	1,527,000.38		158,000

    A description of the options and warrants issued without shareholder approval is contained in Note 7 Stockholders’ Equity – Stock Options and Warrants – contained in our Notes to Consolidated Financial Statements Except as previously disclosed in our Quarterly Reports on Form 10-QSB and in our Current Reports on Form 8-K, we did not sell any equity securities, warrants, or options during our fiscal year that ended June 30, 2007.

         No repurchases by us of our equity securities were made during the fourth quarter of our fiscal year that ended June 30, 2007.

    Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

         We are an Internet and relationship enabled marketer. The core products that we have sold have been long distance telephone and personal communications services. We have generated revenue in two ways. First, marketing commissions revenue has been generated from a number of vendors who are represented on our agent web sites and for whom we sell their telecommunications and other products and services via contractual agreements. Second, we have generated telecommunications revenue through sales of our proprietary products and services through our agent web sites. The second method of generating revenue is no longer part of our revenue generating activity. Our founder, Kevin E. Anderson who passed away in August 2007 pioneered our Internet based long distance telecommunication marketing opportunity in the 1990’s. We have invested millions of dollars in developing business systems for our independent agent network around the world. To date, over 880,000 customers have purchased telecommunication and personal technology services and products from our websites. Each of the individuals, who are currently registered as our agents, has a website that is replicated from the main www.ld.net site.

         We continue to make a strategic transition in our business profile and delivery of telecommunications products and services. We began our business as an agent, representing and selling the telecommunications services and products of outside vendors primarily to residential users.

         See additional discussion of liquidity and capital resources below.

    Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

    Total revenue for the year ended June 30, 2007 was $5,619,892 compared to $6,245,275 for 2006.  This represents a decrease of $625,383 from that of 2006, or 10%. This decrease reflects decreases in sales of long distance products.

    Marketing commissions expense decreased from $4,225,114 for 2006 to $4,060,520 for 2007, a decrease of $164,594, or 3%. This decrease correlates to a decrease in marketing commissions revenue explained above. The higher percentage increase in marketing commissions expense compared to marketing commissions revenue results from a difference in product mix between the periods and the payment of higher commission expense to certain master sales agents who have been added to our sales agent force to increase volume and sell certain products and services such as cellular products.

    Selling, general and administrative expenses decreased $107,783 or 5% for 2007 compared to 2006. This decrease is largely attributable to the containment of expenses.

    Interest expense for 2007 of $135,891 is higher than the $69,569 for 2006 due to higher average outstanding receivables financing balances during 2007.

    The prior year income taxes included the accounting for providing a valuation allowance for our prior year net operating losses.

    The difference in the loss from discontinued operations from 2006 to 2007 largely reflects the gains totaling $284,995 in 2007 from the sale of the telecommunications accounts and the settlement from the resolution of the liability to a former vendor.

    Seasonality and Economic Conditions

    We do not believe that our current revenue and sales are affected by seasons of the year.

Inflation

    We do not believe that inflation had a material impact on our results of operations for the fiscal years ended June 30, 2007 or 2006.

Liquidity and Capital Resources

    Cash flows generated from operations and from our financing arrangements were sufficient to meet working capital requirements for the year ended June 30, 2007, but may not be sufficient to meet working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $317,547 in losses from continuing operations,  losses of $226,790 from discontinued operations and used $368,145 in cash flows from operating activities for the year ended June 30, 2007. Cash flows generated from financing activities for the year ended June 30, 2007 were $432,116.

    On October 10, 2006, we entered into an agreement with VenCore to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7%. The loan is fully amortizable over 36 months, and was used for working capital purposes. As part of the agreement, we issued to VenCore 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company valued at $5,093. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. We gave VenCore a lien behind Silicon Valley Bank on all of our assets. We paid commitment and documentation fees of $5,500 to VenCore. These fees are being amortized over three years as an adjustment to interest expense. We have classified this loan as current. We have not made the last two monthly payments and VenCore has not yet given us their consent on certain actions we have taken that requires their consent.

    On September 14, 2007, we sold 100% ownership in our subsidiary CBSi, and received the return of 1,246,028 of our common stock as the main consideration. At the time of the sale, CBSi was generating approximately $40,000 per month in operating losses. This sale will alleviate our needs to fund further CBSi operating deficits and will allow us to focus on our core business with our agents.

    On June 15, 2007 and June 28, 2007, BayHill Capital extended to us short-term loans in the amount of $100,000 and $150,000, respectively, for working capital purposes. These Notes bear interest at the rate of 10% per annum, 15% upon default. The notes became convertible in September 2007 at BayHill Capital’s option at a conversion price of the lower of $.05 per share or 80% of the average closing bid price of our common share price for the previous five trading days. Both of these notes are currently due and payable by notice given to us by BayHill Capital and are secured by a subordinated security agreement on all of our assets.

    On September 26, 2007, BayHill Capital extended to us a short-term loan in the amount of $30,000 under similar terms as the previous notes, except this note is due October 13, 2007.

    On October 1, 2007, BayHill Capital gave notice to us of their intent to convert their promissory notes totaling $250,000 as of June 30, 2007 into our common shares. This notice is pending, per subsequent written notice by BayHill Capital, a review of certain effecting conditions to the conversion. For conversion, BayHill Capital is to receive approximately 10,000,000 shares of common stock ($.025 per share) which equals between 46% and 48% of our issued and outstanding common stock. In addition, BayHill Capital has also put forth a proposal to our Board of Directors to change the Board of Directors allowing them to have equal representation on the Board of Directors. This proposal has not been voted upon by the Board of Directors.

           Subsequent to June 30, 2007, Silicon Valley Bank gave us consent to certain actions that required consent, but also indicated their intent to not renew our Receivables Purchase Agreement in March 2008. Because we do not believe we are in compliance with our loan with VenCore we may not be in compliance with our Receivables Purchase Agreement with Silicon Valley Bank.

           There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable us to meet all future obligations or to be able to expand. Our current liabilities of $2,315,234 exceed current assets by $1,477,142. All of our financing arrangements may be considered due and payable given our circumstances. We may not be able to support expenses necessary to keep the company current in its public filings, although BayHill Capital has expressed its intentions to convert its promissory notes and assure that the public filings stay current. BayHill Capital has also expressed their interest in raising money to expand operations, but there can be no assurance of this.

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

Our critical accounting policies are as follows:

      marketing commissions receivable;
      valuation of long-lived assets;
      commissions payable;
      revenue recognition; and
      income taxes

Marketing Commissions Receivable

         Marketing commissions receivable represent amounts due from outside vendors of telecommunication services used by subscribers. Typically outside vendors pay commissions due to us forty five to sixty days after the usage month-end.

         There is no allowance for doubtful accounts as of June 30, 2007 established by us to provide for potential uncollectible accounts as management has written off all receivables determined to be uncollectible as of that date.

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

Recently Issued Accounting Pronouncements

    In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007, which for us is effective for our fiscal 2009 beginning August 1, 2008. We believe the adoption of SFAS 159 will not have a material impact on our results of operations, cash flows or financial condition.

    In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which for us is effective for our fiscal 2009 beginning August 1, 2008. We are currently evaluating the impact of the adoption of SFAS 159 on our results of operations, cash flows or financial condition.

    In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained in audit based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which for us is effective for fiscal 2008 beginning August 1, 2007. Upon adoption, we will record the cumulative effect, if any, of the change in accounting principle as an adjustment to opening retained earnings. We are currently evaluating our tax positions and do not believe the adoption of FIN 48 will not have a material impact on our results of operations, cash flows or financial condition.

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

    COGNIGEN NETWORKS, INC.

    Consolidated Financial Statements
    and
    Independent Auditors’ Report June 30, 2007 and 2006

COGNIGEN NETWORKS, INC.

Table of Contents
Page
Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Financial Statements

Consolidated Balance Sheet	F – 2

Consolidated Statements of Operations	F – 3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)	F – 4

Consolidated Statements of Cash Flows	F – 5

Notes to Consolidated Financial Statements	F – 7

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Cognigen Networks, Inc. Mountlake Terrace, Washington

    We have audited the accompanying consolidated balance sheet of Cognigen Networks, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognigen Networks, Inc. and subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ehrhardt Keefe Steiner & Hottman PC

October 10, 2007 Denver, Colorado

COGNIGEN NETWORKS, INC.

Consolidated Balance Sheet
June 30, 2007

Assets

Current assets
Marketing commissions receivable	$813,540
Other current assets	24,552
Total current assets	838,092

Non-current assets
Deposits and other assets	146,549
Net long term assets of discontinued operations	30,849
Total long term assets	177,398

Total assets	$1,015,490

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$568,135
Accrued liabilities	99,453
Accrued compensation	63,516
Commissions payable	600,309
Financing arrangements	892,866
Net current liabilities of discontinued operations	90,955
Total current liabilities	2,315,234

Other long-term liabilities	1,635
Total liabilities	2,316,869

Commitments and contingencies

Stockholders' deficit
8% Convertible Series A preferred stock, no par value, 20,000,000 shares authorized,
500,000 shares issued and outstanding, $1.00 per share liquidation preference
($688,333 including undeclared dividends)	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 10,535,490 shares issued
and outstanding	10,537
Additional paid-in capital	12,181,545
Accumulated deficit	(13,943,461)
Total stockholders' deficit	(1,301,379)

Total liabilities and stockholders' deficit	$1,015,490

    See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2007	2006
Revenue
Marketing commissions	$5,619,892	$6,245,275

Operating expenses
Marketing commissions	4,060,520	4,225,114
Selling, general and administrative	1,858,388	1,966,171
Depreciation and amortization	18,531	10,050
Total operating expenses	5,937,439	6,201,335
Income (loss) from operations	(317,547)	43,940
Interest expense	(135,891)	(69,569)
Loss from continuing operations before income taxes	(453,438)	(840,932)
Income taxes	-	(815,303)
Loss from continuing operations	(453,438)	(840,932)
Loss from discontinued operations	(226,790)	(467,551)
Net loss	(680,228)	(1,308,483)
Preferred dividends	(40,000)	(40,000)
Net loss attributable to common shareholders	$(720,228)	$(1,348,483)
Basic and diluted weighted average number of common shares outstanding	9,832,029	8,753,972
Basic and diluted loss per common share:
Continuing operations	(.05)	(.10)
Discontinued operations	(.02)	(.05)
Total	$(.07)	$(.15)

See notes to consolidated financial statements.

F - 3

	COGNIGEN NETWORKS, INC.
	Consolidated Statement of Changes in Stockholders' Equity (Deficit)
	For the Years Ended June 30, 2007 and 2006

							Additional		Total
	Preferred Stock				Common Stock		Paid-in	Accumulated	Stockholders'
	Shares		Amount		Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - June 30, 2005	500,000		$450,000		8,753,972	$8,754	$11,954,331	$(11,954,750)	$458,335
Issuance of stock options	-		-		-	-	11,246	-	11,246
Net loss	-		-		-	-	-	(1,308,483)	(1,308,483)
Balance - June 30, 2006	500,000		450,000		8,753,972	8,754	11,954,331	(13,263,233)	(838,902)
Issuance of stock options	-		-		-	-	11,358	-	11,358
Issuance of stock as compensation		-		-	365,698	366	38,864	-	39,230
Acquisition of CBSi, not owned		-		-	1,246,028	1,246	135,917	-	137,163
BayHill stock issuance		-		-	169,792	171	29,829	-	30,000
Net loss	-		-		-	-	-	(680,228)	(680,228)
Balance - June 30, 2007	500,000		$450,000		10,535,490	$10,537	$12,181,545	$(13,943,461)	$(1,301,379)

    See notes to consolidated financial statements.

COGNIGEN NETWORKS, INC.
Consolidated Statements of Cash Flows
	For the Years Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(680,228)	$(1,308,483)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,024	90,050
Provision for doubtful accounts	230,080	87,442
Impairment of investment in CBSi	137,163	-
Issuance of stock as compensation	39,230	-
Issuance of stock options	11,358	11,246
Income tax expense	-	815,303
Changes in assets and liabilities:
Accounts receivable	(229,862)	(113,269)
Commissions receivable	124,869	260,121
Other current assets	27,183	27,173
Deposits and other assets	2,673	279,660
Accounts payable	231,515	63,356
Accrued liabilities	(186,364)	184,262
Accrued compensation	63,516	-
Commissions payable	(197,596)	(236,344)
Other liabilities	3,393	(53,653)
	282,182	1,301,544
Net cash used in continuing operations	(398,046)	(6,939)
Net cash provided by (used in) discontinued operations	29,901	(40,049
Net cash used in operating activities	(368,145)	(46,988)

Cash flows from investing activities
Payments towards acquisition of Cantara Agency	(15,000)	(135,000)
Purchases of property and equipment	(14,404)	(918)
Net cash used in continuing operations	(29,404)	-
Net cash used in discontinued operations	(34,567)	-
Net cash used in investing activities	(63,971)	(135,918)

Cash flows from financing activities
Increase in receivables financing arrangement	182,116	265,750
Increase in secured debt	250,000	-
Payments on deferred commissions	-	(226,068)
Net cash provided by financing activities	432,116	39,682

Net decrease in cash	-	(143,224)
Cash - beginning of year	-	143,224
Cash - end of year	$-	$-

(Continued on following page.)

COGNIGEN NETWORKS, INC. Consolidated Statements of Cash Flows

(Continued from previous page.) Supplemental disclosure of cash flow information:

    Cash paid for interest was $135,891 and $69,569 for 2007 and 2006, respectively.

    During the year ended June 30, 2007 the Company issued 1,246,028 common shares valued at $137,163 for the acquisition of 100% of CBSi. See Notes 2, 3 and 7.

    During the year ended June 30, 2007 the Company issued 169,792 common shares valued at $30,000 to cancel any further obligations to the BayHill Group. See Notes 3, 5 and 7.

    During the year ended June 30, 2007, the Company issued 250,000 common shares valued at $21,875 as compensation to a director of the Company for advisory services. See Note 7.

    During the year ended June 30, 2007, the Company issued 115,698 common shares valued at $17,355 to the law firm of Thomas Smith, former Chief Executive Officer of the company, in consideration for the satisfaction of liabilities approximating this amount on the balance sheet. See Note 7.

COGNIGEN NETWORKS, INC.

    Note 1 - Description of Business and Summary of Significant Accounting Policies

    Cognigen Networks, Inc. (“the Company”) was incorporated in May 1983 in the State of Colorado. The Company is an Internet and relationship enabled marketer. The core products that have been sold have been long distance telephone and personal communications services. Revenue has been generated in two ways. First, marketing commissions revenue has been generated from a number of vendors who are represented on the Company’s agent web sites and for whom the Company sells their products and services via contractual agreements. Second, telecommunications revenue has been generated through sales of the Company’s proprietary products and services through the Company’s agent web sites.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries Intandem Communications Corp. (“Intandem”) and LCM. CBSi is consolidated beginning September 1, 2006. All intercompany accounts and transactions have been eliminated in consolidation.

Cash

    The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts receivable

    Accounts receivable are amounts due from customers of CBSi for sales of services to the QSR industry.

    There is no allowance for doubtful accounts as of June 30, 2007 established by the Company to provide for potential uncollectible accounts receivables determined to be uncollectible as all uncollectible accounts receivable have been written off.

Marketing Commissions Receivable

    Marketing commissions receivable represent amounts due from outside vendors of telecommunication products and services used by subscribers. Typically outside vendors pay commissions due to the Company forty five to sixty days after the usage month-end.

    There is no allowance for doubtful accounts as of June 30, 2007 established by the Company to provide for potential uncollectible accounts receivables determined to be uncollectible as all uncollectible accounts receivable have been written off.

    The Company had marketing commissions revenue from two and three outside vendors that generated a total of approximately 47% and 29%, respectively, of total revenue for the years ended June 30, 2007 and 2006.

    COGNIGEN NETWORKS, INC.

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

    COGNIGEN NETWORKS, INC.

    Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Telecommunications

    Telecommunications pin revenue is recorded when the pins are shipped. The Company's policy is to delay shipment of pins for a short period of time after receipt of cash to allow for processing. This delay results in deferred revenue, which is recorded as a liability until the pins are shipped. Pin revenue includes amounts paid for the cost of the telecommunications services provided by third-party carriers.

    Telecommunications long distance phone service revenue is recorded when services are rendered.

    Other revenue includes primarily the sales of services by CBSi to the QSR market. These sales were included in revenue when the installation was completed for set up fees and when the monthly fees were collected for monthly service charges.

Advertising Costs

    The Company expenses advertising costs as incurred. Total advertising costs for the years ended June 30, 2007 and 2006 were $32,361 and $42,296, respectively.

Loss Per Share

    The Company applies the provisions of SFAS No. 128, "Earnings Per Share". All dilutive potential common shares that have an anti-dilutive effect on diluted per share amounts have been excluded in determining net loss per share. The dilutive effect of stock options, warrants and preferred stock included in the calculation of loss per share on a diluted basis for the years ended June 30, 2007 and 2006 are zero and zero, respectively. 2,027,000 and 1,949,000 of options, warrants, and preferred stock have been excluded from diluted shares for the years ended June 30, 2007 and 2006, respectively, as their affect was anti-dilutive.

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

Recently Issued Accounting Pronouncements

    In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS 159"), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however the amendment to SFAS 11559 applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007, which for us is effective for our fiscal 2009 beginning August 1, 2008. The Company believes the adoption of FIN 48 will not have a material impact on it's results of operations, cash flows or financial condition.

    COGNIGEN NETWORKS, INC.

    Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

    In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which for us is effective for our fiscal 2009 beginning August 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 159 on our results of operations, cash flows or financial condition.

    In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained in audit based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which for us is effective for fiscal 2008 beginning August 1, 2007. Upon adoption, we will record the cumulative effect, if any, of the change in accounting principle as an adjustment to opening retained earnings. The Company is currently evaluating its tax positions and does not believe the adoption of FIN 48 will not have a material impact on it’s results of operations, cash flows or financial condition.

Reclassifications

    Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Note 2 – Discontinued Operations

LowestCostMall

    In July 2005, the Company formed LowestCostMall.com (“LCM”) an online shopping website. In July 2006, the Company terminated it’s agreement with Vcommerce, and shut down LCM operations. In June 2007, the Company reached an agreement with Vcommerce in which the company paid Vcommerce $60,000 for satisfaction of approximately $112,000 of liabilities payable to Vcommerce for a gain on satisfaction of $52,714.

Cognigen Business Systems, Inc.

    On July 7, 2006, the Company incorporated a wholly owned subsidiary called Cognigen Business Systems, Inc. (“CBSi”). Through CBSi the Company provided integrated broadband voice, data, video, and management communication and control support services to the quick service retail (“QSR”) industry through an integrated suite of services known as Retail Technologies CO-Op (“RTC”). CBSi was formed by entry into an agreement with Anza Borrego Partners, Inc. (“ABP”) pursuant to which the Company agreed to purchase two shares of CBSi for $50,000 and ABP agreed to purchase two shares of CBSi in exchange for contributing to CBSi all of ABP’s assets (including intellectual property) used, developed, or to be used in connection with its business plan for providing RTC services to the QSR industry, including ABP’s pilot installations in various Subway restaurants located in San Diego County and Oregon. The four shares of CBSi constituted all of the outstanding stock of CBSi.

    In connection with the formation of CBSi, the Company also obtained the option, exercisable through September 7, 2006; to purchase ABP’s two shares of CBSi upon issuance to ABP of 1,246,028 shares of the Company’s restricted common stock. Pursuant to the terms of the option, the Company was also obligated to deliver to ABP that number of shares of the Company’s restricted common stock as are equal to 5% of the pretax income of CBSi for the fiscal years ending June 30, 2007, 2008 and 2009. Such common stock delivered to ABP will be valued at the average market trading value of the common stock for the previous 20 trading days prior to the end of each fiscal year. On September 1, 2006, the Company exercised its option to purchase 100% of CBSi not at that time owned.

COGNIGEN NETWORKS, INC.

Note 2 – Discontinued Operations (continued)

    On September 14, 2007, the Board of Directors agreed to sell its 100% ownership in CBSi to Carl Silva and ABP, for 1,246,028 shares of Cognigen common stock valued at $56,196 and the retention of $30,844 of CBSi related accounts payable. The consideration was calculated to be $42,984 after considering the net assets of CBSi given up, the retention of accounts payable and the value of the common stock received. The decision to sell the ownership in CBSi was based on CBSi’s inability to generate enough cash flows to cover operational deficits. In conjunction with this sale, the employment agreement and all benefits related thereto with Carl Silva were terminated and or relinquished. All other agreements with ABP were also terminated in relation to delivering to ABP shares of common stock based on pretax income for CBSi that was included in the original agreement with Carl Silva and ABP. The 1,246,028 common shares of the Company received in the transaction were cancelled.

Sale of Proprietary Telecommunications Accounts

    On October 13, 2006, the Company agreed to sell its interest in the majority of its telecommunications one plus accounts for which it records telecommunications revenue through sales of proprietary products and services. The sales price offered to the Company and agreed to by the Board of Directors was 1.5 multiplied by monthly revenue of said accounts from the third full monthly billing cycle. The buyer paid $200,000 down and is due to pay us the remainder of approximately $16,000. The sales price was determined reasonable by management based on other similar proposals received for the same assets and based on industry trends. The proceeds were used as working capital for the Company and towards operational start up activities in its subsidiary CBSi The Company recognized a gain on the sale of these assets of $232,281, net of approximately $9,000 in commissions.

    The following is financial information as of June 30, 2007 relative to discontinued operations described above.

Current assets
Accounts receivable	$32,127
Other assets	9,932
Total current assets	42,059

Current liabilities
Accounts payable	16,374
Accrued liabilities	88,140
Accrued compensation	28,500
133,014
Net current liabilities	$90,955
Long term assets
Property and equipment	$30,723
Deposits and other assets	7,344
Total long term assets	38,067

Long term liabilities
Other	7,218

Net long term assets	$30,849

    COGNIGEN NETWORKS, INC.

	Year Ended June 30, 2007	Year Ended June 30, 2006

Total revenue	$1,462,665	$3,862,123
Operating expenses	1,974,450	4,329,674
Income from operations	$(511,785)	$(467,551)
Other non operating	284,995	-
Income taxes	-	-
Net loss	$(226,790)	$(467,551)

Note 3 – Management’s Plan

    Cash flows generated from operations and from the Company’s receivables financing arrangement were sufficient to meet working capital requirements for the year ended June 30, 2007, but may not be sufficient to meet working capital requirements for the foreseeable future or provide for expansion opportunities. The Company incurred $317,547 in losses from continuing operations, losses of $226,790 from discontinued operations and used $368,145 in cash flows for operating activities for the year ended June 30, 2007. Cash flows generated from financing activities for the year ended June 30, 2007 were $432,116.

    On October 10, 2006, the Company entered into an agreement with VenCore Solutions, LLC (“VenCore”) to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7% . The loan is fully amortizable over 36 months, and was used for working capital purposes. As part of the agreement, the Company issued to VenCore 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company valued at $5,093. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company granted VenCore a lien behind Silicon Valley Bank on all assets of the Company. Commitment and documentation fees of $5,500 were paid to VenCore. These fees are being amortized over three years as an adjustment to interest expense. The Company has classified this loan as current. The Company has not made the last two monthly payments and VenCore has not yet given the Company its consent on certain actions the Company has taken that require their consent.

    On September 14, 2007, the Company sold 100% ownership in its subsidiary CBSi and received 1,246,028 of its common stock as its main consideration. At the time of the sale, CBSi was generating approximately $40,000 per month in operating losses. This sale will alleviate the Company’s needs to fund CBSi’s operating deficits and will allow it to focus on its core business with its agents.

    On June 15, 2007 and June 28, 2007, BayHill Capital extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively, and was used for working capital purposes. These Notes bear interest at the rate of 10% per annum, 15% upon default. The notes became convertible in September 2007 at BayHill Capital’s option at a conversion price of the lower of $.05 per share or 80% of the average closing bid price of the Company’s common share price for the previous five trading days. Both of these notes are currently due and payable by notice given to the Company by BayHill Capital and are secured by a subordinated security agreement on all the assets of the Company.

         COGNIGEN NETWORKS, INC.

    Note 3 – Management’s Plan (continued)

    On September 26, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $30,000 under similar terms as the previous notes, except this note is due October 13, 2007.  This note was used for working capital purposes.

    On October 1, 2007 BayHill Capital gave notice to the Company of their intent to convert their promissory notes totaling $250,000 as of June 30, 2007 into common shares of the Company. This notice is pending, per subsequent written notice by BayHill Capital, a review of certain effecting conditions to the conversion. For conversion, BayHill Capital is to receive approximately 10,00,000 shares of common stock ($.025 per share) which equals between 46% to 48% of the then issued and outstanding common stock of the Company. In addition, BayHill Capital has also put forth a proposal to the Company’s Board of Directors to change the Board of Directors allowing them to have equal representation on the Board of Directors. This proposal has not been voted upon by the Board of Directors.

    Subsequent to June 30, 2007, Silicon Valley Bank gave the Company consent to certain actions that required consent, but also indicated their intent to not renew the Receivables Purchase Agreement in March 2008. Because the Company does not believe it is in compliance with its loan with VenCore the Company may not be in compliance with the Receivables Purchase Agreement with Silicon Valley Bank.

    There can be no assurance that the Company will be able to secure additional debt or equity financing, that the Company will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable us to meet all future obligations or to be able to expand. The Company’s current liabilities of $2,315,234 exceed current assets by $1,477,142. All of our financing arrangements may be considered due and payable given our circumstances. The Company is not able to support the expenses necessary to keep the company current in its public filings, although BayHill Capital has expressed its intentions to convert its promissory notes and assure that the public filings stay current. BayHill Capital has also expressed their interest in raising money to expand operations.

Note 4 - Property and Equipment

    Property and equipment consist of the following as of June 30, 2007:

Equipment	$23,456
Computer equipment	13,572
37,028
Less accumulated depreciation	(6,305)

$30,723

    All property and equipment relate to discontinued operations.

Note 5 – Financing Arrangements

    The following consists of the Company’s receivables financing arrangement and promissory notes payables as of June 30, 2007:

Receivables Purchase Agreement	$436,555
Secured Term Loan with VenCore	206,311
Convertible Secured Promissory Notes with BayHill Capital	250,000
$892,866

         COGNIGEN NETWORKS, INC.

    Note 5 – Financing Arrangements (continued)

Receivables Purchase Agreement

    This represents the amount of marketing commissions receivables that have been pledged under an Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,250,000 in marketing commissions receivable (reduced to $1,000,000 subsequent to June 30, 2007) to be used as collateral for advances under the Receivables Purchase Agreement of which 80% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.5% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works as a condition to the Receivables Purchase Agreement. The Receivables Purchase Agreement contain certain positive and negative covenants as defined, including but not limited to, the bank’s approval to the disposition of assets, change in ownership and additional indebtedness. Facility, audit and due diligence fees were paid to the bank upon renewal of this Receivables Purchase Agreement in March of 2007 of approximately $7,000. This amount is being amortized into interest expense over one year. The Receivables Purchase Agreement expires March 24, 2008. Subsequent to June 30, 2007, Silicon Valley Bank gave the Company consent to certain actions that required consent, but also indicated their intent to not renew the Receivables Purchase Agreement in March 2008. Because the Company does not believe it is in compliance with its loan with VenCore the Company may not be in compliance with the Receivables Purchase Agreement with Silicon Valley Bank

Secured Term Loan with VenCore Solutions, Inc.

    On October 10, 2006, the Company entered into an agreement with VenCore to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7%. The loan is fully amortizable over 36 months and was used for working capital purposes. The term loan contains certain covenants as defined, which include but are not limited to, VenCore’s approval of the disposition of assets, additional liens on assets and the change of debtors. As part of the agreement, the Company issued to VenCore 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company valued at $5,093. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company granted VenCore a lien behind Silicon Valley Bank on all assets of the Company. Commitment and documentation fees of $5,500 were paid to VenCore. These fees are being amortized over three years as an adjustment to interest expense. The Company has classified this loan as current. The Company has not made the last two monthly payments and VenCore has not yet given the Company its consent on certain actions the Company has taken that require their consent.

    Secured Promissory Notes with BayHill Capital

    On June 15, 2007 and June 28, 2007, BayHill Capital extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively, and was used for working capital purposes. These Notes bear interest at the rate of 10% per annum, 15% upon default. The notes became convertible in September 2007 at BayHill Capital’s option at a conversion price of the lower of $.05 per share or 80% of the average closing bid price of the Company’s common share price for the previous five trading days. Both of these notes are currently due and payable by notice given to the Company by BayHill Capital and are secured by a subordinated security agreement on all the assets of the Company. The conversion feature within the promissory notes was triggered in September 2007. As a result, subsequent to June 30, 2007, the Company will reflect a beneficial conversion feature in stockholders equity of approximately $150,000 and an offset to the statement of operations for this same amount.

COGNIGEN NETWORKS, INC.

Note 5 - Financing Arrangements (continued)

    On September 26, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $30,000 under similar terms as the previous notes, except this note is due October 13, 2007.  This loan was used for working capital purposes.

    On October 1, 2007 BayHill Capital gave notice to the Company of their intent to convert their promissory notes totaling $250,000 as of June 30, 2007 into common shares of the Company. This notice is pending, per subsequent written notice by BayHill Capital, a review of certain effecting conditions to the conversion. For conversion, BayHill Capital is to receive approximately 10,000,000 shares of common stock ($.025 per share) which equals between 46% and 48% of the then issued and outstanding common stock of the Company. In addition, BayHill Capital has also put forth a proposal to the Company’s Board of Directors to change the Board of Directors allowing them to have equal representation on the Board of Directors. This proposal has not been voted upon by the Board of Directors.

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

    The Company's temporary differences result primarily from differing depreciation and amortization periods of certain assets, provision for doubtful accounts, net operating loss carryforwards and the recognition of certain expenses for financial statement purposes and not for tax purposes. The Company has approximately $3,280,000 of net operating loss carryforwards, which expire in varying amounts through 2027, if unused.  There may be limitations to using these net operating loss carryforwards if there is a signficant change in ownership of the Company.

    Temporary differences and carryforwards giving rise to a significant portion of deferred tax assets (liabilities) are as follows at June 30, 2007:

Current
Fixed assets	$54,078
Accrued compensation	31,285
Allowance for doubtful accounts	7,296
Vacation accruals	8,367
Long-term
Provision on subsidiary investment	46,635
Net operating loss carryforwards	1,061,033
Other	21,561
Valuation allowance	(1,230,255)

$-

    The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

Note 6 - Income Taxes (continued)

	For the Years Ended
	June 30,
	2007	2006

Income tax expense (benefit) at the statutory rate	$(231,278)	$(210,063)
State and local income taxes, net of federal income tax	-	-
Change in valuation allowance	253,178	1,018,732
Nondeductible expenses	2,726	7,317
Other	(24,626)	$-

Deferred income tax expense (benefit)	$-	$815,303

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

Note 7 - Stockholders' Equity

Preferred Stock

    As of June 30, 2007, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A.

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

    Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $188,333 as of June 30, 2007. The outstanding Convertible Series A Preferred Stock automatically converts to 500,000 common shares on October 14, 2007.

COGNIGEN NETWORKS, INC.

Note 7 - Stockholders' Equity (continued)

Common Stock BayHill Group Agreement

    On November 22, 2005, the Company and the BayHill Group LC (“BayHill”) entered into an agreement whereby BayHill agreed to provide services to assist the Company in developing business strategies and other corporate matters, including assisting the Company in its strategic planning activities, raising capital, finding companies for the Company to acquire, assisting the Company in its investor relations activities and serving in various interim management capacities as requested.

    By mutual agreement in May of 2006, BayHill and the Company agreed to terminate the agreement. In September 2006, BayHill and the Company agreed to issue to BayHill 169,792 restricted common shares of Cognigen in return for canceling any further financial obligations Cognigen had to BayHill under the original agreement and canceling any outstanding warrants given to BayHill. These restricted common shares have piggyback rights and a one time demand right to register if the Company is able to bring in $5,000,000 in equity or new funding.

BayHill Capital

    On October 1, 2007 BayHill Capital gave notice to the Company of their intent to convert their promissory notes totaling $250,000 as of June 30, 2007 into common shares of the Company. See Note 5. This notice is pending, per subsequent written notice by BayHill Capital, a review of certain effecting conditions to the conversion. For conversion, BayHill Capital is to receive approximately 10,000,000 shares of common stock which equals between 46% to 48%% of the then issued and outstanding common stock of the Company. In addition, BayHill Capital has also put forth a proposal to the Company’s Board of Directors to change the Board of Directors allowing them to have equal representation on the Board of Directors. This proposal has not been voted upon by the Board of Directors.

Cognigen Business Systems, Inc.

    On July 7, 2006, the Company incorporated a wholly owned subsidiary called CBSi. Through CBSi the Company provided integrated broadband voice, data, video, and management communication and control support services to the QSR industry through an integrated suite of services known as RTC. CBSi was formed by entry into an agreement with ABP pursuant to which the Company agreed to purchase two shares of CBSi for $50,000 and ABP agreed to purchase two shares of CBSi in exchange for contributing to CBSi all of ABP’s assets (including intellectual property) used, developed, or to be used in connection with its business plan for providing RTC services to the QSR industry, including ABP’s pilot installations in various Subway restaurants located in San Diego County and Oregon. The four shares of CBSi constituted all of the outstanding stock of CBSi.

    In connection with the formation of CBSi, the Company also obtained the option, exercisable through September 7, 2006; to purchase ABP’s two shares of CBSi upon issuance to ABP of 1,246,028 shares of the Company’s restricted common stock. Pursuant to the terms of the option, the Company was also obligated to deliver to ABP that number of shares of the Company’s restricted common stock as are equal to 5% of the pretax income of CBSi for the fiscal years ending June 30, 2007, 2008 and 2009. Such common stock delivered to ABP will be valued at the average market trading value of the common stock for the previous 20 trading days prior to the end of each fiscal year. On September 1, 2006, the Company exercised its option to purchase 100% of CBSi not at that time owned.

         COGNIGEN NETWORKS, INC.

    Note 7 - Stockholders' Equity (continued)

    As stated in Notes 2 and 3, on September 14, 2007, the Board of Directors agreed to sell its 100% ownership in CBSi to Carl Silva and ABP for the return of 1,246,028 shares of Cognigen common stock valued at $56,196 and the retention of $30,844 of CBSi related accounts payable. The consideration was calculated to be $42,984 after considering the net assets of CBSi given up, the retention of accounts payable and the value of the common stock received. The decision to sell the ownership in CBSi was based on CBSi’s inability to generate enough cash flows to cover operational deficits. In conjunction with this sale, the employment agreement and all benefits related thereto with Carl Silva were terminated and or relinquished. All other agreements with ABP were also terminated in relation to delivering to ABP shares of common stock based on pretax income for CBSi that was included in the original agreement with Carl Silva and ABP. The 1, 246,028 common shares of the Company received in the transaction were cancelled.

Other issuances of common stock

    In June 30, 2007, the Company issued 115,698 common shares valued at $17,355 to the law firm of Thomas Smith, former Chief Executive Officer of the Company, in consideration for the satisfaction of liabilities approximating this amount on the balance sheet. See Note 8. Subsequent to June 30, 2007, the Company issued 57,712 common shares of the Company’s stock in satisfaction of approximately $10,000 of liabilities on the balance sheet as of June 30, 2007.

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

    In June 2007, the Board of Directors granted 130,000 options to non-employee directors of the Company. 30,000 of these options vested immediately and are exercisable at $.09 per share and expire five years from the date of grant. 100,000 of these options, along with $7,500 per month for four months beginning June 15, 2007, were issued to one director as part of an advisory fee for additional services rendered to the Board. These shares vest over three years. This one director also received 250,000 shares of common stock of the company as part of the compensation for the advisory services. The Company has included $11,358 in general and administrative expenses for the issuance of these options based on a calculation using the Black-Scholes Model. The company has also included $21,875 in general and administrative expenses for the issuance of the common shares to the director for advisory services based on a calculation using the Black-Scholes Model. The following represents assumptions used in the calculation of the Black-Scholes Model.

Note 7 - Stockholders' Equity (continued)

2007		2006
Approximate risk free rate	6.0%	4.0%
Average expected life	2.5	2.5
Volatility	0%	0
Nondeductible expenses	63%	56%
Estimated fair value of total operations granted	$11,358	$11,246

    In June 2006, the Company granted to employees, options to purchase 335,000 shares of common stock of the Company, including 200,000 to the chief financial officer and acting chief executive officer. These options vest over three years, are exercisable at $.10 per share and expire in five years from the date of grant.

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

    The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding - June 30, 2005	500,000	$.34
Granted	415,000.22
Forfeited/canceled	(16,000)	.42
Exercised	-	-

Outstanding - June 30, 2006	899,000.28
Granted	130,000.14
Forfeited/canceled	(127,000)	.21
Exercised	-	-

Outstanding - June 30, 2007	902,000	$.27

Note 7 - Stockholders' Equity (continued) Stock Options (continued

    The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*

$0.09- .35	580,000.15		3.36	288,332.18
$0.36- .39	150,000.37		1.8	150,000.37
$0.40- .44	37,000.42		.72	37,000.42
$0.45- .52	55,000.50		.53	55,000.50
$0.53- .71	80,000.71		2.5	80,000.71

Total - June 30, 2006	902,000	$.27	2.75	610,332	$.34

    *Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding - June 30, 2005	1,050,000	.78
Issued	437,500	.23
Forfeited/canceled	(937,500)	.64
Exercised	-	-

Outstanding - June 30, 2006	550,000	.59
Issued	75,000	.12
Forfeited/canceled	-	-
Exercised	-	-

Outstanding - June 30, 2007	625,000	$.53

    All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 1.4 years.

Note 8 - Commitments and Contingencies

Operating Leases

    The Company leases office space under operating lease agreements. Rent expense for these leases for the years ended June 30, 2007 and 2006 was approximately $ 122,195 and $95,331, respectively. Future minimum lease payments under these leases are approximately as follows:

Year Ending June 30,

2008	$102,966
2009	106,166
2010	45,965
2011	-

$255,097

LowestCostMall

    In July 2005, the Company formed LowestCostMall.com (“LCM”) an online shopping website. In July 2006, the Company terminated it’s agreement with Vcommerce, and shut down LCM operations. In June 2007, the Company reached an agreement with Vcommerce in which the company paid Vcommerce $60,000 for satisfaction of approximately $112,000 of liabilities payable to Vcommerce for a gain on satisfaction of $52,714.

Note 9 – Related Party Activity

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

    As consideration for the return of the 2,712,500 shares to us, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by our customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the years ended June 30, 2007 and 2006, the Company paid Cantara $392,194 and $511,124 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month.

Note 9 – Related Party Activity (continued)

    Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc. (continued)

    Prior to September 30, 2005, commission payments earned by Cantara were reflected as a reduction in the deferred commissions payable. After this, the payments earned by Cantara were reflected as commission expense. The increase in commissions expense had the payments, paid under the Stock Redemption Agreement, prior to September 30, 2005 been accounted for as commissions expense rather than a reduction to deferred commissions payable is reflected in proforma data in Note 1.

    In March 2003 the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc to provide expanded consulting and technical/administrative services. For the years ended June 30, 2007 and June 30, 2006, the Company paid Kevin E. Anderson Consulting, Inc. $54,000 and $54,980, respectively, pursuant to the consulting agreement.

    For the years ended June 30, 2007 and June 30, 2006, Cognigen also paid members of Kevin E. Anderson’s family $46,944 and $54,610 in agent commissions, respectively.

    On December 9, 2005, the Company entered into an agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $150,000 as of June 30, 2007. Under the Stock Purchase Agreement, the Stock Redemption Agreement was to terminate if the Company pays AFT a total of $1,500,000 by March 15, 2011 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. AFT continued to receive 100% of the amount due to the Cantara Agency until December 29, 2006, at which time the Company will began receiving 10% of commission due. Thereafter, the percentage that the AFT received was to reduce as the Company made additional payments. The Company had the right to prepay any unpaid amounts due at any time and stop all payments to the AFT under the Stock Redemption Agreement. Given cash flow considerations, in January 2007 the Company decided to terminate payments under the Cantara Purchase Agreement. The Company owns 10% of the commission payment to the AFT, however, it no longer has a right to purchase the remaining 90% at this time. The $150,000 has been disclosed as a deposit on the balance sheet and is being amortized to commission expense over five years in accordance with the 10% ownership of the commission payments to Cantara.

    Kevin E. Anderson passed away in August 2007. The consulting services he was performing for the Company are now being performed either by Company personnel or other consultants.

Note 8 – Related Party Activity (continued)

    Consulting Arrangements with Combined Telecommunications Consultancy, Ltd. and Commission Payments to Telkiosk, Inc.

    The Company previously had an agreement with Combined Telecommunications Consultancy, Ltd. (CTC), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC received a percentage of a transaction if CTC introduced a transaction to the Company and was paid a consulting fee of $150 per hour for providing consulting services to the Company. Although this agreement was not formally renewed, it is the Company’s intentions to pay CTC under the same structure for any services rendered to the Company. During the fiscal years ending June 30, 2007 and June 30, 2006, the Company paid CTC approximately $9,000 and $0, respectively, in consulting fees.

Payments to Former Chief Executive Officer

    Thomas S. Smith resigned as the Company’s Chief Executive Officer in September 2005. After Mr. Smith resigned, the Company had an oral agreement with Thomas S. Smith pursuant to which the Company retained Mr. Smith or any law firm with which he became associated with to provide certain legal services to the Company on a monthly retainer of $12,500 per month. The agreement was terminable upon 60 days by written notice by either party which notice was given by the Company to Mr. Smith on December 22, 2005. After this date, the Company continued to use law firms which Mr. Smith was associated for legal services which amounted to $59,821 through June 30, 2006 and $48,385 for the year ended June 30, 2007.

    Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

         Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and our Chief Financial Officer, he has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that these disclosure controls are effective and provide reasonable assurance that we can collect, process and disclose, within the time periods specified in the Commission’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

         The Company did not maintain effective controls over its process to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with GAAP. Specifically, the Company did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness, accuracy and timely preparation and review of its consolidated financial statements and disclosures, including discontinued operations, the statement of cash flows, income taxes and certain footnotes. This control deficiency resulted in adjustments to the presentation in its consolidated financial statements for the year ended June 30, 2007, and additional disclosures to these 2007 consolidated annual financial statements to correct the aforementioned presentation and disclosures.

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

         Our certifying officer believes that the lack of segregation of duties constitutes a material weakness because of the lack of personnel in place to help mitigate exposure. We are a small company and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties.

          Thus we believe we have material weaknesses in our internal control structure because of the lack of segregation of duties and effective control over our process of enduring the complete, accurate and timely preparation of our consolidated financial statements.

Item 8B. Other Information.

None

PART III

         The information required by Items 9 through 12 and Item 14 is incorporated by reference to our definitive proxy statement or definitive information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy statement or definitive information statement with the Securities and Exchange Commission on or before October 30, 2007. If not, we will file an amendment to this Form 10-KSB to add such information.

Item 13. Exhibit

Exhibits and Index of Exhibits.

EXHIBIT NO.	DESCRIPTION AND METHOD OF FILING

2.1	Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G. Lucas, Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 19, 2005).

10.1	Purchase Agreement among us, Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

10.4	Stock Redemption Agreement dated November 30, 2001 between us, the Anderson Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits A and B) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2001).

10.5	Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between us and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.6	Consultancy Engagement Agreement dated September 9, 2002, by and between us and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

10.7	Modified Supplemental Consulting Engagement letter dated March 4, 2003 between us and Kevin Anderson (incorporated by reference to our amended Annual Report on Form 10- KSB/A for the year ended June 30, 2003).

10.8	Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

10.9	Amendment dated September 9, 2004, to Consulting Engagement Agreement between us and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.10	Accounts Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10- KSB for the fiscal year ended June 30, 2004).

10.11	Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to our Current Report on Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.15	Agreement dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group LLC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2006).

10.17	Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2006).

10.18	Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19	Common Stock Purchase Agreement, dated July 7, 2006, among us, Anza Borrego Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2006).

10.20	Termination Agreement, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2006).

10.21	Settlement Agreement and Mutual Release, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2006).

10.22	Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006)

10.23	Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006)

10.24	Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

10.25	Secured Subordinated Promissory Note for $100,000 dated June 15, 2007, between us and BayHill Capital, LLC, including Security Agreement.

10.26	Secured Subordinated Promissory Note for $150,000 dated June 28, 2007, between us and BayHill Capital, LLC, including First Amendment to Security Agreement.

10.27	Secured Subordinated Promissory Note for $30,000 dated June 15, 2007, between us and BayHill Capital, LLC, including Second Amendment to Security Agreement.

10.28	Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza Borrego Partners, Inc.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2007

COGNIGEN NETWORKS, INC.

/s/ Gary L. Cook _____ Gary L. Cook, Acting Chief Executive Officer and Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary L. Cook	Director	October 12, 2007
Gary L. Cook

Director
David L. Jackson

/s/ George Rebensdorf	Director	October 12, 2007
George Rebensdorf

/s/ Christopher R. Seelbach	Director	October 12, 2007
Christopher R. Seelbach

/s/ James H. Shapiro	Director	October 12, 2007
James H. Shapiro

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION AND METHOD OF FILING

2.1	Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G. Lucas, Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 19, 2005).

10.1	Purchase Agreement among us, Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

10.4	Stock Redemption Agreement dated November 30, 2001 between us, the Anderson Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits A and B) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2001).

10.5	Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between us and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.6	Consultancy Engagement Agreement dated September 9, 2002, by and between us and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

10.7	Modified Supplemental Consulting Engagement letter dated March 4, 2003 between us and Kevin Anderson (incorporated by reference to our amended Annual Report on Form 10- KSB/A for the year ended June 30, 2003).

10.8	Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

10.9	Amendment dated September 9, 2004, to Consulting Engagement Agreement between us and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.10	Accounts Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10- KSB for the fiscal year ended June 30, 2004).

10.11	Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to our Current Report on Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.15	Agreement dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group LLC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2006).

10.17	Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2006).

10.18	Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19	Common Stock Purchase Agreement, dated July 7, 2006, among us, Anza Borrego Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2006).

10.20	Termination Agreement, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2006).

10.21	Settlement Agreement and Mutual Release, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2006).

10.22	Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006)

10.23	Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006)

10.24	Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

10.25	Secured Subordinated Promissory Note for $100,000 dated June 15, 2007, between us and BayHill Capital, LLC, including Security Agreement.

10.26	Secured Subordinated Promissory Note for $150,000 dated June 28, 2007, between us and BayHill Capital, LLC, including First Amendment to Security Agreement.

10.27	Secured Subordinated Promissory Note for $30,000 dated June 15, 2007, between us and BayHill Capital, LLC, including Second Amendment to Security Agreement.

10.28	Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza Borrego Partners, Inc.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries

31	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a).

32	Certification of Chief Executive and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.