Form 10KSB/A
period 2007-06-30
COGNIGEN NETWORKS INC
filed 2007-10-18
CIK 726293

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

EXPLANATORY NOTE

      This Amendment  is made solely to include Exhibits 31 and 32, required by the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the Form 10-KSB previously filed. No other changes on Form 10-KSB have been made in this filing.

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