Form 10KSB/A
period 2007-06-30
COGNIGEN NETWORKS INC
filed 2007-10-29
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-11730

COGNIGEN NETWORKS, INC.
(Name of small business issuer in its charter)

COLORADO	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
9800 Mount Pyramid Court, Ste 400
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (303) 209-6254

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

Documents Incorporated by Reference

       None.

     Transitional Small Business Disclosure Format     Yes    ☐     No  ☒

	TABLE OF CONTENTS

PART I
	Description of Business	*
ITEM 2.	Description of Property	*
ITEM 3.	Legal Proceedings	*
ITEM 4.	Submission of Matters to a Vote of Security Holders	*

PART II		*

ITEM 5.	Market for Common Equity and Related Stockholder Matters	*
ITEM 6.	Management’s Discussion and Analysis or Plan of Operation	*
ITEM 7.	Financial Statements	*
ITEM 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	*
ITEM 8A.	Controls and Procedures	*
ITEM 8B.	Other Information	*

PART III		3

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with
	Section 16(A) of the Exchange Act	3
ITEM 10.	Executive Compensation	7
ITEM 11.	Security Ownership Of Certain Beneficial Owners and Management and
	Related Stockholder Matters	9
ITEM 12.	Certain Relationships and Related Transactions	10
ITEM 13.	Exhibits	11
ITEM 14.	Principal Accountant Fees and Services	14

EXPLANATORY NOTE

*The information required by Parts I and II, Items 1 through 8, was set forth in our Annual Report on Form 10-KSB that was filed on October 15, 2007, as amended by the Form 10-KSB/A-1, filed October 18, 2007 (filed solely to include Exhibits 31 and 32, required by the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the Form 10-KSB). This Form 10-KSB/A-2 contains only that information required by Part III, Items 9 through 14, of Form 10-KSB and does not otherwise amend, modify or alter, in any manner, our Annual Report on Form 10-KSB as previously filed on October 15, 2007, as amended by the Form 10-KSB/A-1, filed October 18, 2007 (filed solely to include Exhibits 31 and 32, required by the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the Form 10-KSB).

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Current Directors

     The name, position with us, age of each of our current directors and the period during which each of our current directors has served as one of our directors are as follows:

Name and Position	Age	Director Since
Robert K. Bench (2)	58	2007
Gary L. Cook (2)	49	2003
David L. Jackson (1)(2)	69	1995
George O. Rebensdorf (3)	53	2007
Christopher R. Seelbach (3)(4)	68	2001

(1)	Member of our Compensation Committee.
(2)	Member of our Executive Committee.
(3)	Member of our Audit Committee.
(4)	Christopher R. Seelbach has been determined by our Board of Directors to be the financial expert on our Audit Committee. Christopher R. Seelbach is independent within the meaning of Rules 4200(a) and 4350(d) of the NASDAQ Stock Market.

     Robert K. Bench has been one of our directors since October 26, 2007, when he accepted appointment as a Board Member and Chief Executive Officer. Mr. Bench is the co-founder and has been a principal of BayHill Group since 1999. BayHill Group, which controls BayHill Capital, LLC, is a private investment strategy firm, focused on obtaining investment capital for business growth, recapitalizing equity structures, finalizing new technology acquisitions, managing private and public companies, restructuring and reorganizing business units, defining and executing new growth strategies. Prior to co-founding BayHill Group, from 1996 to 1999, Mr. Bench served as the Chief Financial Officer of Sento Corporation, a public company that provides outsourcing of technical consulting, systems integration, training, and technical call center support in the IT industry. From 1991 to 1995, Mr. Bench served as President of Cerprobe Corporation (CRPB)/ Fresh Test Technology Company, and from 1995 to 1996 served as its Chief Financial Officer. From 1986 to 1991 Mr. Bench served as the Chief Financial Officer of Axent Technologies. From 1983 to 1986, Mr. Bench was a Financial Principal with Cannon Securities. From 1981 to 1983 Mr. Bench was a Contract Administrator for International Bechtel, Inc. From 1977 to 1981, Mr. Bench serve as CFO of NP Energy Corporation. Prior thereto, from 1973 to 1977, Mr. Bench was a certified public accountant with KPMG Peat Marwick. Mr. Bench received his Bachelor of Science in Accounting from Utah State University.

     Gary Cook Since October 2005 until October 26, 2007, Mr. Cook served as our Acting President and Acting Chief Executive Officer. Mr. Cook continues to serve as one of our directors and has been a director since June 2003. Mr. Cook has been our Secretary since April 2004, and our Chief Financial Officer and Treasurer since March 2003. Mr. Cook was our Senior Vice President from March 2003 until September 2005 and one of our directors from October 2002 until March 2003. From June 2002 to March 2003, Mr. Cook was an independent financial consultant. From February 1998 to June 2002, Mr. Cook was the Secretary and Treasurer of eVision International, Inc., and was Chief Financial Officer of eVision International, Inc. from September 1998 to June 2002. From 1998 to June 2002, Mr. Cook was Chief Financial Officer, Treasurer and a director of American Frontier Financial Corporation, a wholly-owned subsidiary of eVision International, Inc. American Frontier Financial Corporation filed for Bankruptcy in October 2001. The bankruptcy filing was dismissed in April 2002. From 1994 to 1996, Mr. Cook was principal of a small business venture in which he had majority ownership, and from 1982 to 1994, he was an auditor with KPMG, LLP. Mr. Cook graduated from Brigham Young University.

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

     George O. Rebensdorf has been one of our directors since June 2007, when he was appointed to be the Vice Chairman of the Board of Directors. Mr. Rebensdorf serves on our Audit Committee. Since 1995 Mr. Rebensdorf has been a partner with E/W Capital LLC, an investment advisory firm with offices in New York, New York and Newport Beach, California. From 1987 to 1995, Mr. Rebensdorf was a general partner of Telenational Communications, a pioneering telecom service provider offering services in the United States, Europe, Central America, and Asia. From 1995 to 1996, he then served as Senior Vice President, External Affairs of MIDCOM Communications, Inc., where he managed mergers, acquisition, and corporate finance matters for the company. In 1996, Mr. Rebensdorf formed his own company, The Rebensdorf Group, Inc. ("TRGI"), which provides management consulting, investment banking, and regulatory compliance services to the telecommunications and technology industries. Mr. Rebensdorf has been the sole owner and the President of TRGI since he formed it. Mr. Rebensdorf and TRGI participated in over 50 mergers and acquisitions, and served as advisors in public and private financings. TRGI has also successfully sold and/or liquidated assets of over twenty (20) telecommunications and technology companies. Mr. Rebensdorf graduated magna cum laude from Arizona State University, and holds a Juris Doctor degree from Creighton University School of Law.

     None of our directors is a director of any other entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or that is subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934.

Executive Officers

     Robert K. Bench is one of our executive officers and has been since October 26, 2007, as more particularly described above under the section titled Current Directors.

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

     Based solely on a review of the Forms 3, 4 and 5 and amendments thereto furnished to us during our fiscal year ended June 30, 2007, the persons who were either one of our directors or officers or who beneficially owned more than 10% of our common stock who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 were: Anza Borrego Partners, Inc. and Carl Silva may have failed to file their respective Forms 3 or Forms 5 during our fiscal year ended June 30, 2007; Christopher R. Seelbach, James H. Shapiro and David L. Jackson may have failed to file their respective Forms 4 or Forms 5 during our fiscal year ended June 30, 2007; Richard Eberhardt may have failed to file his Form 3 and Form 5 during our fiscal year ended June 30, 2007 and George O. Rebensdorf may have failed to file his Form 3, Forms 4, or Forms 5 during our fiscal year ended June 30, 2007.

Code of Ethics

     Our Board of Directors has adopted a written Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics upon written request sent via mail to our principal executive office, 9800 Mount Pyramid Court, Ste 400, Englewood, Colorado 80112, or pursuant to a request sent via e-mail through our internet website at http://www.cognigen.com, using the weblinks “About Us” and “Investor Relations and Corporate Contact Information.”

Audit Committee

     Our Board of Directors has established a separately designated standing Audit Committee. Currently the Audit Committee consists of two members. The chairman of our Audit Committee is Christopher R. Seelbach. Mr. Seelbach has been determined by our Board of Directors to be a “financial expert” as that term is defined pursuant to Item 407(d) of Regulation S-B, and “independent” within the meaning of Rules 4200(a) and 4350(d) of the NASDAQ Stock Market. George O. Rebensdorf is the second member of our Audit Committee. Mr. Rebensdorf was determined by our Board of Directors to be “independent” within the meaning of Rules 4200(a) and 4350(d) of the NASDAQ Stock Market. Our independent accountants are responsible for performing an independent audit of our consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and issuing an independent accountants’ report on our financial statements. The Audit Committee reviews with our management our consolidated financial statements, reviews with the independent accountants their independent accountants’ report, and reviews the activities of the independent accountants. Our Audit Committee is governed by a written Audit Committee Charter that has been adopted by our Board of Directors. As more particularly set forth in our Audit Committee Charter, our Audit Committee has sole authority to (i) select, evaluate, terminate and replace our independent accountants; (ii) approve in advance all audit and non-audit engagement fees and terms with our independent accountants; and (iii) review the activities, plan, scope of authority, organizational structure and qualifications of any persons overseeing our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee also considers the adequacy of our internal controls and accounting policies.

Item 10. Executive Compensation

Executive Compensation

     The following table provides certain information pertaining to the compensation paid by us and our subsidiaries during our last two fiscal years for services rendered by any person who served as our Chief Executive Officer during any part of the fiscal year ended June 30, 2007 and the persons who were our most highly compensated executive officers at the end of the fiscal year ended June 30, 2007 and who received annual salary and bonus in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and	Year	Salary ($)		Bonus		Stock		Stock		Non –Equity		Nonqualified		All other		Total
Principal Position				($)		Awards		Options		Incentive Plan		Deferred		Compensation		($)
						($)		($)		Compensation		Compensation
										($)		Earnings
($)
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)
Gary L. Cook (1)	2007	164,000	(3)	-0	-	-0-	(2)	-0-		-0	-	-0	-	-0	-	164,000
	2006	164,000		-0	-	-0-		4,100	(2)	-0	-	-0	-	-0	-	168,100

(1)	Mr. Cook was our Acting President and Acting Chief Executive Officer between September 2005 and October 26, 2007, when he was replaced by Robert K. Bench as our Chief Executive Officer. Mr. Cook continues to serve and has been our Secretary since April 2004, and our Chief Financial Officer and Treasurer since March 2003.

(2)	No stock options were granted to Mr. Cook during the year ended June 30, 2007. 200,000 stock options were granted to Mr. Cook during the year ended June 30, 2006 at an exercise price of $.10 per share with a value per Black Scholes of approximately $4,100.

(3)	Approximately $28,000 of Mr. Cook’s compensation was converted to common stock subsequent to June 30, 2007 at $.03 per share into 946,612 common shares.

     The following table provides information regarding outstanding equity awards at fiscal year end for the fiscal year ended June 30, 2007 to the individuals named in the Summary Compensation Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
		Option Awards					Stock Awards
Name	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
	Securities	Securities	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Incentive
	Underlying	Underlying	Plan	Price	Date	or Units	Shares or	Plan	Plan
	Unexercised	Unexercised	Awards:	($)		of Stock	Units of	Awards:	Awards:
	Option	Option	Number of			That	Stock	Number of	Market
	(#)	(#)	Securities			Have Not	That	Unearned	Value or
	Exercisable	Unexercisable	Underlying			Vested	Have Not	Share, Units,	Payout
			Unexercised			(#)	Vested	or Other	Value of
			Unearned				($)	Rights That	Shares,
			Options					Have Not	Units, or
			(#)					Vested	Other
Rights
That Have
Not Vested
($)
(#)

(a)	(b)	(c)		(d)				(g)		(h)		(i)		(j)
Gary L. Cook	10,000	-0	-	-0	-	.52	12/3/07	-0	-	-0	-	-0	-	-0	-
	120,000	-0	-	-0	-	.38	4/06/08	-0	-	-0	-	-0	-	-0	-
	66,666	133,334		-0	-	.10	6/15/11	-0	-	-0	-	-0	-	-0	-

No options to purchase our common stock were exercised by the individuals named in the Summary Compensation Table during our fiscal year ended June 30, 2007.

Compensation of Directors

     Our directors were reimbursed for reasonable out of pocket expenses incurred related to Board duties assigned in connection with attending board meetings. Our non-employee directors are compensated at a rate of $1,000 per month and $500 per day per meeting attended in person and are paid $100 per month for serving as chairman of one of our Audit and Compensation Committees. In addition, our Chairman of the Board is paid $500 per month for serving in that capacity. The following table provides information regarding the compensation of our directors for the fiscal year ended June 30, 2007:

					DIRECTOR COMPENSATION
Name	Fees Earned or		Stock		Option		Non-Equity		Nonqualified		Non –Equity		Total
	Paid in Cash		Awards		Awards		Incentive Plan		Deferred		Incentive Plan		($)
	($)		($)		($)		Compensation		Compensation		Compensation
							($)		Earnings		($)
									($)
(a)	(b)		(c)		(d)		(e)		(f)		(g)		(h)
James H. Shapiro	13,200	(1)	-0	-	255	(3)	-0	-	-0	-	-0	-		13,455

Gary L. Cook	-0-		-0	-	-0	-	-0	-	-0	-	-0	-		-0	-

David L. Jackson	16,000		-0	-	255	(3)	-0	-	-0	-	-0	-		16,255

Christopher R.	19,200	(1)	-0	-	255	(3)	-0	-	-0	-	-0	-		19,455
Seelbach

George O.	-0-		21,875	(2)	-0	-	-0	-	-0	-	-0	-		21,875
Rebensdorf

(1)	Subsequent to June 30, 2007, fees in the amount of $16,700 due to directors were converted to common stock at $.03 per share into 556,666 common shares, $10,000 related to Mr. Seelbach for which he was issued 333,333 shares and $6,700 related to Mr. Shapiro for which he was issued 223,333 shares.
(2)	250,000 shares of common stock were given to Mr. Rebensdorf for advisory services rendered, with a Black Scholes value of $21,875.
(3)	Stock options to purchase 10,000 common shares of stock at an exercise price of $.09 per share were issued to each of the directors with a value of $255 based on a Black Scholes calculation.

Employment Agreements

     We have no employment agreements with anyone and have no change-in-control plans or arrangements for anyone.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of October 26, 2007, the number of shares of our outstanding common stock beneficially owned by each of our current directors, sets forth the number of shares of our outstanding common stock beneficially owned by all of our current executive officers and directors as a group, and sets forth the number of shares of our outstanding common stock owned by each person who owned of record, or was known to own beneficially, more than five percent of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of October 26, 2007, we had 22,265,726 shares of common stock outstanding:

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership(a)		Percent of Class
Robert K. Bench	10,480,832	(b)	47%
Gary L. Cook	1,443,278	(c)	6.4%
David L. Jackson	313,639	(d)	1.4%
George O. Rebensdorf	250,000		1.1%
Christopher R. Seelbach	423,333	(e)	2%
All current executive officers and	12,911,082	(f)	57.2%
directors as a group (5 persons)
Cognigen Corporation	25,250	(g)(h)	Less than 1%
Anderson Family Trust	1,158,505	(h)	5.2%
Peter Tilyou	1,158,505	(h)(i)	5.2%

(a)	Except as indicated below, each person has sole and voting and/or investment power over the shares listed.

(b)	Includes the 10,311,040 shares owned by BayHill Capital, LLC and 169,792 shares owned by BayHill Group, an affiliate of BayHill Capital, LLC, all of which may be deemed to be beneficially owned by Robert K. Bench who owns or controls BayHill Group and its affiliates, including BayHill Capital, LLC.

(c)	Includes 196,666 shares underlying presently exercisable options.

(d)	Includes 30,000 shares underlying presently exercisable options.

(e)	Includes 75,000 shares underlying presently exercisable options.

(f)	Includes the 301,666 shares underlying the presently exercisable options specified in footnotes (b) through (e) above.

(g)	The Anderson Family Trust owns approximately 98.9% of the outstanding common stock of Cognigen Corporation and may be deemed to beneficially own the 25,250 shares of the common stock owned by Cognigen Corporation

(h)	The information pertaining to the shares of common stock owned by the Anderson Family Trust and Cognigen Corporation is based on our shareholder records.

(i)	Includes the shares owned by the Anderson Family Trust and Cognigen Corporation, all of which may be deemed to be beneficially owned by Peter Tilyou. Mr. Tilyou is the sole trustee, but not a beneficiary, of the Anderson Family Trust.

Item 12. Certain Relationships and Related Transactions.

Loans to Officers and Directors

     Our policies prohibit loans to directors, officers and employees. There were no such loans outstanding at any time during the year ended June 30, 2007.

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

As consideration for the return of the 2,712,500 shares to us, among other consideration, the we transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by our customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the years ended June 30, 2007 and 2006, we paid Cantara $392,194 and $511,124 in commissions, respectively. In addition, as a part of the transaction, our agreement with Kevin E. Anderson Consulting, Inc., pursuant to which we paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to us per month.

In March 2003, we entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc to provide expanded consulting and technical/administrative services. For the years ended June 30, 2007 and June 30, 2006, we paid Kevin E. Anderson Consulting, Inc. $54,000 and $54,980, respectively, pursuant to the consulting agreement.

For the years ended June 30, 2007 and June 30, 2006, we also paid members of Kevin E. Anderson’s family $46,944 and $54,610 in agent commissions, respectively.

On December 9, 2005, we entered into an agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, we have paid the AFT a total of $150,000 as of June 30, 2007. Under the Stock Purchase Agreement, the Stock Redemption Agreement was to terminate if we paid AFT a total of $1,500,000 by March 15, 2011 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. AFT continued to receive 100% of the amount due to the Cantara Agency until December 29, 2006, at which time we would began receiving 10% of commission due. Thereafter, the percentage that the AFT received was to reduce as we made additional payments. We had the right to prepay any unpaid amounts due at any time and stop all payments to the AFT under the Stock Redemption Agreement. Given cash flow considerations, in January 2007 we decided to terminate payments under the Cantara Purchase Agreement. We own 10% of the commission payment to the AFT, however, we no longer has a right to purchase the remaining 90% at this time. The $150,000 has been disclosed as a deposit on the balance sheet and is being amortized to commission expense over five years in accordance with the 10% ownership of the commission payments to Cantara.

BayHill Conversion of Debt.

On October 1, 2007, BayHill Capital, LLC (“BayHill”) gave notice to us of its intent to convert its promissory notes in the total amount of $250,000 plus accrued interest of $7,776 into our common shares. The notice was extended until BayHill converted its notes plus accrued interest thereon into 10,311,040 shares of our restricted common stock on October 17, 2007, thereby terminating the promissory notes and related Security Agreement and Amended Security Agreement. BayHill is an entity controlled by Robert K. Bench, who became our Chief Executive Officer and a Director on October 26, 2007.

Item 13. Exhibit

Exhibits

EXHIBIT NO.	DESCRIPTION AND METHOD OF FILING

2.1	Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G. Lucas, Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 19, 2005).

10.1	Purchase Agreement among us, Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

10.4	Stock Redemption Agreement dated November 30, 2001 between us, the Anderson Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits A and B) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2001).

10.5	Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between us and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.6	Consultancy Engagement Agreement dated September 9, 2002, by and between us and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

10.7	Modified Supplemental Consulting Engagement letter dated March 4, 2003 between us and Kevin Anderson (incorporated by reference to our amended Annual Report on Form 10- KSB/A for the year ended June 30, 2003).

10.8	Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

10.9	Amendment dated September 9, 2004, to Consulting Engagement Agreement between us and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.10	Accounts Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10- KSB for the fiscal year ended June 30, 2004).

10.11	Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to our Current Report on Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.15	Agreement dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group LLC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2006).

10.17	Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2006).

10.18	Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19	Common Stock Purchase Agreement, dated July 7, 2006, among us, Anza Borrego Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2006).

10.20	Termination Agreement, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2006).

10.21	Settlement Agreement and Mutual Release, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2006).

10.22	Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006)

10.23	Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006)

10.24	Amendment #3, dated October 12, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

10.25	Secured Subordinated Promissory Note for $100,000 dated June 15, 2007, between us and BayHill Capital, LLC, including Security Agreement.

10.26	Secured Subordinated Promissory Note for $150,000 dated June 28, 2007, between us and BayHill Capital, LLC, including First Amendment to Security Agreement.

10.27	Secured Subordinated Promissory Note for $30,000 dated September 26, 2007, between us and BayHill Capital, LLC, including Second Amendment to Security Agreement.

10.28	Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza Borrego Partners, Inc.

10.29	Silicon Valley Bank Amended and Restated Loan and Security Agreement between us and Silicon Valley Bank dated as of April 23, 2007 (incorporated by reference to Exhibit 10.24 to our Current Report on Form 8-K filed on October 23, 2007)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Erhardt Keefe Steiner & Hottman, P.C., our independent public accountants, for the audit of our financial statements for our fiscal years ended June 30, 2007 and 2006 and the review of the financial statements in our Forms 10-QSB for such fiscal years were $66,500 and $65,000, respectively.

Audit-Related Fees

     The aggregate fees billed in each of our last two fiscal years ended June 30, 2007 and 2006 by Erhardt Keefe Steiner & Hottman, P.C. for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $0 and $3,950, respectively.

Tax Fees

     The aggregate fees billed for tax services rendered by Erhardt Keefe Steiner & Hottman, P.C. for tax compliance, tax advice, tax planning, for the two fiscal years ended June 30, 2007 and 2006, were $6,500 and $6,500, respectively.

All Other Fees

     No services were rendered by Erhardt Keefe Steiner & Hottman, P.C. other than as listed above, for the two fiscal years ended June 30, 2007 and 2006.

     The audit committee is requested to and did approve the retention of Erhardt Keefe Steiner & Hottman, P.C. and the fees and other significant compensation paid to Erhardt Keefe Steiner & Hottman, P.C. for the fiscal year ended June 30, 2007.

     One hundred percent (100%) of the services described above were approved by our audit committee.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 26, 2007

COGNIGEN NETWORKS, INC.

/s/ Robert K. Bench Robert K. Bench Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert K. Bench	Director and Chief	October 26, 2007
Robert K. Bench	Executive Officer

/s/ Gary L. Cook	Director, Chief	October 26, 2007
Gary L. Cook	Financial Officer,
Secretary and
Treasurer

Director
David L. Jackson

/s/ George Rebensdorf	Director	October 26, 2007
George Rebensdorf

/s/ Christopher R. Seelbach	Director and	October 26, 2007
Christopher R. Seelbach	Chairman of Board

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION AND METHOD OF FILING

2.1	Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G. Lucas, Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 19, 2005).

10.1	Purchase Agreement among us, Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

10.4	Stock Redemption Agreement dated November 30, 2001 between us, the Anderson Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits A and B) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2001).

10.5	Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between us and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-KSB for the year ended June 30, 2002).

10.6	Consultancy Engagement Agreement dated September 9, 2002, by and between us and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to our amended Annual Report Form 10-KSB/A for the year ended June 30, 2003.)

10.7	Modified Supplemental Consulting Engagement letter dated March 4, 2003 between us and Kevin Anderson (incorporated by reference to our amended Annual Report on Form 10- KSB/A for the year ended June 30, 2003).

10.8	Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between us and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2003).

10.9	Amendment dated September 9, 2004, to Consulting Engagement Agreement between us and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.10	Accounts Receivable Purchase Agreement dated December 26, 2003, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10- KSB for the fiscal year ended June 30, 2004).

10.11	Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to our Current Report on Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LLC and us (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2005).

10.15	Agreement dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group LLC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2006).

10.17	Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2006).

10.18	Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among us, the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19	Common Stock Purchase Agreement, dated July 7, 2006, among us, Anza Borrego Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2006).

10.20	Termination Agreement, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2006).

10.21	Settlement Agreement and Mutual Release, dated September 8, 2006, between us and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2006).

10.22	Loan and Security Agreement Number 1601, between us and Ven Core Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006)

10.23	Asset Purchase Agreement dated October 13, 2006, between us and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006)

10.24	Amendment #3, dated October 12, 2006, to Agreement dated December 9, 2005 between us, the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10QSB for the year ended June 30, 2006 filed on October 13, 2006).

10.25	Secured Subordinated Promissory Note for $100,000 dated June 15, 2007, between us and BayHill Capital, LLC, including Security Agreement.

10.26	Secured Subordinated Promissory Note for $150,000 dated June 28, 2007, between us and BayHill Capital, LLC, including First Amendment to Security Agreement.

10.27	Secured Subordinated Promissory Note for $30,000 dated September 26, 2007, between us and BayHill Capital, LLC, including Second Amendment to Security Agreement.

10.28	Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza Borrego Partners, Inc.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended June 30, 2004).

21	Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.