Form 10QSB
period 2007-09-30
COGNIGEN NETWORKS INC
filed 2007-11-19
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
(   )   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from _____________ to ___________

Commission File Number 0-11730

COGNIGEN NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9800 Mount Pyramid Court, Suite 400
Englewood, Colorado 90112
(Address of principal executive offices)

303-209-6254
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of The Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.001 par value	22,265,726

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No ☒

COGNIGEN NETWORKS, INC.

Commission File Number: 0-11730
Quarter Ended September 30, 2007

FORM 10-QSB
Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Consolidated Balance Sheets		Page 2
Unaudited Consolidated Statements of Operations		Page 3
Unaudited Consolidated Statements of Cash Flows		Page 4
Notes to Unaudited Consolidated Financial Statements		Page 6
Item 2. Management's Discussion and Analysis or Plan of Operation		Page 15
Item 3. Controls and Procedures		Page 18

Part II – OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 19
Item 6.	Exhibits	Page 20
Signatures		Page 24

2

COGNIGEN NETWORKS, INC.

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30,	June 30,
	2007	2007
	Unaudited
Assets
Current assets
Marketing commissions receivable, net	$652,744	$813,540
Other current assets	20,912	24,552
Total current assets	673,656	838,092

Non-current assets
Property, plant and equipment, net	-	-
Deposits and other assets	100,479	146,549
Net long term assets of discontinued operations	-	30,849
Total non-current assets	100,479	177,398

Total assets	$774,135	$1,015,490

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	772,260	568,135
Accrued liabilities	75,705	99,453
Accrued compensation	60,949	63,516
Commissions payable	476,397	600,309
Financing arrangements	802,809	892,866
Net current liabilities of discontinued operations	72,598	90,955
Total current liabilities	2,260,718	2,315,234

Other long-term liabilities	-	1,635
Total liabilities	2,260,718	2,316,869

Commitments and contingencies

Stockholders' Deficit
Preferred stock no par value, 20,000,000 shares authorized, 500,000 shares
issued and outstanding, liquidation preference of $698,333	450,000	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 9,347,174 issued and outstanding as of September 30, 2007 and 10,535,490 as of
June 30, 2007	9,349	10,537
Additional paid-in capital	12,332,124	12,181,545
Accumulated deficit	(14,278,056)	(13,943,461)
Total stockholders’ deficit	(1,486,583)	(1,301,379)

Total liabilities and stockholders’ deficit	$774,135	$1,015,490

See Notes to Consolidated Financial Statements

COGNIGEN NETWORKS, INC.

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,
	2007 Unaudited	2006 Unaudited
Revenue
Marketing commissions	$1,221,416	$2,067,656

Operating expenses
Marketing commissions	809,862	1,515,453
Selling, general and administrative	456,373	592,848
Depreciation and amortization	-	1,416
Total operating expenses	1,266,235	2,109,717

Loss from operations	(44,819)	(42,061)

Interest expense	(212,449)	(26,179)

Loss from continuing operations before income taxes	(257,268)	(68,240)

Income taxes	-	-
Loss from continuing operations	(257,268)	(68,240)

Loss from discontinued operations	(77,327)	(45,127)

Net loss	(334,595)	(113,367)

Preferred dividends	(10,000)	(10,000)

Net loss attributable to
common shareholders	$(344,595)	$(123,367)

Loss per common share-
basic and diluted:
Continuing operations	(.02)	(.01)
Discontinued operations	(.01)	(.00)
Total	$(.03)	$(.01)

Weighted average number of common shares outstanding:
Basic and Diluted	10,319,417	9,215,652

See Notes to Consolidated Financial Statements

COGNIGEN NETWORKS, INC.

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2007 Unaudited	2006 Unaudited
Cash flows from operating activities
Net loss	$(334,595)	$(113,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and provision on investment in Cantara Agency	45,874	-
Depreciation and amortization	-	1,416
Bad debt expense	128,000	9,422
Interest expense	155,191	-
Issuance of stock as compensation	8,658	11,246
Changes in assets and liabilities:
Accounts receivable	-	222
Commissions receivable	32,796	(32,598)
Other current assets	3,640	12,080
Accounts payable	204,125	212,022
Accrued liabilities	(23,748)	(121,145)
Accrued compensation	(2,567)	-
Commissions payable	(123,912)	(4,087)
Other liabilities	(1,635)	45,702
	426,422	134,280
Net cash provided by continuing operations	91,827	20,913
Net cash provided by discontinued operations	12,492	96,487
Net cash provided by operations	104,319	117,400

Cash flows from investing activities
Capital expenditures	-	(7,912)
Sale of CBSi	(14,458)	-
Decrease other assets	(588)	(17,822)
Net cash used in continuing investing activities	(15,046)	(25,734)
Net cash used in discontinued investing activities	-	(9,066)
Net cash used in investing activities	(15,046)	(34,800)

Cash flows from financing activities
Proceeds from note payable	30,000	-
Principal payments towards financing arrangements	(120,057)	(82,600)
Net cash used in financing activities	(90,057)	(82,600)

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents-beginning of period	-	-

Cash and cash equivalents-end of period	$-	$-

See Notes to Consolidated Financial Statements

COGNIGEN NETWORKS, INC.

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the three months ended September 30, 2007 and 2006 were $57,258 and $26,179, respectively.

During the three months ended September 30, 2007, the Company received 1,246,028 common shares valued at $56,196 as partial consideration for the sale of 100% of CBSi. See Note 3.

During the three months ended September 30, 2007, the Company issued 57,712 common shares valued at $8,658 as consideration for accounts payables.

See Notes to Consolidated Financial Statements

COGNIGEN NETWORKS, INC.

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

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cognigen Networks, Inc. and its subsidiaries, Intandem Communications Corp. (“Intandem”), LowestCostMall.com (“LCM”) and Cognigen Business Systems, Inc. (“CBSi”) through August 31, 2007. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the unaudited consolidated statement of operations for the three months ended September 30, 2007 and 2006, respectively, (b) the unaudited consolidated balance sheet as of September 30, 2007 and (c) the unaudited consolidated statements of cash flows for the three months ended September 30, 2007 and 2006, respectively, in order to make the financial statements not misleading.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results for the three months ended September 30, 2007 may not necessarily be indicative of the results for the fiscal year ending June 30, 2008.

COGNIGEN NETWORKS, INC.

Note 3 – Discontinued Operations

LowestCostMall

In July 2006, the Company terminated it’s agreement with Vcommerce, and shut down LCM operations.

Intendem Communications Corp. Intendem has no current or prior year operations. Cognigen Business Systems, Inc.

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

The following is financial information as of September 30, 2007 relative to discontinued operations described above.

Current assets
Accounts receivable	$16,285

Current liabilities
Accrued liabilities	(88,883)

Net current liabilities	$(72,598)

COGNIGEN NETWORKS, INC.

Three Months Ended	Three Months Ended
September 30, 2007	September 30, 2006
Total revenue	$15,233	$236,433
Operating expenses	92,560	281,560
Income from operations	(77,327)	(45,127)
Income taxes	-	-
Net loss	$(77,327)	$(45,127)

Note 4 – Management’s Plan

Cash flows generated from operations, from the Company’s receivables financing arrangement and from BayHill Capital were sufficient to meet working capital requirements for the three months ended September 30, 2007, but may not be sufficient to meet working capital requirements for the foreseeable future or provide for expansion opportunities. The Company incurred $44,819 in losses from continuing operations but generated $104,319 in cash flows for operations for the three months ended September 30, 2007. Cash flows used in financing activities for the three months ended September 30, 2007 were $90,057.

The Receivables Purchase Agreement expires March 24, 2008. Silicon Valley Bank has indicated their intent to not renew the Receivables Purchase Agreement in March 2008. Management has negotiated a replacement for Silicon Valley Bank if the Company decides to follow through with this.

Subsequent to September 30, 2007, the Company made a proposal to VenCore that was accepted based on final approval by their loan committee. The proposal was that the Company would pay $18,000 upon approval of the proposal, pay $5,000 per month in principal beginning November 10, 2007 until June 10, 2008, pay $100,000 upon raising capital, pay interest on outstanding principal amount in common shares of the Company stock and that VenCore upon payment of $100,000 would convert $50,000 of their principal into common shares of the Company. The conversion and interest payments would be valued at a $.025 price per share. The Company has made the payment of $18,000 and the first monthly payment of $5,000.

On June 15, 2007 and June 28, 2007, BayHill Capital extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively. Both of these notes and accrued interest were converted on October 17, 2007 into 10,331,040 common shares of the Company. Upon this conversion, BayHill Capital became the largest shareholder of the Company.

COGNIGEN NETWORKS, INC.

On September 26, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $30,000 which bares interest at 10% per annum. This note is convertible at the lower of $.05 per share or 80% of the average closing bid price of the Company’s common share price for the previous five trading days and is secured by a subordinated security agreement on all the assets of the Company. The note was due on October 13, 2007 and is considered due and payable.

On November 5, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $150,000 which bares interest at 10% per annum. This note is convertible into the Company’s common shares at $.03 per share and is also secured by a subordinated security agreement on all the assets of the Company. This note is due on December 4, 2007.

There can be no assurance that the Company will be able to secure additional debt or equity financing, that the Company will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable us to meet all future obligations or to be able to expand. The Company’s current liabilities of $2,260,718 exceed current assets by $1,587,062. All of our financing arrangements are short term.

Cognigen has indicated its possible interest in filing an application and other materials with the SEC in order to obtain a charter as a Business Development Company (hereinafter, "BDC") as defined in the Investment Company Act of 1940, as amended. If Cognigen elects to become a BDC, and is granted a charter by the SEC, management may move the existing business operations into a wholly-owned subsidiary and that subsidiary would become one of the portfolio investments of the BDC. Management would continue to operate and manage the wholly-owned subsidiary and continue its efforts to grow the business.

As a BDC, Cognigen would have the ability to provide capital and management advisory services to both smaller public and private companies seeking access to public capital markets, financial and operational management expertise, and various forms of traditional equity and debt capital. Prior to finalizing a decision to become a BDC, Cognigen will move forward with its plans and activities to secure additional equity financing and enhance and expand its affiliate marketing business.

Note 5 – Financing Arrangements

The following consists of the Company’s receivables financing arrangement and promissory notes payables as of September 30, 2007:

Receivables Purchase Agreement	$335,139
Secured Term Loan with VenCore	187,670
Convertible Secured Promissory Notes with BayHill
Capital	280,000
$802,809

COGNIGEN NETWORKS, INC.

Receivables Purchase Agreement

This represents the amount of marketing commissions receivables that have been pledged under an

Accounts Receivable Purchase Agreement (Receivables Purchase Agreement) with Silicon Valley Bank. The Receivables Purchase Agreement provides for up to $1,000,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 80% of the marketing commissions receivable balances are available in cash advances to the Company. Interest charges are 1.5% per month on the marketing commissions receivable balances used as collateral. The bank was given a Security Agreement in the assets of the Company including any of the Company’s copyrights, trademarks, patents and mask works as a condition to the Receivables Purchase Agreement. The Receivables Purchase Agreement contain certain positive and negative covenants as defined, including but not limited to, the bank’s approval to the disposition of assets, change in ownership and additional indebtedness. Facility, audit and due diligence fees were paid to the bank upon renewal of this Receivables Purchase Agreement in March of 2007 of approximately $7,000. This amount is being amortized into interest expense over one year. The Receivables Purchase Agreement expires March 24, 2008. Silicon Valley Bank has indicated their intent to not renew the Receivables Purchase Agreement in March 2008.

Secured Term Loan with VenCore Solutions, Inc.

On October 10, 2006, the Company entered into an agreement with VenCore to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7% . The loan was fully amortizable over 36 months. The term loan contains certain covenants as defined, which include but are not limited to, VenCore’s approval of the disposition of assets, additional liens on assets and the change of debtors. As part of the agreement, the Company issued to VenCore 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company valued at $5,093. The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant. The Company granted VenCore a lien behind Silicon Valley Bank on all assets of the Company. Commitment and documentation fees of $5,500 were paid to VenCore. These fees are being amortized over three years as an adjustment to interest expense. Subsequent to September 30, 2007, the Company made a proposal to VenCore that was accepted based on final approval by their loan committee. The proposal was that the Company would pay $18,000 upon approval of the proposal, pay $5,000 per month in principal beginning November 10, 2007 until June 10, 2008, pay $100,000 upon raising capital, pay interest on outstanding principal amount in common shares of the Company stock and that VenCore upon payment of $100,000 would convert $50,000 of their principal into common shares of the Company. The conversion and interest payments would be valued at a $.025 price per share. The Company has made the payment of $18,000 and the first monthly payment of $5,000.

Convertible Secured Promissory Notes with BayHill Capital

On June 15, 2007 and June 28, 2007, BayHill Capital extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively. These Notes bore interest at the rate of 10% per annum, 15% upon default. The notes were convertible at BayHill Capital’s option at a conversion price of the lower of $.05 per share or 80% of the average closing bid price of the Company’s common share price for the previous five trading days. Both of these notes and accrued interest were converted on October 17, 2007 into 10,331,040 common shares of the Company. Upon this conversion, BayHill Capital became the largest shareholder of the Company. The conversion feature within the promissory notes that were exercised in October resulted in the Company recording a beneficial conversion feature in stockholders equity of $155,191 and an offset to interest expense in the statement of operations.

COGNIGEN NETWORKS, INC.

On September 26, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $30,000 which bares interest at 10% per annum. This note is convertible at the lower of $.05 per share or 80% of the average closing bid price of the Company’s common share price for the previous five trading days and is secured by a subordinated security agreement on all the assets of the Company. The note was due on October 13, 2007 and is considered due and payable.

On November 5, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $150,000 which bares interest at 10% per annum. This note is convertible into the Companys common shares at $.03 per share and is also secured by a subordinated security agreement on all the assets of the Company. This note is due on December 4, 2007.

Both the $30,000 and $150,000 notes include beneficial conversion features that will cause the Company to record an entry to stockholders equity and an offset to interest expense of approximately $90,000 subsequent to September 30, 2007.

Note 6 - Stockholders' Equity

Preferred Stock

As of September 30, 2007, the Company has authorized 20,000,000 shares of preferred stock. The Company has designated 500,000 shares as 8% Convertible Series A.

On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A Preferred Stock (Preferred Stock) to Stanford Venture Capital Holdings, Inc. for $500,000. Each share of the 8% Convertible Series A Preferred Stock is convertible, at the option of the holder, into one share of the Company’s common stock for a period of five years. After five years the Preferred Stock is automatically converted to common stock. The Preferred Stock does not have voting rights and has a liquidation preference of $1.00 per share. Dividends on the Preferred Stock are cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, are payable in cash, when and if declared by the Board of Directors, and are preferential to any other junior securities, as defined. The Board has not declared any such dividends. Because of the cumulative nature of these dividends, if all dividends were to be declared the balance owing would be $198,333 as of September 30, 2007. The outstanding Convertible Series A Preferred Stock automatically converted to 500,000 common shares on October 14, 2007 according to the term of the Preferred Stock.

Common Stock

BayHill Capital

On October 17, 2007, BayHill Capital became the Company’s larget shareholder when it converted convertible promissory notes into 10,331,040 common shares of the Company.

COGNIGEN NETWORKS, INC.

Cognigen Business Systems, Inc.

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

Other issuances of common stock

During the three months ended September 30, 2007, the Company issued 57,712 common shares valued at $8,658 to the law firm in consideration for the satisfaction of liabilities.

COGNIGEN NETWORKS, INC.

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

There were no stock options granted during the three months ended September 30, 2007. As of September 30, 2007 there were 902,000 stock options outstanding under the Plan and outside the Plan.

Warrants

As of September 30, 2007, there were 625,000 warrants outstanding to purchase common shares of the Company.

Note 7 - Commitments and Contingencies

Operating Leases

Future minimum lease payments under these leases are approximately as follows:

Year Ending June 30,

2008	$102,966
2009	106,166
2010	45,965
2011	-

$255,097

COGNIGEN NETWORKS, INC.

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

As consideration for the return of the 2,712,500 shares to us, among other consideration, the Company transferred to Cantara, an affiliate of Kevin E. Anderson, the rights to become the up-line for our current accounts and thereby be entitled to commissions, fees and bonuses on our current customer accounts, with a commission not to exceed 12%, which commissions were agreed to be capped by Cantara through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled to is totally contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by our customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents. For the three months ended September 30, 2007 and 2006, the Company paid Cantara $76,979 and $109,581 in commissions, respectively. In addition, as a part of the transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Kevin E. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide up to 20 hours telecommuting consulting services to the Company per month.

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

For the three months ended September 30, 2007 and June 30, 2006, Cognigen also paid members of Kevin E. Anderson’s family $10,196 and $14,000 in agent commissions, respectively.

On December 9, 2005, the Company entered into an agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company has paid the AFT a total of $150,000 as of September 30, 2007. Under the Stock Purchase Agreement, the Stock Redemption Agreement was to terminate if the Company pays AFT a total of $1,500,000 by March 15, 2011 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. AFT continued to receive 100% of the amount due to the Cantara Agency until December 29, 2006, at which time the Company will began receiving 10% of commission due. Thereafter, the percentage that the AFT received was to reduce as the Company made additional payments. The Company had the right to prepay any unpaid amounts due at any time and stop all payments to the AFT under the Stock Redemption Agreement. Given cash flow considerations, in January 2007 the Company decided to terminate payments under the Cantara Purchase Agreement. The Company owns 10% of the commission payment to the AFT, however, it no longer has a right to purchase the remaining 90% at this time. The $150,000 has been disclosed as a deposit on the balance sheet and is being amortized to commission expense over three remaining years in accordance with the 10% ownership of the commission payments to Cantara. In September 2007, the Company provided for a provision in the amount of $38,374 towards writing down the net book value of this asset due to an evaluation done by the company on the expected cash flows as it compared to the net book value. This evaluation included the death of Kevin Adnerson among other things.

COGNIGEN NETWORKS, INC.

Consulting Arrangements with Combined Telecommunications Consultancy, Ltd. and Commission Payments to Telkiosk, Inc.

The Company previously had an agreement with Combined Telecommunications Consultancy, Ltd. (CTC), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC received a percentage of a transaction if CTC introduced a transaction to the Company and was paid a consulting fee of $150 per hour for providing consulting services to the Company. Although this agreement was not formally renewed, it is the Company’s intentions to pay CTC under the same structure for any services rendered to the Company. During the three months ended September 30, 2007 2006, the Company paid CTC $0 and $14,000, respectively, in consulting fees.

Payments to Directors

A director of the company has been performing consulting services for the Company and receiving $7,500 per month for these services since June 15, 2007. These services are expected to be finished November 30, 2007.

Note 9 – Subsequent Activity

On November 2, 2007 the Company signed a non-binding Letter of Intent to acquire Commission River, Inc. Under the Letter of Intent, the Company proposes to issue 16,000,000 shares of the Company’s common stock for the acquisition of all the assets of Commission River. The acquisition is subject to standard closing conditions, including the completion of due diligence activities, drafting and execution of a definitive purchase agreement, and Board of Director approval. Upon completion of the acquisition, the Company intends to enter into employment agreements with Commission Rivers’ founders, Adam Edwards and Patrick Oborn.

On November 2, 2007, the Company also signed a management services agreement with Commission River, Inc. to provide day-to-day management services for the Company’s agent-based affiliate marketing business. The management services agreement provides for Commission River to initially receive $15,000 per month as compensation, as well as, a percentage of monthly earnings and equity in the earnings increases as defined. The management services agreement will be terminated upon completion of the definitive agreement described above relating to the acquisition of Commission River.

On November 15, 2007, the Board of Directors approved the issuance of 350,000 common shares of stock of the Company to the non-employee members of the Board who will be retiring from the Board at the next shareholders meeting scheduled for December 10, 2007.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
1.	Overview

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total revenue for the three months ended September 30, 2007 was $1,221,416 compared to $2,067,656 for 2006. This represents a decrease of $846,240 from that of 2006, or 41%. This decrease reflects decreases in sales of long distance products and cell phones.

Marketing commissions expense decreased from $1,515,453 for 2006 to $809,862 for 2007, a decrease of $705,591, or 47%. This decrease correlates to a decrease in marketing commissions revenue explained above, as well as a decrese related to the non payment from our larget cell phone carrie for non payment of their commission due to us because of their Chapter 11 filing

Selling, general and administrative expenses decreased $136,475 or 23% for 2007 compared to 2006. This decrease is largely attributable to the containment of expenses offset by a provision for doubtfull accounts of $128,000 recorded as a result of our largest cell phone carrier declaring Chapter 11. We have provided an allowance for 100% of our receivables from this carrier.

Interest expense for 2007 of $212,449 is higher than the $26,179 for 2006 due to higher average outstanding receivables financing balances during 2007 and a beneficial conversion feature of $155,191 recored this quarter. The beneficial conversion feature related to the promissory notes from BayHIll Capital which in September 2007 became convertible into common shares.

Liquidity and Capital Resources

Cash flows generated from operations, from the Company’s receivables financing arrangement and from BayHill Capital were sufficient to meet working capital requirements for the three months ended September 30, 2007, but may not be sufficient to meet working capital requirements for the foreseeable future or provide for expansion opportunities. The Company incurred $44,819 in losses from continuing operations but generated $104,319 in cash flows for operations for the three months ended September 30, 2007. Cash flows used in financing activities for the three months ended September 30, 2007 were $90,057.

The Receivables Purchase Agreement expires March 24, 2008. Silicon Valley Bank has indicated their intent to not renew the Receivables Purchase Agreement in March 2008. Management has negotiated a replacement for Silicon Valley Bank if the Company decides to follow through with this.

Subsequent to September 30, 2007, the Company made a proposal to VenCore that was accepted based on final approval by their loan committee. The proposal was that the Company would pay $18,000 upon approval of the proposal, pay $5,000 per month in principal beginning November 10, 2007 until June 10, 2008, pay $100,000 upon raising capital, pay interest on outstanding principal amount in common shares of the Company stock and that VenCore upon payment of $100,000 would convert $50,000 of their principal into common shares of the Company. The conversion and interest payments would be valued at a $.025 price per share. The Company has made the payment of $18,000 and the first monthly payment of $5,000.

On June 15, 2007 and June 28, 2007, BayHill Capital extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively. Both of these notes and accrued interest were converted on October 17, 2007 into 10,331,040 common shares of the Company. Upon this conversion, BayHill Capital became the largest shareholder of the Company.

On September 26, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $30,000 which bares interest at 10% per annum. This note is convertible at the lower of $.05 per share or 80% of the average closing bid price of the Company’s common share price for the previous five trading days and is secured by a subordinated security agreement on all the assets of the Company. The note was due on October 13, 2007 and is considered due and payable.

On November 5, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $150,000 which bares interest at 10% per annum. This note is convertible into the Companys common shares at $.03 per share and is also secured by a subordinated security agreement on all the assets of the Company. This note is due on December 4, 2007.

There can be no assurance that the Company will be able to secure additional debt or equity financing, that the Company will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable us to meet all future obligations or to be able to expand. The Company’s current liabilities of $2,260,718 exceed current assets by $1,587,062. All of our financing arrangements are short term.

We have indicated our possible interest in filing an application and other materials with the SEC in order to obtain a charter as a Business Development Company (hereinafter, "BDC") as defined in the Investment Company Act of 1940, as amended. If we elect to become a BDC, and are granted a charter by the SEC, we may move the existing business operations into a wholly-owned subsidiary and that subsidiary would become one of our portfolio investments of the BDC. We would continue to operate and manage the wholly-owned subsidiary and continue our efforts to grow the business.

As a BDC, we would have the ability to provide capital and management advisory services to both smaller public and private companies seeking access to public capital markets, financial and operational management expertise, and various forms of traditional equity and debt capital. Prior to finalizing a decision to become a BDC, we will move forward with our plans and activities to secure additional equity financing and enhance and expand its affiliate marketing business.

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

In recent past, the Company did not maintain effective controls over its process to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with GAAP. Specifically, the Company did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness, accuracy and timely preparation and review of its consolidated financial statements and disclosures, including discontinued operations, the statement of cash flows and certain footnotes.

Our Chief Financial Officer oversees our accounting and general internal control process. He reports to our chief executive officer who ultimately reviews all financial reports that are issued. As we have a very limited staff, we can not afford the luxury of having other financial accounting minded management members at our chief financial officer’s level that would help either crosscheck or advise in the accounting or financial reporting process. Although, our Chief Financial Officer is constantly involved in consultation with peers in the field of accounting and reporting, this situation could potentially result in a material control weakness.

Our certifying officers believe that the lack of segregation of duties constitutes a material weakness because of the lack of personnel in place to help mitigate exposure. We are a small company and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties.

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

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, the Company issued 57,712 common shares valued at $8,658 to the law firm in consideration for the satisfaction of liabilities.

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
16, 2001 (incorporated by reference to our Quarterly Report on Form 10-
QSB for the quarter ended March 31, 2001).

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

22

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
9, 2005 between us, the Anderson Family Trust No. 1 and Cantara
Communications Corporation, (incorporated by reference to Exhibit
10.22 to our Annual Report on Form 10QSB for the year ended June 30,
2006 filed on October 13, 2006).

10.25	Amendment #3, dated October 13, 2006, to Agreement dated December
9, 2005 between us, the Anderson Family Trust No. 1 and Cantara
Communications Corporation, (incorporated by reference to Exhibit
10.24 to our Annual Report on Form 10QSB for the year ended June 30,
2006 filed on October 13, 2006).

10.26	Secured Subordinated Promissory Note for $100,000 dated June 15,
2007, between us and BayHill Capital, LLC, including Security
Agreement.

10.27	Secured Subordinated Promissory Note for $150,000 dated June 28,
2007, between us and BayHill Capital, LLC, including First Amendment to Security Agreement.

10.28	Secured Subordinated Promissory Note for $30,000 dated June 15, 2007, between us and BayHill Capital, LLC, including Second Amendment to
Security Agreement.

10.29	Agreement dated September 14, 2007 for the purchase of 100%
ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza
Borrego Partners, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Chief Financial Officer required by Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIGEN NETWORKS, INC.

By: /s/ Robert K. Bench	Date: November 19, 2007
Robert K. Bench
Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION AND METHOD OF FILING

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB for the
year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23,
1988 (incorporated by reference to Exhibit 3.2 to our Annual Report on
Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12,
2000 (incorporated by reference to Exhibit 3.3 to our Annual Report on
Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March
16, 2001 (incorporated by reference to our Quarterly Report on Form 10-
QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October
16, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2002).

3.6	Bylaws as amended through May 17, 2005, (incorporated by reference to
Exhibit 3.2 to our Current Report on Form 8-K filed on May 19, 2005).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-QSB for the
quarter ended March 31, 2001).

10.4	Stock Redemption Agreement dated November 30, 2001 between us, the
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

27

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
9, 2005 between us, the Anderson Family Trust No. 1 and Cantara
Communications Corporation, (incorporated by reference to Exhibit
10.22 to our Annual Report on Form 10QSB for the year ended June 30,
2006 filed on October 13, 2006).

10.25	Amendment #3, dated October 13, 2006, to Agreement dated December
9, 2005 between us, the Anderson Family Trust No. 1 and Cantara
Communications Corporation, (incorporated by reference to Exhibit
10.24 to our Annual Report on Form 10QSB for the year ended June 30,
2006 filed on October 13, 2006).

10.26	Secured Subordinated Promissory Note for $100,000 dated June 15,
2007, between us and BayHill Capital, LLC, including Security
Agreement.

10.27	Secured Subordinated Promissory Note for $150,000 dated June 28,
2007, between us and BayHill Capital, LLC, including First Amendment to Security Agreement.

10.28	Secured Subordinated Promissory Note for $30,000 dated June 15, 2007, between us and BayHill Capital, LLC, including Second Amendment to
Security Agreement.

10.29	Agreement dated September 14, 2007 for the purchase of 100%
ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza
Borrego Partners, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Chief Financial Officer required by Section 906 of the
Sarbanes-Oxley Act of 2002.