Form 10-Q
period 2007-12-31
COGNIGEN NETWORKS INC
filed 2008-02-19
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from ______to _____

Commission File Number 0-11730

COGNIGEN NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10757 S. Riverfront Pkwy, Suite 125
South Jordan, Utah 84095
(Address of principal executive offices)

801- 705-5128
(Issuer’s Telephone number)

9800 Mount Pyramid Court, Suite 400
Englewood, Colorado 90112
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No  ___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___  No__X_.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Outstanding at January 31, 2008

Common Stock, $.001 par value	62,199,059

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X

COGNIGEN NETWORKS, INC.

Commission File Number:  0-11730
Quarter Ended December 31, 2007

FORM 10-QSB

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 1
Unaudited Consolidated Statements of Operations	Page 2
Unaudited Consolidated Statements of Cash Flows	Page 3
Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions	Page 4
Notes to Unaudited Consolidated Financial Statements	Page 5
Item 2. Management's Discussion and Analysis or Plan of Operation	Page 17
Item 3. Controls and Procedures	Page 20
Part II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 21
Item 4. Submission of Matters to a Vote of Security Holders	Page 22
Item 6. Exhibits	Page 23
Signatures	Page 24

COGNIGEN NETWORKS, INC.

Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets

	December 31,		June 30,
	2007		2007
	Unaudited
Assets
Current assets
Marketing commissions receivable, net	700,916	813,540
Other current assets	22,866	24,552
Total current assets	723,782	838,092

Non-current assets
Intellectual property	777,778	-
Deposits and other assets	47,690	146,549
Net long term assets of discontinued operations	-	30,849
Total non-current assets	825,468	177,398

Total assets	$1,549,250	$1,015,490

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$518,509	$568,135
Accrued liabilities and deferred revenue	160,896	99,453
Accrued compensation	59,600	63,516
Commissions payable	504,835	600,309
Financing arrangements	874,630	892,866
Net current liabilities of discontinued operations	68,883	90,955
Total current liabilities	2,187,353	2,315,234

Other long-term liabilities	-	1,635
Total liabilities	2,187,353	2,316,869

Commitments and contingencies

Stockholders' Deficit
Preferred stock no par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and 500,000 shares issued and outstanding as of June 30, 2007	-	450,000
Common stock $.001 par value, 300,000,000 shares authorized; 62,199,059 shares issued and outstanding as of December 31, 2007 and 10,535,490 shares issued and outstanding as of June 30, 2007	62,201	10,537
Additional paid-in capital	15,140,940	12,181,545
Accumulated deficit	(15,841,244)	(13,943,461)
Total stockholders’ deficit	(638,103)	(1,301,379)
Total liabilities and stockholders’ deficit	$1,549,250	$1,015,490

See Notes to Consolidated Financial Statements

COGNIGEN NETWORKS, INC.

Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue - Marketing commissions	$1,073,692	$1,587,902	$2,302,410	$3,119,124

Operating expenses:
Marketing commissions	695,490	1,216,928	1,508,745	2,428,721
Selling, general and administrative	1,760,148	344,060	2,220,245	745,998
Depreciation and amortization	22,222	1,415	___ 22,222	2,831
Total operating expenses	2,477,860	1,562,403	3,751,212	3,177,550

Earnings (loss) from operations	(1,404,168)	25,499	(1,448,802)	(58,426)
Interest expense	(159,020)	(31,795)	(371,654)	(57,974)

Loss from continuing operations before income taxes	(1,563,188)	(6,296)	(1,820,456)	(116,400)

Income taxes	-	-	-	-
Loss from continuing operations	(1,563,188)	(6,296)	(1,820,456)	(116,400)

Earnings (loss) from discontinued operations	-	97,698	(77,327)	94,435

Net earnings (loss)	(1,563,188)	91,402	(1,897,783)	(21,965)

Preferred dividends	(1,667)	(10,000)	(11,667)	(20,000)

Earnings (loss) attributable to
common shareholders	$(1,564,855)	$81,402	$(1,909,450)	$(41,965)

Earnings (loss) per common share-basic and diluted:
Continuing operations	$(.05)	$(.00)	$(.09)	$(.01)
Discontinued operations	( .00)	.01	(.00)	.01
	$(.05)	$.01	$(.09)	$(.00)
Weighted average number of common shares outstanding: Basic and Diluted	31,541,123	10,169,792	20,930,270	9,692,722

See Notes to Consolidated Financial Statements

COGNIGEN NETWORKS, INC.

Unaudited Consolidated Statements of Cash Flows
	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(1,897,783)	$(21,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and provision on investment in Cantara Agency	87,310	-
Depreciation and amortization	22,222	3,081
Bad debt expense	203,000	30,760
Beneficial ownership feature	255,191	-
Issuance of stock as compensation	1,190,667	9,422
Changes in assets and liabilities:
Accounts receivable	-	(25,284)
Commissions receivable	(90,376)	83,478
Other current assets	1,686	17,707
Accounts payable	30,033	(98,317)
Accrued liabilities	61,443	9,992
Accrued compensation	(3,916)	-
Commissions payable	(95,474)	(154,306)
Other liabilities	(1,635)	42,635
	1,660,151	(80,832)
Net cash used in continuing operations	(237,632)	(102,797)
Net cash used in discontinued operations	(22,072)	(187,552)
Net cash used in operations	(259,704)	(290,349)

Cash flows from investing activities
Capital expenditures	-	(8,462)
Sale of CBSi	(14,458)	-
Increase (decrease) other assets	11,549	(9,496)
Net cash used in continuing investing activities	(2,909)	(17,958)
Net cash provided by discontinued investing activities	30,849	(27,971)
Net cash provided by (used in) investing activities	27,940	(45,929)

Cash flows from financing activities
Proceeds from notes payable	430,000	250,000
Proceeds from receivables purchase agreement	-	94,925
Payments towards financing arrangements	(198,236)	(8,647)
Net cash provided by financing activities	231,764	336,278

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents-beginning of period	-	-

Cash and cash equivalents-end of period	$-	$-

COGNIGEN NETWORKS, INC.

See Notes to Consolidated Financial Statements

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cognigen Networks, Inc. (“Cognigen” or the “Company”) made cash payments for interest expense during the six months ended December 31, 2007 and 2006 in the amount of $88,404 and $57,258, respectively.

In September 2007, the Company re-acquired 1,246,028 of its common shares as partial consideration for the sale of 100% of the equity interests of Cognigen Business Systems, Inc.  Immediately following the re-acquisition of these common shares, the Company cancelled such shares, which the Company deemed to have a net value of $42,984.  See Note 3 of the Notes to Consolidated Financial Statements.

During the six months ended December 31, 2007, the Company issued the following restricted common shares for the reasons and values identified below.  See Note 6 of the Notes to Consolidated Financial Statements.

	Shares	Value
Settlement of outstanding liabilities	2,165,224	$71,883
Conversion of notes payable and related accrued interest	10,311,040	257,776
Conversion of preferred stock	500,000	450,000
Board of Directors fees or bonus – Former directors	600,000	24,000
Board of Directors fees or bonus– Current directors	3,900,000	195,000
Issuance to management as sign-on bonuses	10,000,000	500,000
Issuance to management in lieu of salaries	7,433,333	371,667
Issuance to consultants	2,000,000	100,000
Commission River asset acquisition	16,000,000	800,000

On December 31, 2007, the Company entered into a lease termination agreement with an unrelated third-party.  Pursuant to the terms of the termination agreement, the Company agreed to pay to the landlord $45,000 (payable in the form of $20,000 in cash and a short-term promissory note in the original principal amount of $25,000, payable at $5,000 per month beginning February 1, 2008 as consideration for the termination of the lease.  See Note 7 of the Notes to Consolidated Financial Statements.

COGNIGEN NETWORKS, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Cognigen Networks, Inc. (“Cognigen or the Company”) was incorporated in May 1983 in the State of Colorado.  The Company markets and sells services and products through commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services.  Historically, the Company has generated revenues in two ways.  First, the Company has generated marketing commission revenues from vendors who are represented on web sites operated by independent agents of the Company and for whom the Company sells products and services via contractual agreements.  Generally, the Company enters into contractual agreements with these vendors, who pay the Company commissions based on the volume of products and services sold by the Company’s independent sales agents.  The Company then pays a portion of those commission revenues to the independent sales agents responsible for making the sales upon which the commissions were based. A significant portion of the Company’s marketing commission revenues is attributable to the sale of domestic and international long distance services; however, the Company also generates marketing commission revenues from the sale of prepaid calling cards/pins and paging, wireless communications, computers and Internet-based telecommunications products.

Second, the Company has also generated revenues from sales of proprietary products and services.  Generally, the Company has acquired or developed these proprietary products and services with the intention of marketing such products and services through the Company’s independent agent network.  These products and services have included long distance telecommunication services, online shopping websites and broadband voice, data, video and management communication and control support services.  Most of these products have been sold by the Company’s independent agents, and the Company has generally paid commissions to its agents based on the dollar volume of products sold.

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company include the accounts of Cognigen Networks, Inc. and its subsidiaries, LowestCostMall.com (“LCM”) and Cognigen Business Systems, Inc. (“CBSi”), both of which are treated as discontinued operations (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have   been made to (a) the unaudited consolidated statements of operations for the three and six months ended December 31, 2007 and 2006, respectively, (b) the unaudited consolidated balance sheet as of December 31, 2007 and (c) the unaudited consolidated statements of cash flows for the six months ended December 31, 2007 and 2006, respectively, in order to make the unaudited consolidated financial statements not misleading.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for financial statements.  For further information, refer to the audited consolidated financial statements

COGNIGEN NETWORKS, INC.

and notes thereto for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission, as amended by Amendments No. 1 and No. 2 on Forms 10-KSB/A filed with the U.S. Securities and Exchange Commission.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results for the six months ended December 31, 2007 may not necessarily be indicative of the results for the fiscal year ending June 30, 2008.

Note 3 – Discontinued Operations

LowestCostMall

In July 2006, the Company discontinued the operations previously conducted by LCM.

Cognigen Business Systems, Inc.

On September 14, 2007, the Company sold its 100% ownership interest in CBSi to Carl Silva and Anza Borrego Partners, Inc. (“ABP”), for 1,246,028 shares of Cognigen common stock valued at $56,196 and the retention of $30,844 of CBSi-related accounts payable.  The consideration was calculated to have a total value of $42,984 after considering the net assets of CBSi given up, the retention of accounts payable and the value of the shares of the Company’s common stock returned to the Company and cancelled.  The decision to sell the ownership interest in CBSi was based on the determination by the Company’s Board of Directors that CBSi would be unable to generate enough cash flows to cover its anticipated operating expenses.  In conjunction with this sale, the Company terminated an employment agreement entered into between the Company and Carl Silva, a principal of ABP, and all benefits related to that employment agreement were terminated or relinquished.   All other agreements with ABP were also terminated in relation to delivering to ABP shares of common stock based on pretax income for CBSi that was included in the original agreement with Carl Silva and ABP.  The 1,246,028 common shares of the Company received in the transaction were cancelled.

Sale of Proprietary Telecommunications Accounts

On October 13, 2006, the Company agreed to sell its interest in the majority of its telecommunications “one plus” accounts for which it records telecommunications revenue through sales of proprietary products and services.

COGNIGEN NETWORKS, INC.

The following is financial information as of December 31, 2007 relative to discontinued operations described above.

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006

Current assets	$-	$16,285
Current liabilities	$(68,883)	$(88,883)
Net liabilities	$(68,883)	$(72,598)

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006

Total revenue	$15,233	$1,002,282
Operating expenses	$(92,560)	$(1,144,744)
Income (loss) from operations	$(77,327)	$(142,462)
Gain on sale of assets	$-	$236,897
Income taxes	-	-
Net income (loss)	$(77,327)	$94,435

Note 4 – Management’s Plan

Cash flows generated from operations, from the Company’s receivables financing arrangement and from BayHill Capital were sufficient to meet the Company’s working capital requirements for the six months ended December 31, 2007, but will likely not be sufficient to meet the Company’s working capital requirements for the foreseeable future or provide for expansion opportunities.  During the six months ended December 31, 2007, the Company incurred $1,897,783 in losses from operations and used $259,704 in cash for operations.  Cash flows provided by financing activities for the six months ended December 31, 2007 were $231,764.

The Company and Silicon Valley Bank have entered into a Receivables Purchase Agreement dated December 26, 2003, as amended, which provides for up to $1,000,000 in marketing commissions receivable to be used as collateral for advances to be made by Silicon Valley Bank, of which 80% of

COGNIGEN NETWORKS, INC.

the marketing commissions receivable balances are available in cash advances to the Company.  Interest charges are 1.5% per month on the marketing commissions receivable balances used as collateral (the “Receivables Purchase Agreement”).  The Receivables Purchase Agreement expires March 24, 2008.  Silicon Valley Bank has indicated its intent to not renew the Receivables Purchase Agreement.  The Company is seeking to obtain replacement financing at this time.

On October 10, 2006, the Company entered into an agreement with VenCore Solutions, LLC (“VenCore”) to borrow $250,000 in a term loan to be repaid by making monthly payments of
$9,000, which includes interest at 16.7% per annum. The loan is fully amortizable over 36 months, and was used for working capital purposes. VenCore was granted a lien subordinate to Silicon Valley Bank on all assets of the Company. During the six months ended December 31, 2007, the Company made a proposal to VenCore that is pending final approval by VenCore’s loan committee.  The proposal was that the Company would pay $18,000 upon submission of the proposal, pay $5,000 per month in principal beginning November 10, 2007 until June 10, 2008, and pay a principal reduction of $100,000 in cash as a condition of the proposed restructuring.  Interest on outstanding principal amount would accrue and be paid in common shares of the Company, and upon the Company’s payment of the $100,000 in principal reduction, VenCore would convert $50,000 of the remaining principal amount of the term loan into common shares of the Company.  The conversion of principal and accrued interest payments would be valued at a price of $.025 per share.  The Company has made the payment of $18,000 and all monthly payments of $5,000 since the date of the Company’s proposal; however the Company has not paid the $100,000 in principal reduction as contemplated by the proposal.  As a result, VenCore’s loan committee has not approved or accepted the Company’s proposal.

On June 15, 2007 and June 28, 2007, BayHill Capital, LC (“BayHill Capital”) extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively.   Both of these loans and accrued interest were converted on October 17, 2007 into 10,331,040 common shares of the Company.

On September 26, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $30,000 which bears interest at 10% per annum.  The note was due on October 13, 2007 and is considered due and payable.  Beginning October 14, 2007, this note became convertible at the lower of $.05 per share or 80% of the average closing bid price of the Company’s common share price for the previous five trading days.  This note is secured by a subordinated security agreement on all the assets of the Company.

On November 5, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $150,000 which bears interest at 10% per annum.  This note is convertible into the Company’s common shares at $.03 per share and is also secured by a subordinated security agreement on all the assets of the Company.  This note was due on December 4, 2007 and is considered due and payable.

On December 5, 2007 and December 27, 2007 BayHill Capital extended to the Company short-term loans in the amounts of $125,000 and $100,000 respectively, which bear interest at 12% per annum and are due March 31, 2008.

There can be no assurance that the Company will be able to secure additional debt or equity financing, that the Company will be able to reduce or eliminate more costs and expenses or that cash flows from operations or financing activities will produce adequate cash flow to enable the Company to meet all future obligations or to be able to expand.  The Company’s current liabilities of $2,187,353 exceed current assets by $1,463,571. All of the Company’s existing financing arrangements are short term.

COGNIGEN NETWORKS, INC.

The Company has indicated its possible interest in filing an application and other materials with the SEC in order to obtain a charter as a Business Development Company (hereinafter, "BDC") as defined in the Investment Company Act of 1940, as amended.  If the Company elects to become a BDC, and is granted a charter by the SEC, the Company may elect to continue its historic business operations through a wholly-owned subsidiary.  The Company’s management would continue to operate and manage the wholly-owned subsidiary and continue its efforts to develop and expand the Company’s historical business.

If the Company elects to make application for a charter as a BDC, if the Company’s application for a BDC charter is approved, and if the Company is able to obtain additional capital financing, the Company’s management believes the Company would have the ability to provide capital and management advisory services to both smaller public and private companies seeking access to public capital markets, financial and operational management expertise, and various forms of traditional equity and debt capital. Prior to finalizing a decision to become a BDC, the Company intends to move forward with its plans and activities in an effort to secure additional equity financing and enhance and expand its affiliate marketing business.

Note 5 – Financing Arrangements

The following table identifies the balances outstanding of the Company’s financing arrangements as of December 31, 2007:

Receivables Purchase Agreement with SVBank	$257,030
Secured Term Loan with VenCore	187,600
Convertible Secured Promissory Notes with BayHill Capital	180,000
Unsecured Promissory Notes with BayHill Capital	225,000
Note Payable to Cardelco	25,000
$874,630

Receivables Purchase Agreement

On December 26, 2003, the Company and Silicon Valley Bank entered into the Receivables Purchase Agreement which, as subsequently amended, provides for up to $1,000,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement of which 80% of the marketing commissions receivable balances are available in cash advances to the Company.  Interest charges are 1.5% per month on the marketing commissions receivable balances used as collateral.  Silicon Valley Bank was given a first-position security interest in substantially all of the Company’s assets, including any of the Company’s copyrights, trademarks, patents and mask works, as a condition to the Receivables Purchase Agreement.  The Receivables Purchase Agreement contains certain positive and negative covenants as defined, including but not limited to, the requirement of Silicon Valley Bank’s approval to the disposition of assets, change in ownership and additional indebtedness.  The Company paid facility, audit and due diligence fees to Silicon Valley Bank upon renewal of this Receivables Purchase Agreement in March of 2007 of approximately $7,000.  This amount is being amortized into interest expense over one year.  The Receivables Purchase Agreement expires March 24, 2008.  Silicon Valley Bank has indicated its intent to not renew the Receivables Purchase Agreement.  The Company is seeking to obtain replacement financing at this time.

COGNIGEN NETWORKS, INC.

Secured Term Loan with VenCore Solutions, Inc.

On October 10, 2006, the Company entered into an agreement with VenCore to borrow $250,000 in a term loan to be repaid principal and interest of $9,000 monthly including interest at 16.7%.   The loan was fully amortizable over 36 months.   The term loan contains certain covenants as defined, which include but are not limited to, VenCore’s approval of the disposition of assets, additional liens on assets and the change of debtors.  As part of the agreement, the Company issued to VenCore 75,000 warrants to purchase 75,000 shares of restricted common stock of the Company valued at $5,093.   The warrants were granted at $.12 per share and are exercisable for up to seven years from date of grant.  The Company granted VenCore a second-position lien on substantially all of the assets of the Company, which is subordinate to the claim of Silicon Valley Bank pursuant to the Receivables Purchase Agreement.  Commitment and documentation fees of $5,500 were paid to VenCore.  These fees are being amortized over three years as an adjustment to interest expense.  Subsequent to September 30, 2007, the Company made a proposal to VenCore that is pending final approval by VenCore’s loan committee.  The proposal was that the Company would pay $18,000 upon submission of the proposal, pay $5,000 per month in principal beginning November 10, 2007 until June 10, 2008, and pay a principal reduction of $100,000 in cash prior to the proposed restructuring.  Interest on outstanding principal amount would accrue and be paid in common shares of the Company’s common stock, and upon the Company’s payment of the $100,000 in principal reduction, VenCore would convert $50,000 of the remaining principal into common shares of the Company.  The conversion of principal and accrued interest payments would be valued at a price of $.025 per share.  The Company has made the payment of $18,000 and all monthly payments of $5,000 since the date of the Company’s proposal; however the Company has not paid the $100,000 in principal reduction as contemplated by the proposal.  As a result, VenCore’s loan committee has not approved or accepted the Company’s proposal.

Convertible Secured Promissory Notes with BayHill Capital

On June 15, 2007 and June 28, 2007, BayHill Capital extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively.   These Notes bore interest at the rate of 10% per annum, 15% upon default.  Both of these notes, together with principal and accrued interest of $7,776, were converted on October 17, 2007 into 10,331,040 common shares of the Company.  The conversion feature within the promissory notes that was exercised in October resulted in the Company recording a beneficial conversion feature in stockholders equity of approximately $155,191 and an increase to interest expense in the statement of operations.

On September 26, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $30,000 which bears interest at 10% per annum.  The note was due on October 13, 2007 and is considered due and payable.  Subsequent to October 13, 2007 and at BayHill’s option, this note became convertible at the lower of $.05 per share or 80% of the average closing bid price of the Company’s common share price for the previous five trading days.  This note is secured by a subordinated security agreement on all the assets of the Company.  As the conversion option has no explicit limit on the number of shares that may be deliverable upon conversion, the conversion option qualifies as a derivative, and the Company recorded the initial fair value of the derivative of $10,833 on October 14, 2007 as a derivative liability and as interest expense.  The fair value of the derivative liability is $14,550 as of December 31, 2007, and the Company recorded the loss on fair value of the derivative of $3,717 during the three and six months ended December 31, 2007.

COGNIGEN NETWORKS, INC.

On November 5, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $150,000 which bears interest at 10% per annum.  This note is convertible into the Company’s common shares at $.03 per share and is also secured by a subordinated security agreement on all the assets of the Company.  This note was due on December 4, 2007.  The conversion feature within this promissory note resulted in the Company recording a beneficial conversion feature in stockholders equity of $100,000 and an increase to interest expense in the statement of operations.

Unsecured Promissory Notes with BayHill Capital

On December 5, 2007 and December 27, 2007 BayHill Capital extended to the Company short-term loans in the amounts of $125,000 and $100,000 respectively, which bear interest at 12% per annum and are due March 31, 2008.  Payment of accrued interest can be made in cash or shares of the Company’s common stock, at the discretion of the Company.  If the Company pays the accrued interest in shares of Company common stock, the number of shares of common stock will be calculated based on a price of $0.03 per share of the Company’s common stock.

Note Payable to Cardelco

On December 31, 2007, Cardelco, LLC (“Cardelco”) entered into a short-term promissory note with the Company in the amount of $25,000. Payment on the note consists of $5,000 per month starting February 1, 2008 until fully paid.  This promissory note does not bear interest unless default occurs at which time interest would accrue at 10% per annum.   This note was part of a lease termination agreement between the Company and Cardelco relating a lease for office space in San Diego, California.  The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and the remaining $25,000 was paid in the form of a short-term promissory note payable at $5,000 per month beginning February 1, 2008.

Note 6 - Stockholders' Equity

Preferred Stock

As of December 31, 2007, the Company had authorized 20,000,000 shares of preferred stock.  The Company has designated 500,000 shares as 8% Convertible Series A.

On October 17, 2002 the Company issued 500,000 shares of 8% Convertible Series A Preferred Stock (the “Series A Preferred Stock”) to Stanford International Bank Limited for $500,000.  Each share of the Series A Preferred Stock is convertible, at the option of the holder, into one share of the Company’s common stock for a period of five years.  After five years the Series A Preferred Stock was automatically converted to common stock.  The Series A Preferred Stock did not have voting rights and had a liquidation preference of $1.00 per share.  Dividends on the Series A Preferred Stock were cumulative at the rate of 8% per annum of the liquidation value, $1.00 per share, were payable in cash, when and if declared by the Board of Directors, and were preferential to any other junior securities, as defined.  The Board did not declare any such dividends.  Because of the cumulative nature of these dividends, if all dividends had been declared the balance owing would have been $200,000 as of October 14, 2007, the day of automatic conversion.  All outstanding shares of Series A Preferred Stock automatically converted to 500,000 common shares on October 14, 2007 according to the terms of the Series A Preferred Stock.  As such, Stanford International Bank Limited was issued 500,000 shares of common stock and the 500,000 shares of Series A Preferred Stock were cancelled.  There are currently no shares of Series A Preferred Stock outstanding.

COGNIGEN NETWORKS, INC.

Common Stock

BayHill Capital

On October 17, 2007, BayHill Capital converted principal in the amount of $250,000 and accrued interest in the amount of $7,776 owing under convertible promissory notes into 10,331,040 common shares of the Company.  See Note 5.

Commission River, Inc.

On November 30, 2007, the Company entered into an Asset Purchase and Reorganization Agreement (the “Sale Agreement”) by and among the Company and Commission River, Inc. (“Commission River”).  Pursuant to the terms of the Purchase Agreement, the Company acquired substantially all of Commission River’s assets in exchange for 16,000,000 shares of common stock of the Company. The assets of Commission River acquired primarily included intellectual property, employment agreements and non-complete agreements.  The cost of the acquisition was valued at $800,000 of which $400,000 was allocated to intellectual property and $400,000 was allocated to the three year employment and non-compete agreements.  These intangible costs are being amortized over their three year estimated useful lives.   Upon the issuance of these 16,000,000 common shares effective November 30, 2007, Commission River became the largest record holder of the Company’s common stock.

Cognigen Business Systems, Inc.

During the fiscal years ended June 30, 2007 and June 30, 2006 and the fiscal quarter ended September 30, 2007, the Company generated revenue from the CBSi operations in the amount of $58,463, $0 and $15,233, respectively.  During the same period (July 1, 2005 through September 30, 2007) the Company incurred in excess of $600,000 in expenses associated with the CBSi operations.  After reviewing the activities and operations of CBSi, the Board of Directors of the Company concluded that the large losses generated by CBSi, and the projected amount of cash required to develop and market the intended CBSi products, did not warrant further investment in CBSi or continued marketing and sale of the CBSi products.  The Company's Board of Directors determined that it was in the best interests of the Company and its shareholders to focus the Company's efforts on continuing to develop its historical agent marketing business and, on September 14, 2007, agreed to sell its 100% ownership in CBSi to Carl Silva and ABP, effective August 31, 2007, for 1,246,028 shares of Cognigen common stock valued at $56,196 and the retention of $30,844 of CBSi related accounts payable.  In conjunction with this sale, the employment agreement and all benefits related thereto with Carl Silva were terminated and or relinquished.   All other agreements with ABP were also terminated in relation to delivering to ABP shares of common stock based on pretax income for CBSi that was included in the original agreement with Carl Silva and ABP.  The 1,246,028 common shares of the Company received in the transaction were cancelled.

Other issuances of common stock

During the six months ended December 31, 2007, the Company issued the following restricted common shares for those reasons and values identified:

COGNIGEN NETWORKS, INC.

	Shares	Value
Settlement of outstanding liabilities	2,165,224	$71,883
Conversion of notes payable and related accrued interest	10,311,040	257,776
Conversion of preferred stock	500,000	450,000
Board of Directors fees or bonus – Former directors	600,000	24,000
Board of Directors fees or bonus– Current directors	3,900,000	195,000
Issuance to management as sign-on bonuses	10,000,000	500,000
Issuance to management in lieu of salaries	7,433,333	371,667
Issuance to consultants	2,000,000	100,000

The values recorded for settlement of outstanding liabilities, conversion of notes payables and related accrued interest and conversion of preferred stock were all recorded at contractually stated amounts.  The values of all other transactions were recorded at the closing market price of the Company’s common stock on the date the Company’s Board of Directors approved the issuance.

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

There were no stock options granted during the six months ended December 31, 2007.  As of December 31, 2007 there were 859,000 stock options outstanding under the Plan and outside the Plan.  During the six months ended December 31, 2007, there were 43,000 stock options that either expired or were cancelled unexercised.

Warrants

As of December 31, 2007, there were warrants outstanding to purchase 275,000 common shares of the Company.  During the six months ended December 31, 2007, warrants to purchase 350,000 common shares of the Company expired unexercised.

Note 7 - Commitments and Contingencies

Operating Leases

There were no future minimum lease payments owing by the Company under any leases as of December 31, 2006. On December 31, 2007, Cardelco, LLC (Cardelco) entered into a short-term promissory note with the Company in the amount of 25,000. This note was part of a lease termination agreement between the Company and Cardelco relating a lease for office space in San Diego, California.  The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon execution of the termination agreement and the remaining $25,000 was paid in the form of a short-term promissory note payable at $5,000 per month beginning February 1, 2007.  This promissory note does not bear interest unless default occurs at which time interest would accrue at 10% per annum.

Note 8 –  Related Party Activity

COGNIGEN NETWORKS, INC.

Stock Redemption Agreement between the Company, the Anderson Family Trust, Cantara Communications Corporation, and Kevin E. Anderson Consulting, Inc.

On December 7, 2001, the Company re-purchased 2,712,500 shares of the Company’s common stock from the Anderson Family Trust (“AFT”).  The Anderson Family Trust delivered shares from those owned by Cognigen Corporation, a company 98.9 % owned by AFT, to satisfy its obligation pursuant to the transaction.  Kevin E. Anderson, the founder of the Company, and members of his family are the beneficiaries of AFT.  Kevin E. Anderson may be deemed to beneficially own the shares of the Company’s common stock owned by AFT.

As consideration for the return of the 2,712,500 shares to the Company, among other consideration, the Company transferred to Cantara, an affiliate of Mr. Anderson, the rights to become the up-line agent for the Company’s current accounts and thereby be entitled to commissions, fees and bonuses on the Company’s current customer accounts, with a commission not to exceed 12%.  As part of the transaction, Cantara agreed to cap the amount of commissions payable by the Company through December 31, 2002. The amount of commissions, fees and bonuses that Cantara is entitled receive under the agent agreement is contingent upon the generation of sales by it and its down line agents and payment for the products and services sold by our customers and vendors. The sales are generated either directly by Cantara and/or its down-line sub-agents.  For the six-month periods ended December 31, 2007 and 2006, the Company paid Cantara $122,115 and $215,997 in commissions, respectively. In addition, as a part of that transaction, the Company’s agreement with Kevin E. Anderson Consulting, Inc., pursuant to which the Company paid Kevin E. Anderson Consulting, Inc. consulting fees of $14,583 per month, was cancelled and Mr. Anderson was retained through March 31, 2003 at the rate of $1,000 per month to provide to the Company up to 20 hours telecommuting consulting services per month.

Prior to September 30, 2005, commission payments earned by Cantara pursuant to the foregoing arrangement were reflected in the Company’s financial statements as a reduction in the amount of deferred commissions payable by the Company.  For periods subsequent to September 30, 2005, the payments earned by Cantara pursuant to the foregoing arrangement were reflected as commission expense on the Company’s financial statements.

In March 2003, the Company entered into a separate consulting agreement with Kevin E. Anderson Consulting, Inc., an entity affiliated with Mr. Anderson, to provide expanded consulting and technical/administrative services.  For the six months ended December 31, 2007 and 2006, the Company paid Kevin E. Anderson Consulting, Inc. $11,250 and $27,000, respectively, pursuant to the consulting agreement.

For the six months ended December 31, 2007 and 2006, Cognigen also paid members of Kevin E. Anderson’s family $16,205 and $25,133 in agent commissions, respectively.

On December 9, 2005, the Company entered into a stock purchase agreement, as amended, with AFT and Cantara (the Cantara Purchase Agreement). Under the Cantara Purchase Agreement, the Company paid AFT a total of $150,000 as of December 31, 2007. Under the Cantara Purchase Agreement, the Stock Redemption Agreement was to terminate if the Company pays AFT a total of $1,500,000 by March 15, 2011 pursuant to a schedule set forth in the Cantara Purchase Agreement, as amended. AFT continued to receive 100% of the amount due to the Cantara Agency until December 29, 2006, at which time the Company began receiving 10% of commission due.  Thereafter, the percentage that the AFT received was to reduce as the Company made additional payments.  The Company had the right

COGNIGEN NETWORKS, INC.

to prepay any unpaid amounts due at any time and stop all payments to the AFT under the Stock Redemption Agreement.  Given cash flow considerations, in January 2007 the Company decided to terminate payments under the Cantara Purchase Agreement.  The Company owns 10% of the commission payment to the AFT, however, it no longer has a right to purchase the remaining 90% at this time.  The $150,000 paid by the Company to AFT is reflected on the Company’s balance sheet and is being amortized to commission expense over three remaining years in accordance with the 10% ownership of the commission payments to Cantara.  During the six months ended December 31, 2007, after completing an evaluation on the expected cash flows relative to the net book value of the entry in the Company’s financial statements, the Company amortized an additional  $87,310 as a charge to commission expense, leaving a net balance of $47,690 as other assets, .

Consulting Arrangements with Combined Telecommunications Consultancy, Ltd. and Commission Payments to Telkiosk, Inc.

The Company previously had an agreement with Combined Telecommunications Consultancy, Ltd. (“CTC”), of which slightly less than 35% is owned by Peter Tilyou, pursuant to which CTC received a percentage of a transaction if CTC introduced a transaction to the Company and was paid a consulting fee of $150 per hour for providing consulting services to the Company.  Although this agreement was not formally renewed, it is the Company’s intentions to pay CTC under the same structure for any services rendered to the Company.  During the six months ended December 31, 2007 and 2006, the Company paid CTC $0 and $14,000, respectively, in consulting fees.

Payments to Directors

A director of the Company has been performing consulting services for the Company and receiving $7,500 per month for these services since June 15, 2007 for a total of $45,000 for the six months ended December 31, 2007.

Payments to Telarus, Inc.

During the six months ended December 31, 2007, the Company accrued $49,519 for payments to Telarus, Inc. (“Telarus”) for services performed by the employees of Telarus on behalf of the Company and various expenses paid by Telarus on behalf of the Company.   This amount is included in accounts payable on the Company’s balance sheet at December 31, 2007.  Telarus is owned by the principals of Commission River who are now executive officers of a wholly-owned subsidiary of the Company.  The Company plans to continue using the services of Telarus employees on a limited basis for the next twelve months.  Services provided by Telarus include various accounting and software development projects which are limited in scope.  Services are billed to the Company on an hourly basis and are approved by an independent executive of the Company.  The Company anticipates services provided by Telarus will be less then $15,000 per month and will decrease in amount during the third quarter of the Company’s 2008 fiscal year.

Note 9 –  Subsequent Activity

In a preliminary proxy statement filed with the Securities and Exchange Commission, the Company has indicated its intention to call a special meeting of the shareholders of the Company on a date which is yet to be determined.  The proposed items for shareholder vote include the following:

1.  amending the Articles of Incorporation of the Company to effect a reverse split of the

COGNIGEN NETWORKS, INC.

outstanding shares of common stock of the Company pursuant to which each 50 shares of common stock outstanding prior to the reverse split would be exchanged for one share of common stock outstanding after the reverse split;.

2.  amending the Articles of Incorporation of the Company to reduce the number of authorized shares of common stock of the Company from 300,000,000 shares to 100,000,000 shares, and the number of authorized shares of preferred stock from 20,000,000 shares to 400,000 shares;

3.  amending the Articles of Incorporation of the Company to change the name of the Company to BayHill Capital Corporation;

4.  re-incorporating the Company under the laws of the State of Delaware; and

5.  adopting the Cognigen Networks, Inc. 2008 Stock Incentive Plan; and

Item 2    .MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1.  Overview

Cognigen Networks, Inc. (“Cognigen” or the “Company”) is an Internet and relationship enabled marketer.  The Company markets and sells services and products through commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services.  Historically, the Company has generated revenues in two ways.  First, the Company has generated marketing commission revenues from vendors who are represented on web sites operated by independent agents of the Company and for whom the Company sells products and services via contractual agreements.  Generally, the Company enters into contractual agreements with these vendors, who pay the Company commissions based on the volume of products and services sold by the Company’s independent sales agents.  The Company then pays a portion of those commission revenues to the independent sales agents responsible for making the sales upon which the commissions were based. A significant portion of the Company’s marketing commission revenues is attributable to the sale of domestic and international long distance services; however, the Company also generates marketing commission revenues from the sale of prepaid calling cards/pins and paging, wireless communications, computers and Internet-based telecommunications products.

Second, the Company has also generated revenues from sales of proprietary products and services.  Generally, the Company has acquired or developed these proprietary products and services with the intention of marketing such products and services through the Company’s independent agent network.  These products and services have included long distance telecommunication services, online shopping websites and broadband voice, data, video and management communication and control support services.  Most of these products have been sold by the Company’s independent agents, and the Company has generally paid commissions to its agents based on the dollar volume of products sold.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006.

Total revenue for the three months ended December 31, 2007 was $1,073,692, compared to $1,587,902 for the corresponding period of 2006. This represents a decrease of $514,210 from the comparable period of 2006, or 32%.  This decrease reflects a significant reduction in the Company’s sales of long distance products and cell phones.

Marketing commissions expense decreased from $1,216,928 for the three months ended December 31, 2006 to $695,490 for the corresponding period of 2007, a decrease of $521,438, or 43%, from the comparable period of 2006.  This decrease correlates to a decrease in marketing commissions revenue explained above, as well as a decrease in payments to the Company from its largest cell phone carrier, who filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Selling, general and administrative expenses increased $1,416,088, or 411%, for the three months ended December 31, 2007 compared to the corresponding period of 2006.  This increase was largely attributable to the issuances of shares of common stock to officers, directors and consultants of the Company, in exchange for services and subject to restricted stock agreements. The value of such shares of common stock, in the aggregate, was recorded to general and administrative expenses of $1,190,000 in December 2007.  In addition, during the quarter the provision for doubtful accounts was increased as a result of the Company’s largest cell phone carrier filing for protection under Chapter 11 of the U.S. Bankruptcy Code.  Marketing commissions from this cell phone carrier for the three months ended December 31, 2007 were approximately $75,000.  The Company has provided an allowance for doubtful accounts of $203,000 in connection with the bankruptcy filing, $75,000 of which was recorded in the three months ended December 31, 2007.  Also during the three months ended December 31, 2007, the Company experienced an increase in legal, accounting and other expense associated with conducting the Company’s annual meeting of shareholders, various financing arrangements, and corporate reorganization efforts.

The increase of depreciation and amortization of $20,807 over the corresponding period of 2006 was primarily attributable to amortization of the portion of the purchase price of the assets of Commission River representing intangible intellectual property and employment and non-compete agreements.   This amortization was for one month based on the acquisition date of November 30, 2007.

Interest expense for the three months ended December 31, 2007 of $159,020 was higher than the $31,795 for corresponding period of 2006, due primarily to higher than average outstanding receivables financing balances, the increase in short term funding, and a beneficial conversion feature of $100,000 related to the promissory note from BayHill Capital issued in November 2007.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Total revenue for the six months ended December 31, 2007 was $2,302,410 compared to $3,119,124 for the corresponding period of 2006. This represents a decrease of $816,714 from that of the corresponding period of 2006, or 26%.  This decrease reflects a significant reduction in the Company’s sales of long distance products and cell phones.

Marketing commissions expense decreased from $2,428,721 for the six months ended December 31, 2006 to $1,508,745 for the three months ended December 31, 2007, a decrease of $919,976, or 38%.  This decrease correlates to a decrease in marketing commissions revenue explained above, as well as a decrease in payments to the Company from its largest cell phone carrier, who filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Selling, general and administrative expenses increased $1,474,246, or 200%, from the six months ended December 31, 2007 compared to the corresponding period of 2006. This increase was largely attributable to the issuances of shares of common stock to officers, directors and consultants of the Company, in exchange for services and subject to restricted stock agreements. The value of such shares of common stock, in the aggregate, was recorded to general and administrative expenses of $1,190,000 in December 2007.  In addition, during this period a provision for doubtful accounts was recorded as a result of the Company’s largest cell phone carrier filing for protection under Chapter 11 of the U.S. Bankruptcy Code.  Marketing commissions from this cell phone carrier for the six months ended December 31, 2007 were approximately $290,000. Of this amount, the Company has provided an allowance for doubtful accounts of $203,000, all of which was recorded during the six months ended December 31, 2007.  Also during this period the Company experienced an increase in legal, accounting and other expense relating to the Company’s annual shareholders meeting, various financing arrangements and corporate reorganization efforts.

The Company incurred depreciation and amortization expense of $22,222 during the six months ended December 31, 2007, an increase of $19,391 from the corresponding period 2006.  The increase was primarily attributable to amortization of the portion of the purchase price of the assets of Commission River representing intangible intellectual property and employment and non-compete agreements.

Interest expense for the six months ended December 31, 2007 of $371,654 was higher than the $57,974 for the corresponding period of 2006, due primarily to higher than average outstanding receivables financing balances, increased short term borrowings during 2007, and beneficial conversion features of $255,191 recorded this period.   The beneficial conversion features related to the promissory notes from Bay Hill Capital which in September 2007 became convertible into common shares and the promissory note issued by the Company to BayHill Capital in November 2007.

Liquidity and Capital Resources

Cash flows generated from operations, from the Company’s receivables financing arrangement and from BayHill Capital were sufficient to meet working capital requirements for the six months ended December 31, 2007, but will not likely be sufficient to meet the Company’s working capital requirements for the foreseeable future or provide for expansion opportunities.  During the six months ended December 31, 2007, the Company incurred $1,897,783 in losses from operations and used $259,704 in cash for operations.  Cash flows provided by financing activities for the six months ended December 31, 2007 were $231,764.

The Receivables Purchase Agreement expires March 24, 2008.  Silicon Valley Bank has indicated their intent to not renew the Receivables Purchase Agreement.  The Company is seeking to obtain replacement financing at this time.

During the six months ended December 31, 2007, the Company made a proposal to VenCore that is under review by VenCore’s loan committee.  The proposal was that the Company would pay $18,000 upon approval of the proposal, pay $5,000 per month in principal beginning November 10, 2007 until June 10, 2008, pay $100,000 of principal, pay interest on outstanding principal amount in common shares of the Company stock and that VenCore, upon the Company’s payment of $100,000, would convert $50,000 of the principal amount of the VenCore debt into common shares of the Company.  The conversion and interest payments would be valued at a $.025 price per share.  The Company has made the payment of $18,000 and all monthly payments of $5,000 since this time.  The Company has not, however, paid the $100,000 payment which is a condition of the proposal.  Accordingly, VenCore’s loan committee has not approved or accepted the Company’s proposal.

On June 15, 2007 and June 28, 2007, BayHill Capital extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively.   Both of these notes and accrued interest were converted on October 17, 2007 into 10,331,040 common shares of the Company.

On September 26, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $30,000 which bears interest at 10% per annum.  This note is convertible at the lower of $.05 per share or 80% of the average closing bid price of the Company’s common share price for the previous five trading days and is secured by a subordinated security agreement on all the assets of the Company.  The note was due on October 13, 2007 and is considered due and payable.

On November 5, 2007, BayHill Capital extended to the Company a short-term loan in the amount of $150,000 which bears interest at 10% per annum.  This note is convertible into the Company’s common shares at $.03 per share and is also secured by a subordinated security agreement on all the assets of the Company.  This note was due on December 4, 2007 and is considered due and payable.

There can be no assurance that the Company will be able to secure additional debt or equity financing, that the Company will be able to reduce or eliminate more costs and expenses or that cash flows from operations or financing activities will produce adequate cash flow to enable the Company to meet all future obligations or to be able to expand.  The Company’s current liabilities of $2,187,353 exceed current assets by $1,463,571. All of the Company’s existing financing arrangements are short term.

The Company has indicated its possible interest in filing an application and other materials with the SEC in order to obtain a charter as a Business Development Company (hereinafter, "BDC") as defined in the Investment Company Act of 1940, as amended.  If the Company elects to become a BDC, and is granted a charter by the SEC, the Company may elect to continue its historic business operations through a wholly-owned subsidiary.  The Company’s management would continue to operate and manage the wholly-owned subsidiary and continue its efforts to develop and expand the Company’s historical business.

If the Company elects to make application for a charter as a BDC, if the Company’s application for a BDC charter is approved, and if the Company is able to obtain additional capital financing, the Company’s management believes the Company would have the ability to provide capital and management advisory services to both smaller public and private companies seeking access to public capital markets, financial and operational management expertise, and various forms of traditional equity and debt capital. Prior to finalizing a decision to become a BDC, the Company intends to move forward with its plans and activities in an effort to secure additional equity financing and enhance and expand its affiliate marketing business.

Forward Looking Statements

Certain of the information discussed herein, and in particular in this section entitled “Management’s Discussion and Analysis or Plan of Operation,” contains forward looking statements that involve risks and uncertainties that might adversely affect the Company’s operating results in the future in a material way.  Such risks and uncertainties include, without limitation, the Company’s possible inability to obtain additional financing, the Company’s possible lack of producing agent growth, the Company’s possible lack of revenue growth, the Company’s possible inability to add new products and services that generate increased sales, the Company’s possible lack of cash flows, the Company’s inability to integrate or capitalize on the operations and assets acquired from Commission River,  The Company’s failure to obtain a charter as a BDC, the Company’s possible loss of key personnel, the possibility of telecommunication rate changes and technological changes and the possibility of increased competition.  Many of these risks are beyond the Company’s control.  The Company is not entitled to rely on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934 as amended, when making forward-looking statements.

Item 3.Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls are effective.

In the past, the Company’s management was unable to conclude that the Company maintained effective controls over its process in a manner that was sufficient to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with U.S. generally accepted accounting principles.  The principal concern identified by the Company’s management with respect to effective disclosure controls and procedures was a lack of personnel and resources.  Specifically, the Company did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness, accuracy and timely preparation and review of its consolidated financial statements and disclosures, including discontinued operations, a statement of cash flows and certain footnotes. However, since the duties of the Company’s Chief Executive Officer and its Chief Financial Officer are now segregated and the

Company’s operations and financial reporting are now being reviewed and overseen by a separate management team, the Company’s management has concluded that the Company’s disclosure controls and procedures were in place as of December 31, 2007 and will be fully effective during the Company’s fiscal quarter ending March 31, 2008.  The Company’s Chief Financial Officer oversees the Company’s accounting and general internal control process and reports to our Chief Executive Officer, who ultimately reviews all financial reports that are issued.  As of December 31, 2007 the Company had engaged additional personnel for the purpose of implementing the additional controls over financial reporting which the Company’s management considered necessary to provide the confirmation set forth in this Item 3(a).  Notwithstanding management’s determination, the Company’s management believes the additional personnel will enhance the Company’s disclosure control procedures during the Company’s fiscal quarter ending March 31, 2008.

(b)	Changes in internal control over financial reporting.

Since the acquisition of Commission River, Inc on November 30, 2007, The Company has expanded its staff to include a separate management team who reviews and approves the business and financial reporting conducted by the Company.  Also during the three months ended December 31, 2007, the Company added a Chief Executive Officer and other senior officers with specific responsibilities for the Company’s financial reporting.  These personnel changes, as well as the Company’s implementation of additional financial and management processes and procedures, have increased the Company’s controls over financial and enhanced reporting controls.

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2007, the Company issued the following restricted common shares to the following parties and for reasons identified as follows:

Settlement of Outstanding Liabilities	Shares
Gary Cook	946,612
Tom Smith, former director and CEO	219,405
SWE Investors	219,405
Sean Stewart	48,757
Chris Seelbach, former director	333,333
James Shapiro, former director	223,333
George Rebensdorf, former director and current advisor	116,667
Subtotal	2,107,512

Commission River Acquisition
Commission River, Inc.	16,000,000

Conversion of Notes Payable and Preferred Stock
BayHill Capital	10,311,040
Stanford Financial	500,000

Board of Directors Fees or Bonus – Former Directors
Gary Cook	250,000
Chris Seelbach	150,000
David Jackson	100,000
George Rebensdorf	100,000
Subtotal	600,000

Board of Directors and Employee Fees – New directors
James U. Jensen	1,500,000
John M. Kn	1,200,000
John D. Thomas	1,200,000
Subtotal	3,900,000

Employee Bonuses and Consultant Fees
Robert K. Bench	5,000,000
Todd Esplin	2,500,000
Adam Edwards	1,250,000
Patrick Oborn	1,250,000
Subtotal	10,000,000

Allen & Associates	500,000
Kent Williams	500,000
George Rebensdorf	500,000
Jonathan Kalman	500,000
Subtotal	2,000,000

Shares issued in lieu of Salary and Bonus
Robert K. Bench	2,533,333
Todd Esplin	800,000
Adam Edwards	1,600,000
Patrick Oborn	1,600,000
Robyn Farnsworth	900,000
Subtotal	7,433,333

The Company did not engage the services of an underwriter in connection with the issuance of any of the foregoing shares of common stock or warrants.

In agreeing to issue the foregoing shares of common stock and warrants, the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.  Commission River, BayHill Capital, Stanford Financial, SWE Investors, Allen and Associates and the individuals identified above had full information concerning the Company and took the shares or warrants for purposes of other than distribution unless the shares or underlying shares are registered under the Securities Act of 1933.  The stock or warrant certificate evidencing each grant described above contained a legend restricting their transfer of the shares or warrants (or any share exercisable upon exercise of the warrant) transfer unless registered under the Securities Act of 1933, as amended, or unless there is an exemption available for their transfer.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s annual meeting of shareholders held on December 10, 2007, the following items were approved as indicated by the vote stated following each item:

The following persons were elected as directors of the Company, to serve until the next Annual Meeting of Shareholders of the Company and until their successors are elected and quality:

	Votes For	Votes Withheld	Broker Non-Votes
Roy D. Banks	15,555,893	21,455	19,686
Robert K. Bench	15,562,995	14,361	12,586
James U. Jensen	15,555,893	21,455	19,686
John M. Knab	15,555,784	21,567	19,686
John D. Thomas	15,555,893	21,455	19,686

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION AND METHOD OF FILING

10.30	Secured Subordinated Promissory Note in the original principal amount of $150,000, dated November 5, 2007, made by the Company in favor of BayHill Capital, LC.

10.31	Unsecured Promissory Note in the original principal amount of $125,000, dated December 5, 2007, made by the Company in favor of BayHill Capital, LC

10.32	Unsecured Promissory Note in the original principal amount of $100,000, dated December 27, 2007, made by the Company in favor of BayHill Capital, LC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIGEN NETWORKS, INC.

By:  /s/ Robert K. Bench                                                                                                Date: February 18, 2008
Robert K. Bench
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION AND METHOD OF FILING

10.30	Secured Subordinated Promissory Note in the original principal amount of $150,000, dated November 5, 2007, made by the Company in favor of BayHill Capital, LC.

10.31	Unsecured Promissory Note in the original principal amount of $125,000, dated December 5, 2007, made by the Company in favor of BayHill Capital, LC

10.32	Unsecured Promissory Note in the original principal amount of $100,000, dated December 27, 2007, made by the Company in favor of BayHill Capital, LC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1
CERTIFICATION
I, Robert K. Bench, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Cognigen Networks, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.
The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Omitted

(c)
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: February 18, 2008                                                                                     /s/ Robert K. Bench
Robert K. Bench
Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION
I, Gary L. Cook, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Cognigen Networks, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.
The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Omitted

(c)
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: February 18, 2008                                                                                     /s/ Gary L. Cook
Gary L. Cook
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cognigen Networks, Inc. (the "Company") on Form 10-QSB for the quarterly period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert K. Bench, Acting Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 18, 2008                                                                                     /s/ Robert K. Bench
Robert K. Bench
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cognigen Networks, Inc. (the "Company") on Form 10-QSB for the quarterly period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary L. Cook, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 18, 2008                                                                                     /s/ Gary L. Cook
Gary L. Cook
Chief Financial Officer