Form 10QSB
period 2008-03-31
BAYHILL CAPITAL CORP
filed 2008-05-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from ____ to

Commission File Number 0-11730

BayHill Capital Corporation
(Exact name of small business issuer as specified in its charter)

Delaware                                                         84-1089377
                (State or other jurisdiction of                                       (I.R.S. Employer
                incorporation or organization)                                     Identification No.)

10757 S. Riverfront Pkwy, Suite 125
South Jordan, Utah 84095
(Address of principal executive offices)

801-705-5128
(Issuer’s Telephone number)

Cognigen Networks, Inc.
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ___  No   X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes       No
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Outstanding at March 31, 2008

Common Stock, $.001 par value	1,749,401

Transitional Small Business Disclosure Format (Check one):  Yes _____   No     X

Commission File Number:  0-11730
Quarter Ended March 31, 2008

FORM 10-QSB
Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions	Page 5
Notes to Unaudited Consolidated Financial Statements	Page 6
Item 2. Management's Discussion and Analysis or Plan of Operation	Page 16
Item 3. Controls and Procedures	Page 19
Part II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 20
Item 4. Submission of Matters to a Vote of Security Holders	Page 20
Item 5. Other Information	Page 21
Item 6. Exhibits	Page 22
Signature	Page 23

BAYHILL CAPITAL CORPORATION

Part I - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets

	March 31,	June 30,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$90,953	$-
Marketing commissions receivable, net of allowance for doubtful accounts of $140,000 and $230,080, respectively	525,060	813,540
Other current assets	12,324	24,552
Total current assets	628,337	838,092

Non-current assets
Intangible assets, net	711,112	-
Deposits and other assets	20,175	146,549
Net long-term assets of discontinued operations	-	30,849
Total non-current assets	731,287	177,398

Total assets	$1,359,624	$1,015,490

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$454,487	$568,135
Accrued liabilities and deferred revenue	107,317	99,453
Accrued compensation	66,600	63,516
Commissions payable	580,786	600,309
Financing arrangements	425,495	892,866
Net current liabilities of discontinued operations	68,883	90,955
Total current liabilities	1,703,568	2,315,234

Other long-term liabilities	-	1,635
Total liabilities	1,703,568	2,316,869

Commitments and contingencies

Stockholders' Deficit
Preferred stock $.0001 par value, 400,000 shares authorized, no shares are issued and outstanding as of March 31, 2008 and 500,000 shares issued as of June 30, 2007	-	450,000
Common stock $.0001 par value, 100,000,000 shares authorized; 1,749,401 issued and outstanding as of March 31, 2008 and 210,710 shares issued and outstanding as of June 30, 2007	175	21
Additional paid-in capital	15,910,317	12,192,061
Accumulated deficit	(16,254,436)	(13,943,461)
Total stockholders’ deficit	(343,944)	(1,301,379)
Total liabilities and stockholders’ deficit	$1,359,624	$1,015,490

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue - Marketing commissions	$922,344	$1,418,168	$3,217,452	$4,423,688

Operating expenses:
Marketing commissions	520,429	906,938	2,025,684	3,098,385
Selling, general and administrative	693,324	367,047	2,912,493	1,138,768
Depreciation and amortization	66,666	3,687	88,888	7,143
Total operating expenses	1,280,419	1,277,672	5,027,065	4,244,296

Earnings (loss) from continuing operations	(358,075)	140,496	(1,809,613)	179,392
Interest expense	(55,117)	(40,423)	(426,772)	(98,397)

Earnings (loss) from continuing operations before income taxes	(413,192)	100,073	(2,236,385)	80,995

Income taxes	-	-	-	-
Earnings (loss) from continuing operations	(413,192)	100,073	(2,236,385)	80,995

Loss from discontinued operations	-	(245,417)	(74,590)	(248,304)

Net loss	(413,192)	(145,344)	(2,310,975)	(167,309)

Preferred dividends	-	(10,000)	(11,667)	(30,000)

Loss attributable to
common shareholders	$(413,192)	$(155,344)	$(2,322,642)	$(197,309)

Earnings (loss) per common share-basic and diluted:
Continuing operations	$(.33)	$.49	$(3.23)	$.41
Discontinued operations	( .00)	(1.21)	(.11)	(1.26)
	$(.33)	$(.72)	$(3.34)	$(.85)
Weighted average number of common shares outstanding: Basic and Diluted	1,249,597	203,475	691,559	197,044

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

See Notes to Consolidated Financial Statements

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2008	2007
	Unaudited	Unaudited
Cash flows from operating activities
Net loss	$(2,310,975)	$(167,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and provision on investment in Cantara Agency	114,825	-
Depreciation and amortization	88,888	7,143
Bad debt expense	345,001	58,456
Beneficial conversion feature	266,528	-
Issuance of stock as compensation	1,238,667	14,422
Changes in assets and liabilities:
Accounts receivable	-	(72,206)
Commissions receivable	(56,521)	(48,966)
Other current assets	12,228	(8,082)
Accounts payable	55,577	158,340
Accrued liabilities	41,312	(15,710)
Accrued compensation	3,084	65,735
Commissions payable	(19,523)	(120,876)
Other liabilities	(1,635)	19,909
	2,088,431	58,165
Net cash used in continuing operations	(222,544)	(109,144)
Net cash used in discontinued operations	(22,072)	(81,469)
Net cash used in operations	(244,616)	(190,613)

Cash flows from investing activities
Sale of Cognigen Business Systems, Inc.	(14,458)	-
Decrease other assets	11,549	2,914
Net cash provided by (used in) continuing investing activities	(2,909)	2,914
Net cash provided by (used in) discontinued investing activities	30,849	(64,445)
Net cash provided by (used in) investing activities	27,940	(61,531)

Cash flows from financing activities
Proceeds from notes payable	550,000	250,000
Payments towards notes payable	(242,371)	(22,064)
Proceeds from other financing arrangements	-	24,208
Net cash provided by financing activities	307,629	252,144

Net increase in cash and cash equivalents	90,953	-

Cash and cash equivalents-beginning of period	-	-

Cash and cash equivalents-end of period	$90,953	$-

BAYHILL CAPITAL CORPORATION

See Notes to Consolidated Financial Statements

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the nine months ended March 31, 2008 and 2007 were  $50,246 and $98,397, respectively.

In September 2007, the Company repurchased 24,921 of its common shares as partial consideration for the sale of 100% of the equity interests of Cognigen Business Systems, Inc.  Immediately following the repurchase of these common shares, the Company cancelled such shares which the Company deemed to have a net value of $42,984.  See Note 3 of the Notes to Consolidated Financial Statements.

During the nine months ended March 31, 2008, the Company issued the following restricted common shares for those reasons and values identified below.  See Note 6 of the Notes to Consolidated Financial Statements:

	Shares	Value
Settlement of outstanding liabilities	113,015	$161,449
Conversion of notes payable and related accrued interest	607,930	$801,224
Conversion of preferred stock	10,000	$450,000
Board of Directors fees or bonus – Former Directors	12,000	$24,000
Board of Directors fees or bonus– Current Directors	102,000	$243,000
Issuance to management as sign-on bonuses	200,000	$500,000
Issuance to management in lieu of salaries	148,667	$371,667
Issuance to consultants	50,000	$115,000
Commission River asset acquisition	320,000	$800,000

On December 31, 2007, the Company entered into a lease termination agreement with an unrelated third party.  Pursuant to the terms of the termination agreement, the Company agreed to pay to the landlord $45,000, payable in the form of $20,000 in cash and a short-term promissory note in the original principal amount of $25,000, payable at $5,000 per month beginning February 1, 2008 as consideration for the termination of the lease.  See Note 7 of the Notes to Consolidated Financial Statements.

BAYHILL CAPITAL CORPORATION

Notes to Consolidated Financial Statements

Note 1 – Description of Business

BayHill Capital Corporation (“BHCC or the “Company”, formerly Cognigen Networks, Inc.) was incorporated in May 1983 in the State of Colorado.  The Company markets and sells services and products through commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services.  Historically, the Company has generated revenues in two ways. First, the Company has generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom the Company sells products and services via contractual agreements. Generally, the Company enters into contractual agreements with these vendors, who pay the Company commissions based on the volume of products and services sold by the Company’s independent sales agents.  The Company then pays a portion of those commission revenues to the independent sales agents responsible for making the sales upon which the commissions were based. A significant portion of the Company’s commission revenues is attributable to the sale of domestic and international long distance services; however, the Company also generates commission revenues from the sale of prepaid calling cards/pins and paging, wireless communications, computers and Internet-based telecommunications products.

Second, the Company has also generated revenues from sales of proprietary products and services. Generally, the Company has acquired or developed these proprietary products and services with the intention of marketing such products and services through its independent agent network. These products and services have included long distance telecommunication services, online shopping websites and broadband voice, data, video and management communication and control support services. Most of these products have been sold by independent agents, and the Company has generally paid commissions to independent agents based on the dollar volume of products sold.

On March 31, 2008, the Company conducted a special meeting of shareholders at which the shareholders of the Company approved a series of proposals previously approved by the Company’s Board of Directors.  These proposals consisted of i) a proposal to amend the Company’s Articles of Incorporation of the Company to effect a reverse split of the outstanding shares of the Company’s common stock pursuant to which each 50 shares of the Company’s pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of the Company’s post-split common stock, ii) a proposal to amend the Company’s Articles of Incorporation to reduce the number of authorized shares of the Company’s common stock from 300,000,000 shares, $.001 par value per share, to 100,000,000 shares, $.0001 par value per share, and the number of authorized shares of the Company’s preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $.0001 par value per share, (iii) a proposal to amend the Articles of Incorporation to change the name of the Company to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the re-incorporation of the Company, (iv) a proposal to re-incorporate the Company under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

Effective April 23, 2008 the Company’s management completed the actions necessary to effect the name change, reverse stock split, Delaware re-incorporation and reduction in the number of authorized

BAYHILL CAPITAL CORPORATION

shares of common and preferred stock.  The Company’s common stock began trading on April 23, 2008 on a post-split basis under the symbol "BYHL."  All share and per-share amounts included in these consolidated financial statements have been restated to reflect the 1 for 50 reverse stock split.

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company include the accounts of the Company and its former subsidiaries, LowestCostMall.com (“LCM”) and Cognigen Business Systems, Inc. (“CBSi”), both of which are treated as discontinued operations (see Note 3).  All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to (a) the unaudited consolidated statement of operations for the three and nine-month periods ended March 31, 2008 and 2007, respectively, (b) the unaudited consolidated balance sheet as of March 31, 2008 and (c) the unaudited consolidated statements of cash flows for the nine-month periods ended March 31, 2008 and 2007, respectively, in order to make the financial statements not misleading.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, as amended by Amendments No. 1 and No. 2 on Forms 10-KSB/A filed with the U.S. Securities and Exchange Commission.

The preparation of the Company’s consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results for the nine months ended March 31, 2008 may not necessarily be indicative of the results for the fiscal year ending June 30, 2008.

Note 3 – Discontinued Operations

LowestCostMall

In July 2006, the Company discontinued the operations conducted by LCM.

Cognigen Business Systems, Inc.

On September 14, 2007, the Company sold its 100% ownership in CBSi to Carl Silva and Anza Borrego Partners, Inc. (“ABP”) for 24,921 shares of the Company’s common stock valued at $56,196 and the retention of $30,844 of CBSi-related accounts payable.  The consideration was calculated to have a total value of $42,984 after considering the net assets of CBSi given up, the retention of accounts payable and the value of the shares of common stock returned to the Company and cancelled.  The decision to sell the ownership interest in CBSi was based on the determination by the Company’s Board of Directors that CBSi likely would be unable to generate sufficient cash flows to cover its anticipated expenses.  In conjunction with this sale, an employment agreement entered into between

BAYHILL CAPITAL CORPORATION

the Company and Carl Silva, a principal of ABP, and all benefits related to that employment agreement, were terminated and or relinquished.  All other agreements with ABP were also terminated in relation to delivering to ABP shares of the Company’s common stock based on pretax income for CBSi that was included in the original agreement with Carl Silva and ABP.

Sale of Proprietary Telecommunications Accounts

On October 13, 2006, the Company agreed to sell its interest in the majority of its telecommunications “one plus” accounts for which it recorded telecommunications revenue through sales of proprietary products and services.

The following is financial information as of March 31, 2008 relative to the discontinued operations described above.

Accrued liabilities	$(68,883)
Net current liabilities	$(68,883)

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007

Total revenue	$22,535	$1,332,893
Operating expenses	97,125	1,783,477

Loss from operations	(74,590)	(450,584)
Gain on sale of assets	-	202,280
Income taxes	-	-

Net loss	$(74,590)	$(248,304)

Note 4 – Management’s Plan

Cash flows generated from operations, advances pursuant to the Company’s Receivables Purchase Agreement, dated December 26, 2003, with Silicon Valley Bank (the “Receivables Purchase Agreement”) and cash from the issuance of notes payable to BayHill Capital, LC were sufficient to meet the Company’s working capital requirements for the nine months ended March 31, 2008, but will not likely be sufficient to meet the Company’s working capital requirements for the foreseeable future or provide for expansion opportunities.  The Company incurred $2,236,385 in losses from continuing operations and used $244,616 in operations for the nine months ended March 31, 2008.  Net cash flows generated from financing activities for the nine months ended March 31, 2008 were $307,629 primarily due to $550,000 of proceeds from financings.

The Receivables Purchase Agreement expired March 24, 2008.  Silicon Valley Bank did not renew the Receivables Purchase Agreement and demanded that the Company repay the outstanding balance by

BAYHILL CAPITAL CORPORATION

May 8, 2008.  As of March 31, 2008 the balance owed by the Company to Silicon Valley Bank pursuant to the Receivable Purchase Agreement was $240,753.  On May 12, 2008, the Company repaid the full amount owing to Silicon Valley Bank pursuant to the Receivables Purchase Agreement and the Receivables Purchase Agreement was terminated.

On October 10, 2006, the Company entered into an agreement with VenCore Solutions, LLC (“VenCore”) to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which includes interest at 16.7% per annum.  The loan is fully amortizable over 36 months, and was used for working capital purposes.  VenCore was granted a lien subordinate to Silicon Valley Bank on all assets of the Company.  In November 2007, the Company made a proposal, to VenCore, for a change in payment terms that is pending approval by their loan committee.  VenCore’s loan committee has not approved or accepted the Company’s proposal.  Since November 2007, the Company has made monthly payments to VenCore of only $5,000 per month.  Although the Company may be in technical default under the VenCore loan agreement, VenCore has not notified the Company of its default at this time.

On June 15, 2007 and June 28, 2007, BayHill Capital, LC extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively.  Both of these notes, together with accrued interest, were converted on October 17, 2007 into 206,621 shares of the Company’s common stock.

On September 26, 2007, BayHill Capital, LC extended to the Company a short-term loan in the amount of $30,000, which bore interest at 10% per annum.  The promissory note evidencing the loan was due on October 13, 2007.  Beginning October 14, 2007, the promissory note became convertible at the lower of $2.50 per share or 80% of the average closing bid price of the Company’s common stock for the preceding five trading days.  On November 5, 2007, BayHill Capital, LC extended to the Company a short-term loan in the amount of $150,000, with interest at 10% per annum.  The promissory note evidencing the loan was convertible into shares of the Company’s common stock at $1.50 per share.  This note was due on December 4, 2007.  Both the $30,000 and $150,000 short-term loans, together with accrued interest of $8,852, were converted on March 31, 2008 into 118,033 shares of the Company’s common stock.

BayHill Capital, LC extended to the Company a series of short-term loans, with interest at 12% per annum, on the following dates and for the following amounts: December 5, 2007 for $125,000, December 27, 2007 for $100,000, January 24, 2008 for $30,000, February 15, 2008 for $40,000, and March 6, 2008 for $50,000. These short-term loans, together with accrued interest of $9,593, were converted on March 31, 2008 into 283,677 shares of the Company’s common stock.

There can be no assurance that the Company will be able to secure additional debt or equity financing, or that the Company will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable the Company to meet all future obligations or to be able to expand.  As of March 31, 2008, the Company’s current liabilities of $1,703,568 exceeded its current assets by $1,075,231. All of the Company’s existing financing arrangements are short-term.  On February 27, 2008 the Company’s Board of Directors approved the issuance of $1,500,000 of unsecured convertible notes as part of the Company’s attempts to secure additional financing.  On March 31, 2008 this amount was reduced to $1,000,000.  As of March 31, 2008 the Company had no unsecured notes outstanding.

The Company has previously reported its possible interest in filing an application and other materials with the SEC in order to obtain a charter as a Business Development Company (hereinafter, a "BDC"), as defined in the Investment Company Act of 1940, as amended. If the Company elects to become a

BAYHILL CAPITAL CORPORATION

BDC, and is granted a charter by the SEC, the Company plans to continue its historic business operations through its wholly-owned subsidiary, Commission River Corporation.  The Company’s management would continue to operate and manage the wholly-owned subsidiary and continue its efforts to develop and expand the Company’s historical business.

If the Company elects to make application for a charter as a BDC, if the Company’s application for a BDC charter is approved, and if the Company is able to obtain additional capital financing, the Company’s management believes the Company would have the ability to provide capital and management advisory services to smaller public and private companies seeking access to public capital markets, financial and operational management expertise, and various forms of traditional equity and debt capital.  Prior to finalizing a decision to become a BDC, the Company intends to move forward with its plans and activities in an effort to secure additional equity financing and enhance and expand its affiliate marketing business.

Note 5 – Financing Arrangements

The following consists of the Company’s financing arrangements as of March 31, 2008:

Receivables Purchase Agreement with SVBank	$240,753
Secured Term Loan with VenCore	174,742
Note Payable to Cardelco	10,000
$425,495

Receivables Purchase Agreement

On December 26, 2003, the Company and Silicon Valley Bank entered into the Receivables Purchase Agreement which, as subsequently amended, provided for up to $1,000,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement, of which 80% of the marketing commissions receivable balances were available in cash advances to the Company.  Interest charges were 1.5% per month on the marketing commissions receivable balances used as collateral.  Silicon Valley Bank was given a first-position security interest in the assets of the Company, including all of the Company’s copyrights, trademarks, patents and mask works, as a condition to the Receivables Purchase Agreement.  The Receivables Purchase Agreement contains certain positive and negative covenants with respect to the Company’s business operations, including but not limited to, the requirement of Silicon Valley Bank’s approval to the disposition of assets, change in ownership and additional indebtedness.  The Company paid facility, audit and due diligence fees to Silicon Valley Bank upon renewal of the Receivables Purchase Agreement in March of 2007 of approximately $7,000.  This amount was amortized into interest expense over one year.  Silicon Valley Bank did not renew the Receivables Purchase Agreement and demanded that the Company repay the outstanding balance by May 8, 2008.  As of March 31, 2008 the balance owed by the Company to Silicon Valley Bank pursuant to the Receivable Purchase Agreement was $240,753.  On May 12, 2008, the Company repaid the full amount owing to Silicon Valley Bank pursuant to the Receivables Purchase Agreement, and the Receivables Purchase Agreement was terminated.

Secured Term Loan with VenCore Solutions, Inc.

On October 10, 2006, the Company entered into an agreement with VenCore to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which includes interest at 16.7% per annum.  The loan is fully amortizable over 36 months.  The loan documents contain certain

BAYHILL CAPITAL CORPORATION

covenants, which include but are not limited to, the requirement of VenCore’s approval of the disposition of material assets of the Company, the incurrence of additional liens on the Company’s assets or the change of debtors.  As part of the agreement, the Company issued to VenCore warrants to purchase 1,500 shares of restricted common stock of the Company valued at $5,093.  The warrants have an exercise price of $6.00 per share and are exercisable for up to seven years from date of grant.  The Company granted VenCore a second-lien position on substantially all assets of the Company, which is subordinate to the claim of Silicon Valley Bank pursuant to the Receivables Purchase Agreement.  The Company also paid to VenCore commitment and documentation fees of $5,500.  These fees are being amortized over three years as an adjustment to interest expense.  In November 2007, the Company made a proposal, to VenCore, for a change in payment terms that is pending approval by their loan committee. VenCore’s loan committee has not approved or accepted the Company’s proposal.  Since November 2007, the Company has made monthly payments of only $5,000 per month.  Although the Company may be in technical default under the VenCore loan agreement, VenCore has not notified the Company of its default at this time.

Convertible Secured Promissory Notes with BayHill Capital

On June 15, 2007 and June 28, 2007, BayHill Capital, LC extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively.  Both of these notes, together with accrued interest of $7,776, were converted on October 17, 2007 into 206,621 shares of the Company’s common stock.  The conversion feature within the promissory notes that was exercised in October 2007 resulted in the Company recording a beneficial conversion feature in stockholders equity of approximately $255,000 and an offset to interest expense during the nine months ended March 31, 2008 in the Company’s statement of operations.

On September 26, 2007, BayHill Capital, LC extended to the Company a short-term loan in the amount of $30,000, with interest at 10% per annum.  The promissory note evidencing the loan was due on October 13, 2007.  Beginning October 14, 2007, the promissory note became convertible at the lower of $2.50 per share or 80% of the average closing bid price of the Company’s common stock for the preceding five trading days.  On November 5, 2007, BayHill Capital, LC extended to the Company a short-term loan in the amount of $150,000, with interest at 10% per annum.  The promissory note evidencing the loan was convertible into shares of the Company’s common stock at $1.50 per share.  This note was due on December 4, 2007.  Both the $30,000 and $150,000 short-term loans, together with accrued interest of $8,852, were converted on March 31, 2008 into 118,033 shares of the Company’s common stock. The conversion feature within the short-term loans that was exercised resulted in the Company recording a beneficial conversion feature in stockholders equity of approximately $110,000 and an offset to interest expense in the Company’s statement of operations.

Unsecured Secured Promissory Notes with BayHill Capital, LC

BayHill Capital, LC extended to the Company a series of short-term loans, with interest at 12% per annum, on the following dates and for the following amounts: December 5, 2007 for $125,000, December 27, 2007 for $100,000, January 24, 2008 for $30,000, February 15, 2008 for $40,000, and March 6, 2008 for $50,000. These short-term loans, together with accrued interest of $9,593, were converted on March 31, 2008 into 283,677 shares of the Company’s common stock.

BAYHILL CAPITAL CORPORATION

Note Payable to Cardelco

On December 31, 2007, Cardelco, LLC (“Cardelco”) entered into a short-term promissory note with the Company in the amount of $25,000. The note obligated the Company to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid.  This promissory note did not bear interest unless default occurred, at which time interest would accrue at 10% per annum.   This note was part of a lease termination agreement between the Company and Cardelco relating to a lease for office space in San Diego, California.  The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 in form of a short-term promissory note.

Note 6 - Stockholders' Equity

Special Meeting of the Shareholders

On March 31, 2008, the Company conducted a special meeting of shareholders at which the shareholders of the Company approved a series of proposals previously approved by the Company’s Board of Directors.  These proposals consisted of i) a proposal to amend the Articles of Incorporation of the Company to effect a reverse split of the outstanding shares of the Company’s common stock pursuant to which each 50 shares of the Company’s pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of the Company’s post-split common stock, ii) a proposal to amend the Articles of Incorporation to reduce the number of authorized shares of the Company’s common stock from 300,000,000 shares, $.001 par value per share, to 100,000,000 shares, $.0001 par value per share, and the number of authorized shares of the Company’s preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $.0001 par value per share, (iii) a proposal to amend the Articles of Incorporation to change the name of the Company to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the re-incorporation of the Company, (iv) a proposal to re-incorporate the Company under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

Effective April 23, 2008 the Company’s management completed the actions necessary to effect the name change, reverse stock split, Delaware re-incorporation and reduction in the number of authorized shares of common and preferred stock.  The Company’s common stock began trading on April 23, 2008 on a post-split basis under the symbol "BYHL."

Preferred Stock

On October 17, 2002 the Company issued 10,000 shares of 8% Convertible Series A Preferred Stock (the “Series A Preferred Stock”) to Stanford International Bank Limited for $500,000.  Each share of the Series A Preferred Stock was convertible, at the option of the holder, into one share of the Company’s common stock for a period of five years.  After five years, all of the issued and outstanding shares of the Series A Preferred Stock were automatically converted to shares of the Company’s common stock.  The Series A Preferred Stock did not have voting rights and had a liquidation preference of $50.00 per share. All of the issued and outstanding shares of Series A Preferred Stock were automatically converted into 10,000 shares of the Company’s common stock on October 14, 2007 according to the terms of the Series A Preferred Stock and the 10,000 shares of Series A Preferred Stock were cancelled.

BAYHILL CAPITAL CORPORATION

As of March 31, 2008 the Company has authorized 400,000 shares of Preferred Stock.  There are currently no shares of Preferred Stock outstanding.

Common Stock
BayHill Capital, LC

On October 17, 2007, BayHill Capital, LC converted principal in the amount of $250,000, together with accrued interest in the amount of $7,776, owing under convertible promissory notes into 206,621 shares of the Company’s common stock.  See Note 5 above.

Commission River, Inc.

On November 30, 2007, the Company entered into an Asset Purchase and Reorganization Agreement (the “Purchase Agreement”) by and among the Company and Commission River, Inc. (“Commission River”).  Pursuant to the terms of the Purchase Agreement, the Company acquired substantially all of Commission River’s assets in exchange for the issuance of 320,000 shares of the Company’s common stock.  The Commission River assets acquired by the Company consisted primarily of intellectual property, employment agreements and non-compete agreements.   The cost of the acquisition was valued at $800,000, of which $400,000 was allocated to intellectual property and $400,000 was allocated to the three-year employment and non-compete agreements.  These intangible costs are being amortized over their three-year estimated useful lives.   Upon the issuance of these 320,000 common shares, Commission River became the largest holder of the Company’s common stock.

Cognigen Business Systems, Inc.
During the fiscal years ended June 30, 2007 and June 30, 2006 and the fiscal quarter ended September 30, 2007, the Company generated revenue from the CBSi’s operations in the amount of $58,463, $0 and $15,233, respectively.  During the same period (July 1, 2005 through September 30, 2007), the Company incurred in excess of $600,000 in expenses associated with the CBSi operations.  After reviewing the activities and operations of CBSi, the Board of Directors of the Company concluded that the large loses generated by CBSi, and the projected amount of cash required to develop and market the intended CBSi products, did not warrant further investment in CBSi or continued marketing and sale of the CBSi products.  The Company’s Board of Directors determined that it was in the best interests of the Company and its shareholders to focus the Company’s efforts on continuing to develop its historical agent marketing business and, on September 14, 2007, agreed to sell its 100% ownership in CBSi to Carl Silva and ABP, effective August 31, 2007, for 24,921 shares of the Company’s common stock valued at $56,196 and the retention of $30,844 of CBSi-related accounts payable.  In conjunction with this sale, the employment agreement and all benefits related thereto with Carl Silva were terminated and or relinquished.   All other agreements with ABP were also terminated in relation to delivering to ABP shares of common stock based on pretax income for CBSi that was included in the original agreement with Carl Silva and ABP.  The 24,921 shares of the Company’s common stock the Company received in the transaction were cancelled.

Other issuances of common stock

During the nine months ended March 31, 2008, the Company issued the following restricted common shares for the reasons and values identified below:

BAYHILL CAPITAL CORPORATION

	Shares	Value
Settlement of outstanding liabilities	113,015	$161,449
Conversion of notes payable and related accrued interest	607,930	$801,224
Conversion of preferred stock	10,000	$450,000
Board of Directors fees or bonus – Former Directors	12,000	$24,000
Board of Directors fees or bonus– Current Directors	102,000	$243,000
Issuance to management as sign-on bonuses	200,000	$500,000
Issuance to management in lieu of salaries	148,667	$371,667
Issuance to consultants	50,000	$115,000

The values recorded to the settlement of outstanding liabilities, conversion of notes payables and related accrued interest and conversion of preferred stock were all recorded at contractually stated or negotiated amounts.  The values of all other transactions were recorded at the closing market price of the Company’s common stock on the date the Company’s Board of Directors approved the issuance.

Stock Options

At a special meeting of the Company’s shareholders held on March 31, 2008, the shareholders of the Company approved a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan (the “Stock Incentive Plan”).  The Stock Incentive Plan became effective on April 23, 2008.  All directors, employees, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Compensation Committee of the Board of Directors of the Company. The Stock Incentive Plan will continue until April 23, 2018.  A maximum of 15,000,000 shares of common stock of the Company (which became 300,000 shares of common stock following the consummation of the one for 50 reverse split of the Company’s common stock reverse split which also became effective on April 23, 2008) are available for issuance under the Stock Incentive Plan.   The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards.  The Board of Directors of the Company may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan.  As of March 31, 2008, the Company had made no awards under the Stock Incentive Plan.

The Company has also established the 2001 Incentive and Nonstatutory Stock Option Plan (the Plan), which authorizes the issuance of up to 12,500 shares of the Company's common stock.  The Plan will remain in effect until 2011 unless terminated earlier by an action of the Board.  All employees, board members and consultants of the Company are eligible to receive options under the Plan at the discretion of the Board.  Options issued under the Plan vest according to the individual option agreement for each grantee.

The Company did not grant any stock options during the nine months ended March 31, 2008.   As of March 31, 2008 there were 16,100 stock options outstanding under the Plan and outside the Plan.  During the nine months ended March 31, 2008, there were 1,940 stock options that either expired or were cancelled unexercised.

Warrants

The Company did not grant any warrants during the nine months ended March 31, 2008.  As of March 31, 2008 there were outstanding warrants to purchase 5,500 shares of the Company’s common stock.  During the nine months ended December 31, 2007, warrants to purchase 7,000 shares of the Company’s common stock expired unexercised.

BAYHILL CAPITAL CORPORATION

Note 7 - Commitments and Contingencies

Operating Leases

The Company was not obligated to pay any future minimum lease payments under any leases as of March 31, 2008.   On December 31, 2007, the Company entered into a lease termination agreement with an unrelated third party.  Pursuant to the terms of the termination agreement, the Company agreed to pay to the landlord $45,000, payable in the form of $20,000 in cash and a short-term promissory note in the original principal amount of $25,000, payable at $5,000 per month beginning February 1, 2008 as consideration for the termination of the lease.

Note 8 –  Related Party Activity

A prior director of the Company has been performing consulting services for the Company since June 15, 2007, and was paid a total of $52,500 during the nine months ended March 31, 2008.

Payments to Telarus, Inc.

During the nine months ended March 31, 2008, the Company accrued $75,479 for payments to Telarus, Inc. (“Telarus”) for services performed by the employees of Telarus on behalf of the Company and various expenses paid by Telarus on behalf of the Company.   This amount was included in accounts payable of the Company.  On March 31, 2008, upon the approval of the Company’s Board of Directors, Telarus converted $75,000 of the accrued amount into 60,000 shares of common stock of the Company.  Telarus is owned by two executive officers of Commission River Corporation, a wholly-owned subsidiary of the Company.  The Company plans to continue using the services of Telarus employees on a limited basis for the next twelve months.  Services provided by Telarus include the performance of various accounting and software development projects which are limited in scope.  Services are billed to the Company on an hourly basis and are approved by an executive of the Company who is not affiliated with Telarus.  The Company anticipates that the expense of services provided by Telarus will be less than $15,000 per month in the future.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1. Overview

BayHill Capital Corporation (the “Company” formerly Cognigen Networks, Inc.) markets and sells services and products through commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services.  Historically, the Company has generated revenues in two ways. First, the Company has generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom the Company sells products and services via contractual agreements. Generally, the Company enters into contractual agreements with these vendors, who pay the Company commissions based on the volume of products and services sold by the Company’s independent sales agents.  The Company then pays a portion of those commission revenues to the independent sales agents responsible for making the sales upon which the commissions were based. A significant portion of the Company’s commission revenues is attributable to the sale of domestic and international long distance services; however, the Company also generates commission revenues from the sale of prepaid calling cards/pins and paging, wireless communications, computers and Internet-based telecommunications products.

Second, the Company has also generated revenues from sales of proprietary products and services. Generally, the Company has acquired or developed these proprietary products and services with the intention of marketing such products and services through its independent agent network. These products and services have included long distance telecommunication services, online shopping websites and broadband voice, data, video and management communication and control support services. Most of these products have been sold by independent agents, and the Company has generally paid commissions to its independent agents based on the dollar volume of products sold.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total revenue for the three months ended March 31, 2008 was $922,344, compared to $1,418,168 for 2007. This represents a decrease of $495,824 from that of 2007, or 35%.  This decrease reflects decreases in sales of long distance products and cell phones, including the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Marketing commission expense decreased from $906,938 for 2007 to $520,429 for 2008, a decrease of $386,509, or 43%.  This decrease correlates to a decrease in marketing commissions revenue explained above.

Selling, general and administrative expenses increased $326,277, or 89% for the quarter ended March 31, 2008 compared to the comparable period of 2007.  This increase was attributable to issuances of stock for services performed by a director and a consultant of the Company, for which a value in the aggregate was recorded to general and administrative expenses of approximately $63,000   Also during the quarter ended March 31, 2008, the Company had an increase in personnel as a result of the Commission River acquisition, an increase in legal, accounting and other expense associated with preparations for, and conduct of a special shareholders meeting on March 31, 2008, as well as corporate restructuring efforts resulting therefrom, and bad debt expense of approximately $140,000.

Interest expense for the quarter ended March 31, 2008 of $55,117 was $14,694, or 36%, higher than the $40,423 for the comparable period of 2007 due primarily to higher average outstanding receivables financing and short-term loan balances during 2008.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Total revenue for the nine months ended March 31, 2008 was $3,217,452 compared to $4,423,688 for 2007. This represents a decrease of $1,206,236 from that of 2007, or 27%.  This decrease reflects decreases in sales of long distance products and cell phones, including the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Marketing commission expense decreased from $3,098,385 for 2007 to $2,025,684 for 2008, a decrease of $1,072,701, or 35%. This decrease correlates to a decrease in marketing commissions revenue explained above.

Selling, general and administrative expenses increased $1,773,725, or 156%, during the nine months ended March 31, 2008, compared to the comparable period of 2007.  This increase was largely attributable to issuances of shares of the Company’s common stock in exchange for services provided by directors, management and consultants of the Company, for which a value in the aggregate was recorded to general and administrative expenses of approximately $1,300,000.  In addition, during the nine months ended March 31, 2008, the Company recorded bad debt expense of approximately $345,000 attributable to receivables from our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code and our evaluation of the collectibility of other commissions receivable.  Also during the nine months ended March 31, 2008 we had an increase in personnel due to the acquisition of Commission River and an increase in legal, accounting and other expenses associated with preparations for, and conduct of the Company’s annual meeting of shareholders in December 2007, and the Company’s special shareholders meeting on March 31, 2008, as well as corporate restructuring efforts resulting therefrom.

Interest expense for the nine months ended March 31, 2008 of $426,772 was $328,375, or 334%, higher than the $98,397 for the comparable period of 2007, due primarily to beneficial conversion features of approximately $266,000 recorded during the nine months ended March 31, 2008.   The beneficial conversion features related to the promissory notes and short term loans from BayHill Capital, LC that were subsequently converted to shares of the Company’s common stock.

Liquidity and Capital Resources

Cash flows generated from operations, cash received from the Company’s Receivables Purchase Agreement with Silicon Valley Bank and loans from BayHill Capital, LC were sufficient to meet the Company’s working capital requirements for the nine months ended March 31, 2008, but will not likely be sufficient to meet the Company’s working capital requirements for the foreseeable future or provide for expansion opportunities.  The Company incurred $2,236,385 in losses from continuing operations and used $244,616 in operations for the nine months ended March 31, 2008.   Net cash flows generated from financing activities for the nine months ended March 31, 2008 were $307,629, primarily due to $550,000 of proceeds from financings.

The Receivables Purchase Agreement expired March 24, 2008.  Silicon Valley Bank did not renew the Receivables Purchase Agreement and demanded that the Company repay the outstanding balance by May 8, 2008.  As of March 31, 2008 the balance owed by the Company to Silicon Valley Bank pursuant to the Receivable Purchase Agreement was $240,753.  On May 12, 2008, the Company

repaid the full amount owing to Silicon Valley Bank pursuant to the Receivables Purchase Agreement, and the Receivables Purchase Agreement was terminated.

On October 10, 2006, the Company entered into an agreement with VenCore Solutions, LLC (“VenCore”) to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which includes interest at 16.7% per annum.  The loan is fully amortizable over 36 months, and was used for working capital purposes.  VenCore was granted a lien subordinate to Silicon Valley Bank on all assets of the Company.  In November 2007, the Company made a proposal, to VenCore, for a change in payment terms that is pending approval by VenCore’s loan committee.  VenCore’s loan committee has not approved or accepted the Company’s proposal.  Since November 2007, the Company has made monthly payments to VenCore of only $5,000 per month.  Although the Company may be in technical default under the VenCore loan agreement, VenCore has not notified the Company of its default at this time.

On June 15, 2007 and June 28, 2007, BayHill Capital, LC extended to the Company short-term loans in the amount of $100,000 and $150,000, respectively, with interest at the rate of 12% per annum.  Both of these notes, together with accrued interest, were converted on October 17, 2007 into 206,621 shares of the Company’s common stock.

On September 26, 2007, BayHill Capital, LC extended to the Company a short-term loan in the amount of $30,000, which bore interest at 10% per annum.  The promissory note evidencing the loan was due on October 13, 2007.  Beginning October 14, 2007, the promissory note became convertible at the lower of $2.50 per share or 80% of the average closing bid price of the Company’s common stock for the previous five trading days.  On November 5, 2007, BayHill Capital, LC extended to the Company a short-term loan in the amount of $150,000, which bore interest at 10% per annum.  The promissory note evidencing the loan was convertible into shares of the Company’s common stock at $1.50 per share.  This note was due on December 4, 2007.  Both the $30,000 and $150,000 short-term loans, together with accrued interest of $8,852, were converted on March 31, 2008 into 118,033 shares of the Company’s common stock.

BayHill Capital, LC extended to the Company a series of short-term loans, with interest at 12% per annum, on the following dates and for the following amounts: December 5, 2007 for $125,000, December 27, 2007 for $100,000, January 24, 2008 for $30,000, February 15, 2008 for $40,000, and March 6, 2008 for $50,000. These short-term loans, together with accrued interest of $9,593, were converted on March 31, 2008 into 283,677 shares of the Company’s common stock.

There can be no assurance that the Company will be able to secure additional debt or equity financing, or that the Company will be able to reduce or eliminate more costs and expenses or that cash flows from operations will produce adequate cash flow to enable the Company to meet all future obligations or to be able to expand.  As of March 31, 2008, the Company’s current liabilities of $1,703,568 exceeded its current assets by $1,075,231. All of the Company’s existing financing arrangements are short-term.  On February 27, 2008 the Company’s Board of Directors approved the issuance of $1,500,000 of unsecured convertible notes as part of the Company’s attempts to secure additional financing.  On March 31, 2008 this amount was reduced to $1,000,000.  As of March 31, 2008 there were no unsecured convertible notes outstanding.

The Company has previously reported its possible interest in filing an application and other materials with the SEC in order to obtain a charter as a Business Development Company (hereinafter, a "BDC"), as defined in the Investment Company Act of 1940, as amended. If the Company elects to become a BDC, and is granted a charter by the SEC, the Company plans to continue its historic business operations through its wholly-owned subsidiary, Commission River Corporation.  The Company’s management would continue to operate and manage the wholly-owned subsidiary and continue its efforts to develop and expand the Company’s historical business.

If the Company elects to make application for a charter as a BDC, if the Company’s application for a BDC charter is approved, and if the Company is able to obtain additional capital financing, the Company’s management believes the Company would have the ability to provide capital and management advisory services to smaller public and private companies seeking access to public capital markets, financial and operational management expertise, and various forms of traditional equity and debt capital.  Prior to finalizing a decision to become a BDC, the Company intends to move forward with its plans and activities in an effort to secure additional equity financing and enhance and expand its affiliate marketing business.

Forward-Looking Statements

Certain of the information discussed herein, and in particular in this section entitled “Management’s Discussion and Analysis or Plan of Operation,” contains forward-looking statements that involve risks and uncertainties that might adversely affect our operating results in the future in a material way.  Such risks and uncertainties include, without limitation, the Company’s ability to implement, and obtain funding to carry out, its business and growth strategy, the consequences of the corporate restructuring associated with the actions approved by the Company’s shareholders at a special meeting of shareholders held on March 31, 2008, the integration and operation of the assets the Company acquired from Commission River in November, 2007 and the Company’s conduct of business based thereon, the Company’s potential application for authorization to become chartered as a BDC, and the regulatory, financial and operational consequences thereof, the Company’s possible inability to become or remain certified as a reseller in all jurisdictions in which the Company applies or is currently certified, the possibility that the Company’s proprietary customer base will not grow as management currently expects, the Company’s possible inability to obtain additional financing, the possible lack of producing agent growth, the Company’s possible lack of revenue growth, the Company’s possible inability to add new products and services that generate increased sales, the Company’s possible lack of cash flows, the Company’s possible loss of key personnel, the possibility of telecommunication rate changes and technological changes and the possibility of increased competition.  Many of these risks are beyond the Company’s control.

Item 3.Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls are effective.

(b)  Changes in internal controls.

Since the acquisition of Commission River, Inc. on November 30, 2007, the Company has expanded its staff to include a separate management team who reviews and approves the business and financial reporting conducted by the Company.  Also during the three months ended December 31, 2007, the

Company added a Chief Executive Officer and other senior officers with specific responsibilities for the Company’s financial reporting.  The Company’s management believe these personnel changes, as well as the Company’s implementation of additional financial and management processes and procedures, have enhanced the Company’s controls over financial reporting.

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company issued the following shares of its common stock to those parties identified and for those reasons identified:

Settlement of Outstanding Liabilities	Shares	Liability
BayHill Capital LC	6,667	$10,000
Telarus, Inc.	60,000	$75,000
Nationwide Regulatory Compliance, LLC	3,044	$4,566

Conversion of Notes Payable, Short-term loans and accrued interest
BayHill Capital LC	401,709	$524,448

Board of Directors Fees – New Director
Roy Banks	24,000	$48,000

Consulting Fees
G&J Capital Management	10,000	$15,000

The Company did not engage the services of an underwriter in connection with the issuance of any of the foregoing shares of common stock.

In agreeing to issue these shares, the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  Each of the parties who accepted the shares of the Company’s common stock had full information concerning the Company and it operations and financial condition and took the shares for purposes other than distribution unless the shares or underlying shares are registered under the Securities Act.  The certificate evidencing the shares of common stock contained a legend restricting their transfer unless registered under the Securities Act, or unless there is an exemption available for their transfer.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 31, 2008, the Company conducted a special meeting of shareholders at which the shareholders of the Company approved a series of proposals previously approved by the Company’s Board of Directors.  These proposals consisted of i) a proposal to amend the Articles of Incorporation of the Company to effect a reverse split of the outstanding shares of the Company’s common stock pursuant to which each 50 shares of the Company’s pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of the Company’s post-split common stock, ii) a proposal to amend the Articles of Incorporation to reduce the number of authorized shares of the Company’s common stock from 300,000,000 shares, $.001 par value per share, to 100,000,000 shares, $.0001 par value per share, and the number of authorized shares of the

Company’s preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $.0001 par value per share, (iii) a proposal to amend the Articles of Incorporation to change the name of the Company to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the re-incorporation of the Company, (iv) a proposal to re-incorporate the Company under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

With respect to each of the proposals submitted to the Company’s shareholders at the special meeting, the number of votes cast for, against and withheld, as well as the number of abstentions, were as follows:

Proposal 1 – Proposal to Effect a Reverse Split of the Company’s Common Stock

With respect to the proposal to effect a reverse split of the Company’s common stock, there were 52,261,291 votes cast in favor of the proposal, 889 votes cast against the proposal and 302 votes withheld.

Proposal 2 – Proposal to Reduce the Number of Authorized Shares of Capital Stock

With respect to the proposal to reduce the number of authorized shares of capital stock of the Company, there were 52,260,999 votes cast in favor of the proposal, 1,149 votes cast against the proposal and 334 votes withheld.

Proposal 3 – Proposal to Change the Name of the Company to BayHill Capital Corporation

With respect to the proposal to change the name of the Company to BayHill Capital Corporation, there were 52,261,231 votes cast in favor of the proposal, 898 votes cast against the proposal and 353 votes withheld.

Proposal 4- Proposal to Re-Incorporate under the laws of the State of Delaware

With respect to the proposal to re-incorporate the Company under the laws of the State of Delaware, there were 51,990,187 votes cast in favor of the proposal, 271,962 votes cast against the proposal and 333 votes withheld.

Proposal 5 – Proposal to Adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan

With respect to the proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan, there were 52,261,147 votes cast in favor of the proposal and 941 votes cast against the proposal and 394 votes withheld.

Item 5. Other Information

On May 12, 2008, the Company’s Board of Directors adopted new Bylaws of the Company (the “Delaware Bylaws”).  The Board of Directors adopted the Delaware Bylaws in order to conform the Company’s Bylaws to the provisions of the Delaware General Corporation Law, pursuant to the Company’s re-incorporation in the State of Delaware.  A copy of the Delaware Bylaws is filed as Exhibit 3.1 to this Report.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION AND METHOD OF FILING

3.1	Bylaws of the Company

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYHILL CAPITAL CORPORATION

By:  /s/ Robert K. Bench                                                                                                Date: May 14, 2008
Robert K. Bench
Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION AND METHOD OF FILING

3.1	Bylaws of the Company

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.