Form 10KSB
period 2008-06-30
BAYHILL CAPITAL CORP
filed 2008-09-12
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
June 30, 2008

Commission file number 0-11730
BayHill Capital Corporation
(Name of small business issuer in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10757 S. River Front Pkwy, Suite 125
South Jordan, Utah	84095
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 705-5128

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

                                          Title of each class
Common Stock, $0.0001 Par Value Per Share

_______________________

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

State issuer’s revenue for its most recent fiscal year: $4,122,517.

The aggregate market value of the common stock held by non-affiliates of the Registrant was $1,210,092 as of September 8, 2008, based upon the closing bid price for the shares of common stock reported on The NASD OTC Bulletin Board on such date.

As of September 8, 2008, there were 1,959,428 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format     Yes   ☐  No    ☒

PART I

Forward-Looking Statements

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding future developments or results of operations are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that actual results and events will differ, and may differ materially and adversely from those contained in the forward-looking statements.

     You should also consider carefully the statements set forth in this report under “Risk Factors” which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. Forward-looking statements involve risks and uncertainties that affect our business, financial condition and results of operations, including without limitation, our possible inability to become certified as a reseller in all jurisdictions in which we apply, our possible inability to obtain additional financing, the possible lack of producing agent growth, our possible lack of revenue growth, our possible inability to add new products and services that would generate increased sales, our possible lack of cash flows, our possible loss of key personnel, the possibility of telecommunication rate changes and technological changes, the possibility of increased competition and the possibility that our new subsidiary will not be successful. Many of these risks are beyond our control.

     All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

ITEM 1     Description of Business.

     BayHill Capital Corporation (“we,” “us” or “BHCC”), formerly Cognigen Networks, Inc., was incorporated in May 1983 in the State of Colorado. Through our wholly-owned subsidiary Commission River Corporation (“Commission River”) we market and sell services and products through commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services. Historically, we have generated revenues in two ways:

     First, we have generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom we sell products and services via contractual agreements. Generally, we enter into contractual agreements with these vendors, who pay us commissions based on the volume of products and services sold by our independent sales agents. We then pay a portion of those commission revenues to the independent sales agents responsible for making the sales upon which the commissions were based. A significant portion of our commission revenues is attributable to the sale of domestic long distance services and commercial telecommunications services; however, we also generate commission revenues from the sale of wireless communications, residential broadband services, Voice over Internet (VoIP) services and prepaid calling cards/PINs.

     Second, we have, at times also generated revenues from sales of proprietary products and services. Generally, we have acquired or developed these proprietary products and services with the intention of marketing such products and services through our independent agent network. These products and services have included long distance telecommunication services, online shopping websites and broadband voice, data, video and management communication and control support services. Most of these products have been sold by independent agents, and we have generally paid commissions to independent agents based on the dollar volume of products sold. Currently we do not offer any proprietary products or services. We regularly look for opportunities to acquire or develop proprietary products or services. If we identify any proprietary products or services which we believe we could market profitably, we may offer proprietary products or services in the future.

     On March 31, 2008, we held a special meeting of shareholders at which our shareholders approved a series of proposals previously approved by our Board of Directors. These proposals consisted of (i) a proposal to amend our Articles of Incorporation to effect a reverse split of the outstanding shares of our common stock pursuant to which each 50 shares of our pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of our post-split common stock, (ii) a proposal to amend our Articles of Incorporation to reduce the number of authorized shares of our common stock from 300,000,000 shares, $.001 par value per share, to 100,000,000 shares, $.0001 par value per share, and the number of authorized shares of our preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $.0001 par value per share, (iii) a proposal to amend our Articles of Incorporation to change our name to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the reincorporation of BHCC, (iv) a proposal to re-incorporate BHCC under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

     Based upon the approval of our shareholders at the March 31,2008 special meeting, effective April 23, 2008 our management completed the actions necessary to effect the name change, reverse stock split, Delaware re-incorporation and reduction in the number of authorized shares of common and preferred stock. Our common stock began trading on April 23, 2008 on a post-split basis under the symbol "BYHL." All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split unless otherwise indicated.

     Through our network of independent agents, we have previously sold our own proprietary products and services and, as agent, we sell third party or outside vendor products and services, to customers and subscribers worldwide. Long distance and commercial telecommunications services make up the major portion of our sales with wireless communications, residential broadband services, VoIP services, prepaid calling cards/PINs and other products in our sales mix. As an agent, we have contractual agreements with a variety of product and service vendors that provide us with a commission percentage of any sales made through one of our supported web sites. As agent, we sell the products and services of industry product and service providers such as AT&T, AccuLinq, Simplexity, Telarus, Packet8, Lingo, Pioneer Telephone, OPEX, and PowerNet Global,. Our operations are, in large part, dependent on our continued affiliation with the third-party providers of the products and services that our agents sell.

Commission River

     In November 2007, we acquired the assets of Commission River, Inc., an online marketing and distribution platform company. Using the marketing platform and programs we acquired from Commission River, Inc., we transitioned our marketing strategy to utilize the Commission River platform to promote and sell products and services online for third party product vendors who want to build brand awareness, generate sales leads, and expand their customer reach. We believe the Commission River platform makes it easier for product vendors to access and manage multiple marketing channels and product distribution points online by using our marketing platform. The founders of Commission River, Inc., are now the executives of our wholly-owned subsidiary, Commission River Corporation (“Commission River” or “CR”), and continue to manage and direct Commission River’s business, which now also includes our historic business, such that all of our current business operations are conducted through Commission River.

Discontinued Operations

   LowestCostMall

     In July 2006, we discontinued the operations conducted by LowestCostMall (“LCM”). See also, Note 2 to our Consolidated Financial Statements, “Discontinued Operations,” set forth in Item 7 of this report, for additional information regarding LCM.

   Cognigen Business Systems, Inc.

     On September 14, 2007, we sold Cognigen Business Systems, Inc. (“CBSi”). See also Note 2 to our Consolidated Financial Statements, “Discontinued Operations,” set forth in Item 7 of this report, for additional information regarding CBSi.

   Sale of Proprietary Telecommunications Accounts

     On October 13, 2006, we agreed to sell our interest in the majority of our telecommunications “one plus” accounts for which we recorded telecommunications revenue through sales of proprietary products and services. See also Note 2 to our Consolidated Financial Statements, “Discontinued Operations,” set forth in Item 7 of this report, for additional information regarding the sale of our “one plus” accounts.

Revenue Concentration

     Commission revenue from our two largest vendors generated approximately 60% and 47%, respectively, of our total revenue for the years ended June 30, 2008 and 2007. Of the above percentages, 45% and 24% of our revenue respectively, were generated from Telarus which is owned by two executive officers of Commission River.

     Our vendor arrangements are generally cancelable by our vendors on short-term notice. Our loss of a significant amount of business with either of our two largest vendors, or the collective loss of a substantial amount of business with our other vendors, would likely have a material adverse effect on our business, financial condition, and results of operations. In addition, our future revenue growth is largely dependent upon our ability to attract and retain additional vendors and to generate additional revenues business from existing vendors.

Competition

     We compete with all of the companies for whom we sell products as an agent, with a number of companies that are network marketing telecommunication companies, and with outside vendors who sell telecommunications, personal communications and other products directly and over the Internet.

     Competitors and alternatives in the market for Internet merchandising and distribution come from several different established fronts. As the adoption of third party selling models continues to increase, we anticipate new competitors will enter the market as well.

     Many of our current and potential competitors have longer operating histories and significantly greater selling and marketing, technical, financial, customer support, professional services and other resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that would compete with us or even render our services obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including large telecommunications companies, may enter the markets in which we compete, thereby further intensifying competition.

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

     In addition, many of our competitors have much greater name recognition and have a more extensive customer base, broader customer relationships, significant financing programs, and broader product offerings than we do. These companies could adopt aggressive pricing policies and leverage their customer bases and broader product offerings to gain market share.

     Competitive pressures could result in price reductions, reduced margin and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

Technology and Intellectual Property

     On November 30, 2007, we acquired the assets of Commission River, Inc. in an asset purchase transaction. The assets acquired consisted of intellectual property valued at $400,000 and employment and non-compete agreements valued at $400,000. We amortize these intangible assets over their estimated useful lives of three years on a straight-line basis. See also Note 1 to our Consolidated Financial Statements, “Description of Business and Summary of Significant Accounting Policies” set forth in Item 7 of this report for additional information.

Regulation

     We had been authorized pursuant to authority of the Federal Communications Commission (“FCC”) to operate as an interstate and international resale carrier under Section 214 of the FCC rules. This part of our business has been sold and we no longer operate under these rules. Prior to the sale, we were regulated by various state public utility commissions as a reseller of interstate and intrastate long distance telecommunications services. In conjunction with the sale of our FCC-regulated operations, we began to surrender our state Certificates of Convenience and Necessity as we are no longer serving as a reseller of regulated telecommunications services. We have completed this process in all but one state.

Employees

     As of June 30, 2008, we had six full-time employees. In addition, as of June 30, 2008, we engaged 6 part-time employees who served as our executive officers or officers of our wholly-owned subsidiary, Commission River. We also engage temporary consultants from time to time. Three of the temporary consultants engaged through June 30, 2008 were employees of Telarus, one of our principal vendors, and their expenses were charged to Commission River at their fully-burdened rates. We currently anticipate that we will continue to use outside consultants from time to time but do not expect the expense of these outside consultants to be more than $10,000 per month in the near future

Risk Factors

     The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks actually occur, our business, results of operation, prospects or financial condition could be harmed. These are not the only risks we face. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

Cash Flows from Operations May Not be Sufficient to Continue our Operations without Obtaining Additional Working Capital.

     We have historically funded our operations primarily from sales of securities from debt financings and from operating cash flows. Cash generated from operations alone has not historically and may not, in the future, be sufficient to fund our operations in the coming fiscal year. If we fail to generate sufficient revenues and cash flow to fund our operations, our ability to pursue our business plan will be severely limited and we will not be able to continue our anticipated operations unless we are able to obtain additional capital through equity or debt financings. Such additional capital may not be available. Even if it is available, the potential funding sources may require terms and conditions which we cannot satisfy or which may require substantial modifications to our business plan. In addition, if we are able to raise additional funds through the sale of equity or convertible securities, such financing likely will result in significant dilution of the ownership percentage of existing shareholders.

Our Independent Registered Public Accounting Firm has Expressed Concern Regarding our Ability to Continue as a Going Concern.

     Our audited consolidated financial statements included in Item 7 of this report were prepared on the assumption that we will be able to continue our operations as a going concern. In its report on our financial statements, dated September 10, 2008, our independent registered public accounting firm stated we have experienced circumstances which raise substantial doubt about our ability to continue as a going concern. If we are unable to generate additional revenue from operations or attract additional equity or debt financing, we will likely not be able to continue our operations as a going concern.

Our Revenue and Growth will be Largely Dependent upon Sales Generated by Independent Agents.

     We use a network of independent agents and affiliate groups, each utilizing their own customized website to sell third party or outside vendor products and services to customers and subscribers worldwide. As a result, our revenue is dependent on sales generated by our independent agents. Failure of these agents to achieve sustained sales or to grow their sales, or our inability to attract and retain producing agents with an appropriate commission structure, will materially and adversely affect our financial condition and results of operations.

We Have a History of Losses and May Continue to Experience Losses.

     We have historically experienced net losses. In the fiscal years ended June 30, 2006 and 2007, we had net losses of $(1,308,483) and $(680,228), respectively. Our net loss for the fiscal year ended June 30, 2008 increased to $(2,381,891), and we had an accumulated deficit of $(16,325,352) as of June 30, 2008. We will likely continue to incur net losses unless we are able to attract additional independent marketing agents or affiliate groups or dramatically increase the revenues we generate from our existing agent network. We can give no assurance that we will be able to achieve profitable operations or that, if we achieve profitability, we will be able to maintain profitable operations.

We Market Products and Services of Third Party Vendors; However those Vendors are Under No Long-Term Obligation to Continue to Allow us to Market and Sell Their Products or Services.

     A material portion of our revenue results from the sale and marketing of the products of third party vendors who own and control the rights to market and sell their products and services. Our ability to offer these products and services is dependent on our agreements with such vendors being renewed and not terminated. The non-renewal or termination of a substantial number of these agreements would have a material adverse effect on our financial condition and results of operations.

     In general, our vendors can cancel their contracts on short notice. It can take a significant amount of time to develop and obtain new vendors. Thus, the loss of any of our key vendors could have a significant effect on our revenues and cash flow. In addition, our future revenue growth is dependent upon our ability to attract and retain additional vendors and to generate additional revenues through our existing vendors.

We Rely on Innovative Technology to Enable and Support the Marketing of Products and Services by our Independent Agents.

     We use proprietary self-replicating web page technology to run our web-based operations. If another technology becomes the preferred industry standard, we may be at a competitive disadvantage which, in turn, may require us to make changes at substantially increased costs or could substantially disrupt our operations. If our technology becomes obsolete at some time in the future and we are unable to develop or change to an alternate technology in a cost-effective manner, it could materially adversely affect our financial conditions and results of operations.

The Traditional Markets in which we Compete are Marked by High Customer Turnover and Intense Competition.

     The industries in which our agents traditionally resell have experienced high rates of customer turnover. The high rate of customer turnover is attributable to several factors including the non-use of customer contracts, pricing competition and customer care concerns. Our strategy to address customer turnover may not be successful or the rate of customer turnover may be unacceptable. Price competition and other competitive factors could also cause increased customer turnover. A high rate of customer turnover could have a material adverse affect on our competitive position and results of operations or cause significant fluctuation in our results of operations from period to period.

Our Products and Services are Characterized by Consumer Tastes and Trends, Product Mix, and Technological Changes.

     We are a multifaceted sales and marketing organizations that utilizes the Internet as a platform to provide our customers and subscribers with a variety of telecommunications and technology-based products and services in markets that are characterized by high rates of customer turnover, shortening product life cycles, and rapid changes in technology and customer preferences. If we are unable to accurately forecast customer preferences and demands or market and technological trends and transitions, or if we are unable to add new products and services that generate increased sales to our offered product and services mix, our financial condition and results of operations could be materially and adversely affected.

An Active Trading Market for our Securities has Not Developed and the Price of our Securities may be Volatile.

     An active sustained trading market for our securities has not developed. As a result of our common stock not being quoted on a national exchange, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. In addition, we are subject to rules promulgated by the Securities and Exchange Commission which impose various sales practice requirements on broker/dealers who sell our common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell our common stock, which may affect the ability of purchasers to sell our common stock in the open market. The price at which our securities trade is likely to be highly volatile and may fluctuate substantially due to a number of factors including, but not limited to, those discussed in the other risk factors described above and the following:

•	volatility in stock market prices and volumes, which is particularly common among smaller companies;
•	lack of research coverage for companies with small public floats;
•	failure to achieve sustainable financial performance;
•	actual or anticipated fluctuations in our operating results;
•	announcements of technological innovations by us or others;
•	entry of new or more powerful competitors into our markets or consolidation of existing competitors to create larger, more formidable competitors;
•	terrorist attacks either in the US or abroad;
•	general stock market conditions; and
•	the general state of the US and world economies.

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

Our Executives are Part-Time Employees and Have Other Interests.

     Our executive officers are employed on a part-time basis and have other business activities that could be competitive with are unrelated to our business. The executive officers of Commission River, are also owners and executives of Telarus, which is engaged in a business similar to our business. The part-time nature of our executives may not be sufficient to accomplish the strategies and initiatives necessary for our successful execution of our business plan. The similar nature of the business of Telarus and its ownership by two of our executives could create conflicts of interest which may not be in the best interest of BHCC..

ITEM 2     Description of Property.

     We currently lease approximately 160 square feet of furnished space at 10757 S. Riverfront Parkway, Suite 125, South Jordan, Utah, on a month to month basis at approximately $1,000 per month.

ITEM 3     Legal Proceedings.

     From time to time we may become subject to certain legal proceedings which we consider routine to our business activities. As of June 30, 2008, we were not engaged in any legal proceedings which our management believed were likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4     Submission of Matters to a Vote of Securities Holders

     None.

PART II

ITEM 5     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     Since April 23, 2008, our common stock has been quoted on the NASD OTC Bulletin Board (the “OTCBB”) under the symbol “BYHL.” Prior to that date, our common stock was quoted on the NASD OTC Bulletin Board under the symbol “CGNW.” The following table sets forth, for the periods indicated, the high and low closing bid price quotations for the common stock as reported on the OTCBB,

	High Bid	Low Bid
Quarter ended June 30, 2008	$2.50	$1.250
Quarter ended March 31, 2008	$2.75	$1.750
Quarter ended December 31, 2007	$3.00	$1.500
Quarter ended September 30, 2007	$4.50	$1.500
Quarter ended June 30, 2007	$4.35	$3.000
Quarter ended March 31, 2007	$4.40	$3.015
Quarter ended December 31, 2006	$7.50	$3.185
Quarter ended September 30, 2006	$11.50	$3.750

     Historically, our common stock has not traded in high volumes. An active or liquid trading market in our common stock may not develop or, if it does develop, it may not continue.

     The market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new products and services by us or our competitors, or our failure to achieve operating results consistent with securities analysts’ projections of our performance.

     The securities markets for developing companies like BHCC have been characterized by extreme price and volume fluctuations and volatility. Such fluctuations and volatility have affected the market price of many emerging growth and development stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction of new or enhanced services or related products by us or our competition, announcements of joint development efforts or corporate partnerships in the telecommunications market, market conditions in the technology, telecommunications and other emerging growth sectors or rumors relating to us or our competitors may have a significant impact on the market price of our common stock.

     As of September 10 2008, there were approximately 380 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

     We have never paid and do not, in the foreseeable future, anticipate paying any cash dividends on our common stock. We intend to retain any earnings for use in our business operations and in the expansion of our business.

      The following table sets forth information regarding our equity compensation plans as of June 30, 2008:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	4,800	$10.42	15,007,700

Equity compensation plans
not approved by security
holders	13,700	$11.96	-

Total	18,500	$11.56	15,007,700

A description of the options and warrants issued without shareholder approval is set forth in Note 6 to our Consolidated Financial Statements, “Stockholders’ Equity,” set forth in Item 7 of this report.

ITEM 6     Management’s Discussion and Analysis or Plan of Operation.

Overview

     Over the past ten years, Commission River has established itself as a leading affiliate marketing company focused almost exclusively on telecommunications products and services. We have developed an alternate marketing channel for communications vendors giving them an online presence to generate leads and sales for these vendors. We have developed a specialized affiliate marketing platform comprised of technologies, programs, and services such as: marketing tools, training and sales tracking that gives us and our online marketing partners (e.g., affiliate marketers) the ability to drive leads using blogs, paid search, and organic search engine optimization techniques. We also create software designed to enable affiliates to coordinate and share ideas with each other in a close-knit on-line community whose emphasis is on mutual success.

     We are now positioning our operations to expand into additional vertical markets. We believe this re-positioning will enable us to transition from Commission River’s specialization in telecommunication products and services to become a specialty affiliate marketing company for a broader range of products and services.

     Our vision is to provide affiliate distribution channels to companies seeking to develop their online marketing presence and sales. We believe our focus on specific verticals will allow us to create specialized tools and marketing methods for affiliates that may result in increased online exposure and sales for our vendors.

   Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

     Total revenue for 2008 was $4,122,517 compared to $5,619,892 for 2007. This represents a decrease of $1,497,375 from that of 2007, or 27%. This decrease reflects decreases in sales of long distance products and cell phones, including the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

     Marketing commissions expense decreased from $4,060,520 for 2007 to $2,671,217 for 2008, a decrease of $1,389,303, or 34%. This decrease correlates to a decrease in marketing commissions revenue explained above. The higher percentage decrease in marketing commissions expense compared to marketing commissions revenue was attributable to a change in product mix between the periods and a change in the commission override structure to certain master sales agents.

     Selling, general and administrative expenses increased $1,312,938 or 71% for 2008 compared to 2007. This increase was largely attributable to issuances of shares of our common stock in exchange for services provided by directors, management and consultants, for which a value in the aggregate was recorded to general and administrative expenses of approximately $1,250,000. In addition, during the year ended June 30, 2008 we either recorded bad debt expense or wrote off specific marketing commissions receivable of approximately $445,000 attributable to receivables from our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code and our evaluation of the likelihood of collecting commissions receivable. Also, during 2008 we had an increase in personnel due to the acquisition of Commission River and an increase in legal, accounting and other expenses associated with preparations for, and conduct of our annual meeting of shareholders in December 2007, and our special shareholders meeting on March 31, 2008, as well as corporate restructuring efforts resulting therefrom.

     Interest expense for 2008 of $461,721 was higher than the $135,891 for 2007 due primarily to beneficial conversion features of approximately $266,000 relating to convertible promissory notes and short term loans recorded during 2008. The notes and short term loans were subsequently converted to shares of our common stock.

     The decrease of $182,200 in the loss from discontinued operations from 2007 to 2008 largely reflects that the operations of the discontinued businesses were concluded in the early part of our fiscal year ended June 30, 2008.

Seasonality and Economic Conditions

     We do not believe that our current revenue is affected by seasons of the year.

Inflation

     We do not believe that inflation had a material impact on our results of operations for the fiscal years ended June 30, 2008 or 2007.

Liquidity and Capital Resources

     Cash flows generated from operations, advances pursuant to our financing arrangements and cash from the issuance of notes payable to BayHill Capital, LC, an entity affiliated with two of our executive officers, were sufficient to meet our working capital requirements for the year ended June 30, 2008, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $2,337,301 in losses from continuing operations, and $44,590 in losses from discontinued operations and we used $186,621 in cash flows from operations for the year ended June 30, 2008. Net cash flows generated from financing activities for the year ended June 30, 2008 were $201,079 primarily due to $695,000 of proceeds from financings, net of payments on financing arrangements of $496,252. As of June 30, 2008, our current liabilities of $1,340,734 exceeded our current assets of $444,952 by $895,782. These conditions raise substantial doubt about our ability to continue as a going concern.

     Throughout the fiscal year ended June 30, 2008, BayHill Capital, LC, an entity which is affiliated with two of our executive officers, and Vector Capital LLC, an entity which is affiliated with our Chief Executive Officer, extended to us a series of loans in the form of short-term and convertible notes in the amount of $695,000. All of these notes, together with $250,000 of notes outstanding as of June 30, 2007 and accrued interest, were converted into 744,330 shares of our common stock in multiple transactions during the fiscal year ended June 30, 2008. See also, Note 6 to our Consolidated Financial Statements, “Stockholders’ Equity” for additional information regarding the issuance of such shares of our common stock.

     Subsequent to June 30, 2008, we obtained an advance of $100,000 in cash funds for use as working capital from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer. It is our intention that the full amount of the advance will be included as a portion of our next round of equity funding. Currently, we have not reached an agreement with the lender regarding the repayment or conversion of the advances.

     In order for us to continue as a going concern, we hope to obtain additional debt or equity financing, increase revenues, and increase cash flows from operations. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to increase revenues or cash flows from our operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations or to be able to expand. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Financing Arrangements

As of June 30, 2008, our third-party financing arrangements consisted of the following:

Secured Term Loan with VenCore	$166,614
Note Payable to Cardelco	5,000
$171,614

   Secured Term Loan with VenCore Solutions, Inc.

     On October 10, 2006, we entered into an agreement with VenCore Solutions, Inc. (“VenCore”) to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which included interest at 16.7% per annum. The loan was fully amortizable over 36 months. The loan documents contained certain covenants, which included the requirement of VenCore’s approval of the disposition of any of our material assets, a prohibition against our incurrence of additional liens on our assets or the change of creditors. As part of our agreement with VenCore, we issued to VenCore warrants to purchase 1,500 shares of our restricted common stock valued at $5,093. The warrants have an exercise price of $6.00 per share and are exercisable for up to seven years from date of grant. We granted VenCore a lien on substantially all of our assets. We also paid to VenCore commitment and documentation fees of $5,500. These fees were amortized over three years as an adjustment to interest expense. As of June 30, 2008 the remaining principal and accrued interest balance was $166,614. In July 2008 we entered in to a “Payment Restructure Agreement” with VenCore whereby VenCore converted $83,500 of the term loan into an unsecured 12% convertible note due September 30, 2009 which is convertible, at the option of VenCore, into no more than 66,800 shares of our common stock. The interest on this convertible note is payable at our option in common stock priced at a value of $1.25 per share. In addition, VenCore was granted a two-year warrant to purchase 20,875 shares of common stock at an exercise price of $2.00 per share. The remaining original note balance of $83,321, along with interest at 16.7%, is to be paid in monthly payments of an amount equal to the greater of $5,000 per month or 10% of any debt or equity funding we receive in any given month. We paid VenCore $1,000 for documentation fees in relation to the Payment Restructure Agreement, which was expensed. Based on a calculation using the Black Scholes Model, we believe that during the year ending June 30, 2009 the conversion feature within this convertible promissory note and warrants will result in the Company recording a beneficial conversion feature of approximately $14,000 and an increase to debt discount, which will be accreted to interest expense over the term of the note. See also Note 4 to our Consolidated Financial Statements, "Financing Arrangements" set forth in Item 7 of this report for additional information regarding the VenCore transactions.

   Note Payable to Cardelco

     On December 31, 2007, we entered into a short-term promissory note with Cardelco, LLC (“Cardelco”) in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid. The note did not bear interest unless default occurred, at which time interest would accrue at 10% per annum. This note was part of a lease termination agreement we executed with Cardelco relating to a lease for office space in San Diego, California. The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 was paid in form of a short-term promissory note. As of June 30, 2008, we were in default and $5,000 remained unpaid on the note. See also Note 4 to our Consolidated Financial Statements, "Financing Arrangements" set forth in Item 7 of this report for additional information regarding the Cardelco transactions.

   Receivables Purchase Agreement

     On May 12, 2008, we repaid the full amount owing to Silicon Valley Bank pursuant to the Receivables Purchase Agreement, and the Receivables Purchase Agreement was terminated. See also Note 4 to our Consolidated Financial Statements, “Financing Arrangements” set forth in Item 7 of this report, for additional information on the Receivables Purchase Agreement.

   Commissions Payable

     As part of verbal agreements with certain of our independent marketing agents, we periodically place commissions payable on a deferred payment schedule. As of June 30, 2008 we had placed approximately $200,000 of commissions payable on a deferred payment schedule with interest accumulating at a rate of 10% per annum. These marketing agents have agreed to allow us to retain accrued commissions that normally would have been paid to them and use those amounts for our working capital purposes. We have verbally agreed to repay these commissions plus interest when requested by the participating agents. Accrued interest expense, relating to these commissions payable, as of June 30, 2008 was $2,180.

   Subsequent Borrowings

     Subsequent to June 30, 2008, we obtained an advance of $100,000 in cash funds for use as working capital from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer. It is our intention that the full amount of the advance will be included as a portion of our next round of equity funding. Currently, we have not reached an agreement with the lender regarding the repayment or conversion of the advances.

Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with United States generally accepted accounting principles. Actual results will differ, and could differ materially from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the accurate portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Our critical accounting policies are as follows:
          *      marketing commissions receivable;
          *      valuation of long-lived assets;
          *      commissions payable; and
          *      revenue recognition.
          *      share-based compensation expense

   Marketing Commissions Receivable

     Marketing commissions receivable represent amounts due from outside vendors of telecommunication products . Typically outside vendors pay commissions due to us 45 to 60 days after the usage month-end. As indicated below, we recognize these commissions receivable at the time they are earned. Marketing commissions receivable balance at June 30, 2008 was $437,752, net of allowance for bad debt of $164,604.

   Valuation of Long-Lived Assets

     Our intangible assets consist of intellectual property and employment and non-compete agreements relating to the acquisition of the assets of Commission River, Inc. The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. These intangible assets are amortized over 3 years on a straight-line basis. Amortization expense totaled $155,554 and $0 for the years ended June 30, 2008 and 2007, respectively. The weighted-average remaining useful life of the intangible assets was 29 months as of June 30, 2008.

     We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

   Commissions Payable

     Commissions payable represent amounts due to agents for commissions related to the usage or sales for which we are due marketing commissions revenue from our outside vendors. It is our policy to pay commissions to our agents only after receiving commissions due from our outside vendors, although we book the obligation to pay such commissions at the time of the sale. This policy results in approximately two months commission payable at any point in time.

   Revenue Recognition

     Marketing commissions revenue is recognized at the time the customer has been accepted by the vendor and/or received the product from the vendor or is under contract with the vendor and receiving the services. In those cases where services continue over future periods, revenue is recognized when delivery of service to the customer has occurred, the fee is fixed or determinable, collection by the vendor from the customer has been made or is probable and the vendor payment of commissions to us is probable.

   Share-Based Compensation Expense

     Effective July 1, 2007, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. There were no share-based payments granted during the year ended June 30, 2008 and therefore no costs associated with share-base compensation. Prior to July 1, 2007, we applied Accounting Principles Board (“Opinion No. 25”), and related interpretations in accounting for our stock-based compensation plans. Results for prior periods have not been restated.

     Applying SFAS No. 123(R), we estimate the fair value of stock options as of the grant date using the Black-Scholes option pricing model. We use historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of our common stock and other factors.

Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS No. 157 to have an impact on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS No. 159 to have an impact on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this standard prospectively to business combinations for which the acquisition date is on or after May 1, 2009. We do not expect our adoption of SFAS No. 141R to have a material impact on our 2010 consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect our adoption of SFAS No. 160 to have a material impact on our 2010 consolidated financial statements.

     In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. It does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not have any instruments that would be impacted by this standard.

Off-Balance Sheet Arrangements

     We do not have any transactions, obligations, or relationships that would be considered off-balance sheet arrangements.

ITEM 7     Financial Statements.

     Our consolidated financial statements, together with accompanying footnotes, and the report of our independent registered public accounting firm, are set forth below.

BAYHILL CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements as of June 30, 2008 and for the years ended June 30, 2008 and 2007
and
Report of Independent Registered Public Accounting Firm

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Financial Statements

Consolidated Balance Sheet	F – 2

Consolidated Statements of Operations	F – 3

Consolidated Statement of Changes in Stockholders’ Deficit	F – 4

Consolidated Statements of Cash Flows	F – 5

Notes to Consolidated Financial Statements	F – 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BayHill Capital Corporation
South Jordan, Utah

We have audited the accompanying consolidated balance sheet of BayHill Capital Corporation (the “Company”) and subsidiaries as of June 30, 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayHill Capital Corporation and subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for the years ended June 30, 2008 and 2007, in conformity with United States generally accepted accounting principles.

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

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

September 10, 2008
Denver, Colorado

BayHill Capital Corporation
Consolidated Balance Sheet
June 30, 2008

Assets

Current assets
Marketing commissions receivable, net	$437,752
Other current assets	7,200
Total current assets	444,952

Non-current assets
Intangible assets, net	644,446
Deposits and other assets	8,807
Total long term assets	653,253

Total assets	$1,098,205

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$517,693
Accrued liabilities	80,949
Commissions payable	531,595
Financing arrangements	171,614
Net current liabilities of discontinued operations	38,883
Total current liabilities	1,340,734

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 400,000 shares authorized, no shares issued and
outstanding	-
Common stock $.0001 par value, 100,000,000 shares authorized; 1,885,470 shares issued
and outstanding	188
Additional paid-in capital	16,082,635
Accumulated deficit	(16,325,352)
Total stockholders' deficit	(242,529)

Total liabilities and stockholders' deficit	$1,098,205

See notes to consolidated financial statements.

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2008	2007
Revenue
Marketing commissions	$4,122,517	$5,619,892

Operating expenses
Marketing commissions	2,671,217	4,060,520
Selling, general and administrative	3,171,326	1,858,388
Depreciation and amortization	155,554	18,531
Total operating expenses	5,998,097	5,937,439

Loss from operations	(1,875,580)	(317,547)

Interest expense	(461,721)	(135,891)

Loss from continuing operations before income taxes	(2,337,301)	(453,438)

Income taxes	-	-

Loss from continuing operations	(2,337,301)	(453,438)

Loss from discontinued operations	(44,590)	(226,790)

Net loss	(2,381,891)	(680,228)

Preferred dividends	(11,667)	(40,000)

Net loss attributable to common shareholders	$(2,393,558)	$(720,228)

Basic and diluted weighted average number of common shares
outstanding:	968,001	196,641

Basic and diluted loss per common share:

Continuing operations	(2.43)	(2.51)

Discontinued operations	(.05)	(1.15)

Total	$(2.48)	$(3.66)

See notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2008 and 2007

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - July 1, 2006	500,000	$50	175,079	$17	$12,424,264	$(13,263,233)	$(838,902)

Issuance of stock options	-	-	-	-	11,358	-	11,358

Issuance of stock for compensation	-	-	7,314	1	39,229	-	39,230

Acquisition of CBSi, not owned	-	-	24,921	2	137,161	-	137,163

BayHill stock issuance	-	-	3,396	1	29,999	-	30,000

Net loss	-	-	-	-	-	(680,228)	(680,228)

Balance - June 30, 2007	500,000	50	210,710	21	12,642,011	(13,943,461)	(1,301,379)

Beneficial conversion feature	-	-	-	-	266,529	-	266,529

Sale of CBSi			(24,921)	(2)	(14,456)	-	(14,458)

Preferred Stock Conversion	(500,000)	(50)	10,000	1	49	-	-

Conversion of accounts payable and debt	-	-	153,084	15	213,765	-	213,780

Conversion of BayHill Capital LC notes	-	-	703,930	70	921,153	-	921,223

Commission River acquisition	-	-	320,000	32	799,968	-	800,000

Issuance of stock for compensation	-	-	512,667	51	1,253,616	-	1,253,667

Net loss	-	-	-	-	-	(2,381,891)	(2,381,891)

Balance - June 30, 2008	-	$-	1,885,470	$188	$16,082,635	$(16,325,352)	$(242,529)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,381,891)	$(680,228)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	155,554	25,024
Marketing commissions receivable written off	203,000	230,080
Provision for doubtful commission receivables	242,000	-
Impairment of investment in CBSi	137,742	137,163
Issuance of stock as compensation	1,253,667	39,230
Beneficial conversion feature	266,529	-
Issuance of stock options	-	11,358
Changes in assets and liabilities:
Accounts receivable	-	(229,862)
Commissions receivable	(69,212)	124,869
Other current assets	17,352	27,183
Deposits and other assets	30,849	2,673
Accounts payable	103,605	231,515
Accrued liabilities	(23,397)	(122,848)
Commissions payable	(68,714)	(197,596)
Other liabilities	(1,633)	3,393
	2,247,342	282,182
Net cash used in continuing operations	(134,549)	(398,046)
Net cash provided by (used in) discontinued operations	(52,072)	29,901
Net cash used in operating activities	(186,621)	(368,145)

Cash flows from investing activities
Purchases of property and equipment	-	(48,971)
Other	(14,458)	(15,000)
Net cash used in investing activities	(14,458)	(63,971)

Cash flows from financing activities
Increase in receivables financing arrangement	-	182,116
Increase in debt	695,000	250,000
Payments on all financing arrangements	(496,252)	-
Other	2,331	-
Net cash provided by financing activities	201,079	432,116

Net decrease in cash	-	-

Cash - beginning of year	-	-

Cash - end of year	$-	$-

(Continued on following page)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

   (Continued from previous page)

Supplemental disclosure of cash flow information:

Cash paid for interest was $132,009 and $135,891 for the years ended June 30, 2008 and 2007, respectively.

During the year ended June 30, 2008, we issued the following restricted common shares for those reasons and values identified below (See Note 6 to these consolidated financial statements):

	Shares	Value
Conversion of BayHill Capital LC notes and accrued interest	703,930	$921,223
Commission River acquisition	320,000	$800,000
Compensation to officers and directors	512,667	$1,253,667
Settlement of accounts payable and notes	153,084	$213,780
Preferred stock conversion	10,000	$450,000

During the year ended June 30, 2008 we received 24,921 common shares as partial consideration for the sale of 100% of the equity interests of Cognigen Business Systems, Inc. Immediately following the repurchase of these common shares, we cancelled such shares which we deemed to have a net value of $42,984. (See Note 2 to these consolidated financial statements.)

On December 31, 2007, we entered into a lease termination agreement with an unrelated third party, pursuant to which we agreed to pay to the landlord $45,000 (See Note 4 to these consolidated financial statements).

During the year ended June 30, 2007, we issued the following restricted common shares for those reasons and values identified below (See Note 6 to these consolidated financial statements):

	Shares	Value
Acquisition of 100% of Cognigen Business Systems, Inc. (“CBSi”)	24,921	$137,163
Satisfaction of obligations to BayHill Group, LC	3,396	$30,000
Compensation to former officer and director for advisory services	7,314	$39,230

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BayHill Capital Corporation (“we,” “us” or “BHCC”), formerly Cognigen Networks, Inc., was incorporated in May 1983 in the State of Colorado. Through our wholly-owned subsidiary, Commission River Corporation (“Commission River”), we market and sell services and products through commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services. Historically, we have generated revenues in two ways:

     First, we have generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom we sell products and services via contractual agreements. Generally, we enter into contractual agreements with these vendors, who pay us commissions based on the volume of products and services sold by our independent sales agents. We then pay a portion of those commission revenues to the independent sales agents responsible for making the sales upon which the commissions were based. A significant portion of our commission revenues is attributable to the sale of domestic long distance services and commercial telecommunications services; however, we also generate commission revenues from the sale of wireless communications, residential broadband services, Voice over Internet (“VoIP”) services and prepaid calling cards/PINs.

     Second, we have, at times also generated revenues from sales of proprietary products and services. Generally, we have acquired or developed these proprietary products and services with the intention of marketing such products and services through our independent agent network. These products and services have included long distance telecommunication services, online shopping websites and broadband voice, data, video and management communication and control support services. Most of these products have been sold by independent agents, and we have generally paid commissions to independent agents based on the dollar volume of products sold. Currently we do not offer any proprietary products or services. We regularly look for opportunities to acquire or develop proprietary products or services. If we identify any proprietary products or services which we believe we could market profitably, we may offer proprietary products or services in the future.

     On March 31, 2008, we held a special meeting of shareholders at which our shareholders approved a series of proposals previously approved by our Board of Directors. These proposals consisted of (i) a proposal to amend our Articles of Incorporation to effect a reverse split of the outstanding shares of our common stock pursuant to which each 50 shares of our pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of our post-split common stock, (ii) a proposal to amend our Articles of Incorporation to reduce the number of authorized shares of our common stock from 300,000,000 shares, $.001 par value per share, to 100,000,000 shares, $.0001 par value per share, and the number of authorized shares of our preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $.0001 par value per share, (iii) a proposal to amend our Articles of Incorporation to change our name to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the re-incorporation of BHCC, (iv) a proposal to re-incorporate BHCC under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

     Based upon the approval of our shareholders at the March 31, 2008 special meeting, effective April 23, 2008 our management completed the actions necessary to effect the name change, reverse stock split, Delaware re-incorporation and reduction in the number of authorized shares of common and preferred stock. Our common stock began trading on April 23, 2008 on a post-split basis under the symbol "BYHL." All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split unless otherwise indicated.

     During the fiscal year ended June 30, 2008, the Company issued to BayHill Capital, LC, which was managed by two of our executives, 703,930 shares of common stock for conversions of a series of notes. In addition, the Company issued to Commission River, Inc., which is owned by two executives of our wholly owned subsidiary, 320,000 shares of common stock pursuant to an Asset Purchase Agreement. These shares represent approximately 37% and 17% respectively of the outstanding common stock at June 30, 2008.

Principles of Consolidation

     Our accompanying consolidated financial statements include the accounts of BHCC, Commission River and two former subsidiaries, LowestCostMall.com (“LCM”) and Cognigen Business Systems, Inc. (“CBSi”). For purposes of the accompanying consolidated financial statements, LCM and CBSi have been treated as discontinued operations. All intercompany accounts and transactions have been eliminated in consolidation (see Note 2 to these consolidated financial statements).

Marketing Commissions Receivable

     Marketing commissions receivable represent amounts due from outside vendors of telecommunication products. Typically outside vendors pay commissions due to us 45 to 60 days after the usage month-end.

     We established an allowance for doubtful accounts as of June 30, 2008 to provide for potential uncollectible accounts receivable determined to be uncollectible of $164,604.

     Commission revenue from our two largest vendors generated approximately 60% and 47%, respectively, of our total revenue for the years ended June 30, 2008 and 2007. Of the above percentages, 45% and 24% of our revenue respectively, were generated from Telarus, Inc. which is owned by two executive officers of Commission River.

Intangible Assets

     On November 30, 2007, we acquired the assets of Commission River, Inc. in an asset purchase transaction. The assets acquired consisted of intellectual property valued at $400,000 and employment and non-compete agreements valued at $400,000. We amortize these intangible assets over their estimated useful lives of three years on a straight-line basis. The net carrying amount and future estimated amortization expense as of June 30, 2008 was as follows:

		Gross Carrying	Accumulated
Amortized intangible assets		Amount	Amortization	Net Intangibles
Intellectual Property		$400,000	$77,777	$322,223
Employment and non-compete agreements		$400,000	77,777	$322,223
		$800,000	$155,554	$644,446

		Estimated
		Amortization
Year ending June 30,		Expense

2009		$266,664
2010		266,664
2011		111,118

	Total	$644,446

     The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. These intangible assets are amortized over 3 years on a straight-line basis. Amortization expense totaled $155,554 and $0 for the years ended June 30, 2008 and 2007, respectively. The weighted-average remaining useful life of the intangible assets was 29 months as of June 30, 2008.

     We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

Commissions Payable

     Commissions payable represent amounts due to agents for commissions related to the usage or sales for which we are due marketing commissions revenue from its outside vendors. It is our current policy to pay commissions to our agents only after receiving commissions due from its outside vendors. This policy results in approximately two months commission payable at any point in time.

Share-based Compensation

     Effective July 1, 2007, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. There were no share-based payments granted during the year ended June 30, 2008 and therefore no costs associated with share-base compensation. Prior to July 1, 2007, we applied Accounting Principles Board (“Opinion No. 25”), and related interpretations in accounting for our stock-based compensation plans. Results for prior periods have not been restated.

     Applying SFAS No. 123(R), we estimate the fair value of stock options as of the grant date using the Black-Scholes option pricing model. We use historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of our common stock and other factors.

Income Taxes

     We recognize deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. All allowances against deferred income tax assets are recorded in whole or in part, when it is more likely than not those deferred income tax assets will not be realized.

Marketing Commissions Revenue

     Marketing commissions revenue is recognized at the time the customer has been accepted by the vendor and/or received the product from the vendor or is under contract with the vendor and receiving the services. In those cases where services continue over future periods, revenue is recognized when delivery of service to the customer has occurred, the fee is fixed or determinable, collection by the vendor from the customer has been made or is probable and the vendor payment of commissions to us is probable.

Advertising Costs

     We expense advertising costs as incurred. Total advertising costs for the years ended June 30, 2008 and 2007 were $16,067 and $32,361, respectively.

Loss Per Share

     Basic loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share, where applicable, is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. All potential common shares that have an anti-dilutive effect on diluted per share amounts are excluded in determining the diluted loss per common share. Stock options and warrants exercisable into 18,500 and 30,540 common shares as of June 30, 2008 and 2007, respectively, were excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive.

Use of Estimates

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ, and could differ materially from those estimates.

Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after

November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS No. 157 to have an impact on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS No. 159 to have an impact on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this standard prospectively to business combinations for which the acquisition date is on or after May 1, 2009. We do not expect our adoption of SFAS No. 141R to have a material impact on our 2010 consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect our adoption of SFAS No. 160 to have a material impact on our 2010 consolidated financial statements.

     In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. It does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not have any instruments that would be impacted by this standard.

Reclassifications

     Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

NOTE 2 – DISCONTINUED OPERATIONS

   LowestCostMall

     In July 2005, we formed LCM, an online shopping website. In July 2006, we terminated our agreement with Vcommerce, and discontinued LCM operations. In June 2007, we reached an agreement with Vcommerce in which we paid Vcommerce $60,000 for satisfaction of approximately $112,000 of liabilities payable to Vcommerce for a gain on satisfaction of debt of $52,714.

   Cognigen Business Systems, Inc.

     During the fiscal years ended June 30, 2007 and June 30, 2006 and the fiscal quarter ended September 30, 2007, we generated revenue from CBSi’s operations in the amount of $58,463, $0 and $15,233, respectively. During the same period (July 1, 2005 through September 30, 2007), we incurred in excess of $600,000 in expenses associated with the CBSi operations. After reviewing the activities and operations of CBSi, our Board of Directors concluded that the large losses generated by CBSi, and the projected amount of cash required to develop and market the intended CBSi products, did not warrant further investment in CBSi or continued marketing and sale of the CBSi products. Our Board of Directors determined that it was in the best interests of BHCC and our shareholders to focus our efforts on continuing to develop its historical agent marketing business and, on August 31, 2007 we sold our its 100% ownership in CBSi to Carl Silva and ABP, for 24,921 shares of our common stock valued at $56,196 and the retention of $30,844 of CBSi-related accounts payable. In conjunction with this sale, the employment agreement and all benefits related thereto with Carl Silva were terminated and or relinquished. All other agreements with ABP were also terminated. The 24,921 shares of our common stock we received in the transaction were cancelled.

   Sale of Proprietary Telecommunications Accounts

     On October 13, 2006, we sold our interest in the majority of our telecommunications “one plus” accounts for which we recorded telecommunications revenue through sales of proprietary products and services. We recorded a gain of approximately $230,000, net of commissions of $9,000 on its sale of these assets.

     The following is financial information as of June 30, 2008 relative to discontinued operations described above.

Current liabilities
Accrued liabilities	$38,883
Net current liabilities of
discontinued operations	$38,883

	Year Ended	Year Ended
	June 30, 2008	June 30, 2007
Total revenue	$22,535	$1,462,665
Operating expenses	67,125	1,974,450
loss from operations	$(44,590)	$(511,785)
Other non-operating	-	284,995
Income taxes	-	-
Loss from discontinued operations	$(44,590)	$(226,790)

NOTE 3 – GOING CONCERN

     Cash flows generated from operations, advances pursuant to our financing arrangements and cash from the issuance of notes payable to BayHill Capital, LC were sufficient to meet our working capital requirements for the year ended June 30, 2008, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We had a working capital deficit of $895,782 as of June 30, 2008, incurred $2,337,301 in losses from continuing operations, losses of $44,590 from discontinued operations, and used $186,621 in cash flows from operations for the year ended June 30, 2008. These conditions raise substantial doubt about our ability to continue as a going concern.

     Throughout the fiscal year ended June 30, 2008, BayHill Capital, LC and Vector Capital LLC extended to us a series of loans in the form of short-term and convertible notes in the amount of $695,000. All of these notes, together with $250,000 of notes outstanding as of June 30, 2007 and accrued interest, were converted into 744,330 shares of our common stock in multiple transactions during the fiscal year ended June 30, 2008 (see Note 6 to these consolidated financial statements).

     Subsequent to June 30, 2008, we obtained an advance of $100,000 in cash funds for use as working capital from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer. It is our intention that the full amount of the advance will be included as a portion of our next round of equity funding. Currently, we have not reached an agreement with the lender regarding the repayment or conversion of the advances.

     In order to continue as a going concern, we plan to obtain additional debt or equity financing, increase revenues, and increase cash flows from operations. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to reduce our operating costs and expenses, or that cash flows from operations will produce adequate cash flow to enable us to meet all our future obligations or to be able to expand. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

NOTE 4 – FINANCING ARRANGEMENTS

     Our financing arrangements as of June 30, 2008 consisted of:

Secured Term Loan with VenCore	$166,614
Note Payable to Cardelco	5,000
$171,614

Secured Term Loan with VenCore Solutions, Inc.

     On October 10, 2006, we entered into an agreement with VenCore Solutions, Inc. (“VenCore”) to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which included interest at 16.7% per annum. The loan was fully amortizable over 36 months. The loan documents contained certain covenants, which included the requirement of VenCore’s approval of the disposition of any of our material assets, a prohibition against our incurrence of additional liens on our assets or the change of creditors. As part of our agreement with VenCore, we issued to VenCore warrants to purchase 1,500 shares of our restricted common stock valued at $5,093. The warrants have an exercise price of $6.00 per share and are exercisable for up to seven years from date of grant. We granted VenCore a lien on substantially all of our assets. We also paid to VenCore commitment and documentation fees of $5,500. These fees were amortized over three years as an adjustment to interest expense. As of June 30, 2008 the remaining principal and accrued interest balance was $166,614. In July 2008 we entered in to a “Payment Restructure Agreement” with VenCore whereby VenCore converted $83,500 of the term loan into an unsecured 12% convertible note due September 30, 2009 which is convertible, at the option of VenCore, into no more than 66,800 shares of our common stock. The interest on this convertible note is payable at our option in common stock priced at a value of $1.25 per share. In addition, VenCore was granted a two-year warrant to purchase 20,875 shares of common stock at an exercise price of $2.00 per share. The remaining original note balance of $83,321, along with interest at 16.7%, is to be paid in monthly payments of an amount equal to the greater of $5,000 per month or 10% of any debt or equity funding we receive in any given month. We paid VenCore $1,000 for documentation fees in relation to the Payment Restructure Agreement, which was expensed. Based on a calculation using the Black Scholes Model, we believe that during the year ending June 30, 2009 the conversion feature within this convertible promissory note and warrants will result in us recording a beneficial conversion feature of, approximately $14,000 and an increase to debt discount, which will be accreted to interest expense over the term of the note.

Note Payable to Cardelco

     On December 31, 2007, we entered into a short-term promissory note with Cardelco, LLC (“Cardelco”) in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid. The note did not bear interest unless default occurred, at which time interest would accrue at 10% per annum. This note was part of a lease termination agreement we executed with Cardelco relating to a lease for office space in San Diego, California. The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 was paid in form of a short-term promissory note. As of June 30, 2008, we were in default and $5,000 remained unpaid on the note.

Receivables Purchase Agreement

     On December 26, 2003, we entered into a Receivables Purchase Agreement with Silicon Valley Bank which, as subsequently amended, provided for up to $1,000,000 in marketing commissions receivable to be used as collateral for advances under the Receivables Purchase Agreement, of which 80% of the marketing commissions receivable balances were available in cash advances to us. Interest charges were 1.5% per month on the marketing commissions receivable balances used as collateral. Silicon Valley Bank was given a first-position security interest in our assets, including all of our copyrights, trademarks, patents and mask works, as a condition to the Receivables Purchase Agreement. The Receivables Purchase Agreement contains certain positive and negative covenants with respect to our business operations, including but not limited to, the requirement of Silicon Valley Bank’s approval to the disposition of assets, change in ownership and additional indebtedness. We paid facility, audit and due diligence fees to Silicon Valley Bank upon renewal of the Receivables Purchase Agreement in March of 2007 of approximately $7,000 and extension fees in March 2008 of $2,500. These amounts were amortized into interest expense over one year. Silicon Valley Bank did not renew the Receivables Purchase Agreement and demanded that we repay the outstanding balance by May 8, 2008. On May 12, 2008, we repaid the full amount owing to Silicon Valley Bank pursuant to the Receivables Purchase Agreement, and the Receivables Purchase Agreement was terminated.

Financing Subsequent to June 30, 2008

     Subsequent to June 30, 2008, we obtained an advance of $100,000 in cash funds for use as working capital from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer. It is our intention that the full amount of the advance will be included as a portion of our next round of equity funding. Currently, we have not reached an agreement with the lender regarding the repayment or conversion of the advances.

Commissions Payable

     As part of verbal agreements with certain of our independent marketing agents, we periodically place commissions payable on a deferred payment schedule. As of June 30, 2008 we had placed approximately $200,000 of commissions payable on a deferred payment schedule with interest accumulating at a rate of 10% per annum. These marketing agents have agreed to allow us to use accrued commissions that normally would have been paid to them for our working capital purposes. We have verbally agreed to repay these commissions plus interest when requested by the participating agents. Accrued interest expense, relating to these commissions payable, as of June 30, 2008 was $2,180.

NOTE 5 - INCOME TAXES

     We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence.

     Temporary differences between the financial statement and tax basis of our assets result primarily from differing depreciation and amortization, provision for doubtful accounts, net operating loss carry forwards and the recognition of certain expenses for financial statement purposes and not for tax purposes. We had approximately $4,000,000 of net operating loss carry forwards as of June 30, 2008, which expire in varying amounts through 2028, if unused. A change in our ownership of more than 50% occurred during the year ended June 30, 2008. As such, according to the Internal Revenue Code, our net operating loss carry forwards may be limited as to their utilization in future periods.

     Temporary differences and carry forwards giving rise to a significant portion of deferred tax assets (liabilities) at June 30, 2008 were as follows:

Assets:
Current
Allowance for doubtful accounts	$55,965
Vacation accruals	5,106
$61,071
Long-term
Accrued compensation	13,124
Intangibles	52,888
Cancelled checks	42,830
Beneficial ownership conversion feature	90,620
Net operating loss carry forwards	1,339,467
Less valuation allowance	(1,600,000)

$-

     As discussed in Note 1 to these consolidated financial statements, during the year ended June 30, 2008, the Company entered into a series of stock transactions that have culminated in a 50% change in control in the ownership of our common stock. Our ability to utilize the full benefit or our net operating losses for tax purposes may be limited due to the changes in control.

     The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

	For the Years Ended
	June 30,
	2008	2007

Income tax expense (benefit) at the statutory rate	$(809,843)	$(231,278)
State and local income taxes, net of federal income tax	-	-
Change in valuation allowance	808,843	228,552
Other	1,000	2,726

Deferred income tax expense (benefit)	$-	$-

     Effective July 1, 2007, we adopted the provision of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting of Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulation change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated financial statements. The result of the assessment of our tax positions in accordance with FIN 48 did not have a material impact on our consolidated financial statements for the year ended June 30, 2008. Our federal tax returns for all years after June 30, 2004 and state tax returns after June 30, 2003 are subject to future examination by tax authorities for all our tax jurisdictions. It is our policy to record costs associated with interest and penalties related to tax in the selling, general and administrative line of the consolidated statements of operations.

NOTE 6 - STOCKHOLDERS' EQUITY

Special Meeting of the Shareholders

     On March 31, 2008, we held a special meeting of shareholders at which our shareholders approved a series of proposals previously approved by our Board of Directors. These proposals consisted of (i) a proposal to amend our Articles of Incorporation to effect a reverse split of the outstanding shares of our common stock pursuant to which each 50 shares of our pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of our post-split common stock, (ii) a proposal to amend our Articles of Incorporation to reduce the number of authorized shares of our common stock from 300,000,000 shares, $.001 par value per share, to 100,000,000 shares, $.0001 par value per share, and the number of authorized shares of our preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $.0001 par value per share, (iii) a proposal to amend our Articles of Incorporation to change our name to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the re-incorporation of BHCC, (iv) a proposal to re-incorporate BHCC under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

     Based upon the approval of our shareholders at the March 31, 2008 special meeting, effective April 23, 2008 our management completed the actions necessary to effect the name change, reverse stock split, Delaware re-incorporation and reduction in the number of authorized shares of common and preferred stock. Our common stock began trading on April 23, 2008 on a post-split basis under the symbol "BYHL." All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split unless otherwise indicated.

Preferred Stock

     On October 17, 2002 we issued 10,000 shares of 8% Convertible Series A Preferred Stock (the “Series A Preferred Stock”) to Stanford International Bank Limited for $500,000. Each share of the Series A Preferred Stock was convertible, at the option of the holder, into one share of our common stock for a period of five years. After five years, all of the issued and outstanding shares of the Series A Preferred Stock were automatically converted to shares of our common stock. The Series A Preferred Stock did not have voting rights and had a liquidation preference of $50.00 per share. All of the issued and outstanding shares of Series A Preferred Stock were automatically converted into 10,000 shares of our common stock on October 14, 2007 according to the terms of the Series A Preferred Stock and the 10,000 shares of Series A Preferred Stock were cancelled.

     As of June 30, 2008 we had authorized 400,000 shares of Preferred Stock. There were no shares of Preferred Stock outstanding as of June 30, 2008.

Common Stock

   BayHill Capital, LC

     Throughout the fiscal year ended June 30, 2008, BayHill Capital, LC, an entity which is affiliated with two of our executive officers (one of whom is also a director), extended to us a series of loans in the form of short-term and convertible notes in the amount of $645,000. All of these notes, together with $250,000 of notes outstanding as of June 30, 2007 and accrued interest, were converted into 703,930 shares of our common stock in multiple transactions during the fiscal year ended June 30, 2008. The following table sets forth the information relating to each of these notes and the number of shares of our common stock issued upon their conversion:

Date of Note	Amount	Interest Rate	Date Converted	Shares Issued
June 15, 2007	$100,000	10%	October 17, 2007	80,000
June 28, 2007	$150,000	10%	October 17, 2007	120,000
September 26, 2007	$30,000	10%	March 31, 2008	18,750
November 5, 2007	$150,000	10%	March 31, 2008	93,750
December 5, 2007	$125,000	12%	March 31, 2008	100,000
December 27, 2007	$100,000	12%	March 31, 2008	80,000
January 24, 2008	$30,000	12%	March 31, 2008	24,000
February 15, 2008	$40,000	12%	March 31, 2008	32,000
March 6, 2008	$50,000	12%	March 31, 2008	40,000
April 2, 2008	$40,000	12%	May 27, 2008	32,000
April 29, 2008	$50,000	12%	May 27, 2008	40,000
May 27, 2008	$30,000	12%	May 27, 2008	24,000
Accrued Interest	$26,223			19,430
Totals	$921,223			703,930

   Commission River, Inc.

     On November 30, 2007, we entered into an Asset Purchase and Reorganization Agreement (the “Purchase Agreement”) with Commission River, Inc. Pursuant to the terms of the Purchase Agreement, we acquired substantially all of Commission River’s assets in exchange for the issuance of 320,000 shares of our common stock. The assets we acquired from Commission River, Inc. consisted primarily of intellectual property, employment agreements and non-compete agreements executed by the two principals of our wholly-owned subsidiary, Commission River. The cost of the acquisition was valued at $800,000. These intangible costs are being amortized over their three-year estimated useful lives (See Note 1 to these consolidated financial statements).

     The unaudited pro forma combined condensed statements of operations for the years ended June 30, 2008 and June 30, 2007 have been included below to illustrate the pro forma effects of the acquisition of Commission River, Inc. and give effect to the acquisition as if it had occurred on July 1, 2007 and 2006. All pro forma information has been prepared for information purposes only and does not purport to be indicative of the results of operations had the acquisition actually occurred on the dates indicated or results of operations had the acquisition actually occurred on the dates indicated or results of operations to be expected in the future.

	For the Years ended June 30
	2008	2007
	(Unaudited)	(Unaudited)
Marketing commissions revenue	$4,144,082	$5,620,004

Loss from continuing operations	$(2,620,699)	$(833,092)
Loss from discontinued operations	$(44,590)	$(226,790)

Net loss attributable to common shareholders	$(2,676,956)	$(1,099,882)
Basic and diluted loss per common share:
Continuing operations	$(2.71)	$(1.61
Discontinued operations	$(.05)	$(.44)
Total	$(2.76)	$(2.05)

Compensation to Officers and Directors

     During the year ended June 30, 2008 we issued the following restricted shares of common stock as compensation for the reasons identified:

	Shares	Value
Compensation for Board of Directors fees	114,000	$267,000
Compensation to management	348,667	871,667
Compensation to consultants	50,000	115,000
	512,667	$1,253,667

     The values recorded for 2008 and 2007 for compensation were recorded at the closing market price of our common stock on the dates our Board of Directors approved the respective issuances.

Settlement of Accounts Payable and Notes

     During the year ended June 30, 2008 we issued the following restricted common shares for the reasons and deemed values identified below:

	Shares	Value
Settlement of accounts payable to BayHill Capital LC	6,667	10,000
Settlement of accounts payable to Telarus	60,000	75,000
Settlement of accounts payable to former directors and officers	32,399	48,598
Settlement of other accounts payable	13,618	29,682
Conversion of Vector Capital, LLC note	40,400	50,500
	153,084	$ 213,780

     The values recorded for 2008 and 2007 to the settlement of outstanding liabilities, conversion of notes payables and related accrued interest were all recorded at contractually stated or negotiated amounts. The values of all other transactions were recorded at the closing market price of our common stock on the dates our Board of Directors approved the respective issuances.

     On April 7, 2008, Vector Capital LLC extended to us a short-term loan of $50,000 with interest at 12% per annum. This note plus accrued interest of $500 was converted on June 27, 2008 into 40,400 shares of our common stock. Vector Capital is affiliated with our Chief Executive Officer.

Cognigen Business Systems, Inc.

     On August 31, 2007, we repurchased 24,921 shares of our common stock in connection with the sale of CBSi. These shares were valued at $56,196 and were cancelled upon repurchase (See Note 2 to these consolidated financial statements).

2007 Restricted Stock Issuances

     We issued 24,921 common shares valued at $137,163 for the acquisition of 100% of CBSi. (See Note 2 to these consolidated financial statements.) We issued 3,396 common shares valued at $30,000 to cancel any further obligations to BayHill Group, LC, and 7,314 common shares valued at $39,230 as compensation to a former officer and a former director for advisory services and legal fees.

Subsequent Restricted Stock Issuances

     In July 2008, we issued 73,958 shares of restricted common stock for the settlement of $92,447 in liabilities all to related parties (See Note 8 to these consolidated financial statements).

Stock Options

     At a special meeting of our shareholders held on March 31, 2008, our shareholders approved a proposal to adopt our 2008 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on April 23, 2008. Directors, employees, consultants and advisors of BHCC and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Compensation Committee of our Board of Directors. The Stock Incentive Plan will continue until April 23, 2018. A maximum of 300,000 shares of our common stock (after giving effect to the reverse split of our common stock which became effective on April 23, 2008) are available for issuance under the Stock Incentive Plan. The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards. Our Board of Directors may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan. As of June 30, 2008, we had made no awards under the Stock Incentive Plan.

     We also have established the 2001 Incentive and Nonstatutory Stock Option Plan (the “Plan”), which authorizes the issuance of up to 12,500 shares of our common stock (after giving effect to the reverse split of our common stock which became effective on April 23, 2008) . The Plan will remain in effect until 2011 unless terminated earlier by an action of our Board of Directors. Employees, directors and consultants of BHCC are eligible to receive options under the Plan at the discretion of our Board of Directors. Options issued under the Plan vest according to the individual option agreement for each grantee.

     We did not grant any stock options during the year ended June 30, 2008. As of June 30, 2008 there were 13,000 stock options outstanding under the Plan and outside the Plan. During the year ended June 30, 2008, there were 5,040 stock options that either expired or were cancelled unexercised.

     In June 2007, our Board of Directors granted to our non-employee directors options to purchase 2,600 shares of our common stock. Options to acquire 600 shares of common stock vested immediately, are exercisable at $4.50 per share and expire five years from the date of grant. Options to acquire 2,000 shares of common stock, along with cash payments of $7,500 per month for four months beginning June 15, 2007, were issued to one director as part of an advisory fee for additional services rendered to BHCC. These options vest over three years. This one director also received 5,000 shares of our common stock as part of the compensation for the advisory services. We have included $11,358 in general and administrative expenses for the issuance of these options based on a calculation using the Black-Scholes Model. We have also included $21,875 in general and administrative expenses for the issuance of the common shares to the director for advisory services based on a calculation using the Black-Scholes Model. The following represents assumptions used in our calculations using the Black-Scholes Model. There were no stock option issuances during 2008

	2008	2007
Approximate risk-free rate	N/A	6.0%
Average expected life	N/A	2.5
Dividend yield	N/A	0%
Volatility	N/A	63%
Estimated fair value of total
options granted	N/A	$11,358

The following table presents the activity for options outstanding:
			Weighted
			Average
		Stock	Exercise
		Options	Price

Outstanding – July 1, 2006		17,980	$14.00
Granted		2,600	7.00
Forfeited/canceled		(2,540)	10.50
Exercised		-	-

Outstanding - June 30, 2007		18,040	14.00
Granted		-	-
Forfeited/canceled		(5,040)	17.51
Exercised		-	-

Outstanding - June 30, 2008		13,000	$11.12

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable**
Exercise Prices	Number	Price*	Life*	Number	Price*

$4.50	600	$4.50	3.9	600	$4.50
$5.00	4,800	$5.00	2.9	3,202	$5.00
$7.50	2,000	$7.50	4.0	664	$7.50
$11.50	4,000	$11.50	0.6	4,000	$11.50
$35.50	1,600	$35,50	2.5	1,600	$35.50

Total - June 30, 2008	13,000	$11.12	2.36	10,066	$12.58

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

** All but 667 stock options outstanding will be vested within twelve months. The 667 stock options will be vested in two years.

Warrants

     We granted, and within 30 days cancelled, warrants to purchase 42,500 shares of our common stock during the year ended June 30, 2008. As of June 30, 2008 there were outstanding warrants to purchase 5,500 shares of our common stock. During the year ended June 30, 2007, we granted warrants to purchase 1,500 shares of our common stock.

The following table presents the activity for warrants outstanding:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding - June 30, 2006	11,000	$29.50
Issued	1,500	6.00
Forfeited/canceled	(1,500)	-
Exercised	-	-

Outstanding - June 30, 2007	12,500	26.50
Issued	42,500	2.00
Forfeited/canceled	(49,500)
Exercised	-	7.02

Outstanding - June 30, 2008	5,500	$12.60

     We have included the expense of the foregoing warrants in general and administrative expenses based on a calculation using the Black-Scholes Model.

	2008	2007
Approximate risk-free rate	2.11%	6.0%
Average expected life	1.0	2.5
Dividend yield	0%	0%
Volatility	107%	63%
Estimated fair value of total warrants granted	$0
	$1,827	$11,358

     All of the outstanding warrants are exercisable and had a weighted average remaining contractual life of 1.9 years as of June 30, 2008.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

     We were not obligated to pay any future minimum lease payments under any leases as of June 30, 2008. On December 31, 2007, we entered into a lease termination agreement with Cardelco, which is described in more detail in Note 4 to these consolidated financial statements.

We currently sublease approximately 160 square feet of space on a month to month basis at approximately $1,000 per month.

LowestCostMall

     In July 2005, we formed LCM, an online shopping website. In July 2006, we terminated our agreement with Vcommerce, and discontinued LCM’s operations. In June 2007, we reached an agreement with Vcommerce pursuant to which we paid Vcommerce $60,000 for satisfaction of approximately $112,000 of liabilities payable to Vcommerce for a gain on satisfaction of debt of $52,714.

NOTE 8 – RELATED PARTY ACTIVITY

BayHill Capital, LC

     Throughout the fiscal year ended June 30, 2008, BayHill Capital, LC extended to us a series of loans in the form of short-term and convertible notes in the aggregate amount of $645,000. All of these notes, together with $250,000 of notes outstanding as of June 30, 2007 and accrued interest, were converted into 703,930 shares of our common stock in multiple transactions during the fiscal year ended June 30, 2008. Additional detail regarding these transactions is presented in Note 6 to these consolidated financial statements.

     Robert K. Bench, who became our President and Chief Executive Officer in October 2007 and a director in December 2007, and M. Todd Esplin, who became our Executive Vice President in December 2007, are managing members of BayHill Group, LC, which was the manager of BayHill Capital, LC. In July 2008, BayHill Capital, LC was dissolved and the shares of our common stock acquired by BayHill Capital, LC in the transactions described above were distributed to the 22 members of BayHill Capital, LC, including Messrs. Bench and Esplin.

Vector Capital, LLC

     On April 7, 2008, Vector Capital LLC extended to us a short-term loan of $50,000 with interest at 12% per annum. This note, together with accrued interest of $500, was converted on June 27, 2008 into 40,400 shares of our common stock. Robert K. Bench, our President, Chief Executive Officer and a director, is the managing member of Vector Capital LLC. Additional detail regarding these transactions is presented in Note 6 to these consolidated financial statements.

Consulting Fees

     One of our former directors performed consulting services for us from June 15, 2007 through February 15, 2008 and was paid a total of $52,500 during this period of time .

Telarus, Inc.

     Commission revenue from our two largest vendors generated approximately 60% and 47%, respectively, of our total revenue for the years ended June 30, 2008 and 2007. The larger of these two vendors is Telarus, Inc. (“Telarus”) which is owned by two executive officers of Commission River. Of the above percentages, 45% or $1,463,560 and 24% or $1,364,395 of our revenue respectively, were generated from Telarus. Commissions receivable from Telarus at June 30, 2008 and June 30, 2007 were $240,000 and $0 respectively.

     During the year ended June 30, 2008, we accrued $79,303 for payments to Telarus for services performed by the employees of Telarus and expenses paid on our behalf. On March 31, 2008, upon the approval of our Board of Directors, Telarus converted $75,000 of the accrued amount into 60,000 shares of our common stock. We plan to continue using the services of Telarus employees on a limited basis for approximately the next twelve months. Services provided by Telarus include the performance of various accounting and software development projects which are limited in scope. We are billed for Telarus’ services on an hourly basis. Those billings are reviewed and approved by one of our executive officers who is not affiliated with Telarus. We anticipate that the expense of services provided by Telarus will be less than $10,000 per month in the future.

Accrued Liabilities

     Included in accrued liabilities are amounts due to two of our former directors for director fees in the amount of $22,600 and two of our executive officers for accrued consulting fees of $16,000.

Subsequent Restricted Stock Issuances

     In July 2008, we issued 73,958 shares of restricted common stock for the settlement of $92,447 in liabilities to related parties as follows:

	Settlement Amount	Shares
Companies associated with our executive officers	$41,463	33,170
Directors and associated companies	$50,984	40,788

Subsequent Borrowings

     Subsequent to June 30, 2008, we obtained an advance of $100,000 in cash funds for use as working capital from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer. It is our intention that the full amount of the advance will be included as a portion of our next round of equity funding. Currently, we have not reached an agreement with the lender regarding the repayment or conversion of the advances

ITEM 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

ITEM 8A  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

     As of June 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. This report and our controls were reviewed by our audit committee with no further suggestions for changes.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with United States generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

     Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B  Other Information.

     None

PART III

ITEM 9     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors

     Roy D. Banks, age 40, has served as a director of BHCC since December 2007. Mr. Banks has been the President of Authorize.Net, Inc., a leading provider of Internet-Payment Processing Services, where he has been responsible for the day-to-day management, operations, sales and marketing activities of the business, since September, 2004. Authorize.Net was acquired by CyberSource on November 1, 2007. Mr. Banks joined Authorize.Net in July 1999 as Vice President of Business Development and was promoted to General Manager in 2000. Mr. Banks currently serves as a director of the Electronic Transaction Association and Access Data Corp and formerly served as a director of BHCC from January, 2006 to July, 2006. Prior to joining Authorize.Net, Mr. Banks held a number of engineering and marketing positions with WordPerfect, Inc. which was later acquired by Novell, Inc. and subsequently acquired by Corel Ltd. Additionally, Mr. Banks held positions with Modus Media International and Power Quest, where he was a director of market development. Prior to these positions, Mr. Banks served in the Department of the Navy from 1987 to 1992. While in the Navy, Mr. Banks served as a data processing technician specializing in logistics. Mr. Banks received a B.S. degree in marketing from Utah Valley State College.

     Robert K. Bench, age 59, has served as our President and Chief Executive Officer since October 2007 and as a director of BHCC since December 2007. Mr. Bench is an experienced professional with over 31 years in various senior management and executive positions in start-up enterprises and public companies following four years as a certified public accountant with KPMG Peat Marwick. He has assisted a number of companies in their early start-up years and completed several initial public offerings. Mr. Bench was a founder and is a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”), a position he held since April, 1999. He also served as the Chief Financial Officer of Innuity, Inc. (INNU), a software as a service company that delivers applications for small business, from January, 2005 until April, 2007 and The SCO Group (SCOX), a developer and marketer of software applications and operating systems from November, 2000 until August, 2004. He has also served in senior management positions for West-Wind Corporation, Webmiles, Inc., Sento Corporation (SNTO), CerProbe, Inc. (CRPB), Fresh Technologies, Inc., Clyde Digital Systems, Inc., and NP Energy Corporation (NPEE). In addition, Mr. Bench has served as a director of private and public companies and has assisted both private and public companies raise over $150 million for start-up and growth capital through private, public, and venture offerings. He has been responsible for a number of business combinations and successfully reorganized several financially distressed companies. He has spent two years on international assignments and led the restructure of worldwide operations following the merger of two international companies. Mr. Bench has been a co-founder and is a private investor in a number of private and small public companies. His background includes the software, hardware, oil, and semiconductor industries. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

     James U. Jensen, age 64, has served as the Chairman of our Board of Directors since December 2007. Mr. Jensen currently serves as the Independent Board Chairman for the Wasatch Funds, a family of 11 mutual funds managed by Wasatch Advisors, Inc., and has served as a director of Wasatch Funds since they were organized in 1990.  Mr. Jensen is an outside director at the University of Utah Research Foundation and is a director of the Utah chapter of the National Association of Corporate Directors. From 1986 to 2001, Mr. Jensen served as Secretary and General Counsel and a director of NPS Pharmaceuticals, Inc., a public biotechnology company. Mr. Jensen served as an outside director to InterWest Home Medical, Inc., a public home medical supplies company, and served first as outside counsel and then as Chief Financial Officer to Cericor, Inc., a public technology company. Mr. Jensen has served as counsel or director to many high-tech private companies and was General Counsel of Dictaphone Corporation and previously served as in-house counsel for Ethyl Corporation and The Echlin Manufacturing Company (both publicly-traded companies). He graduated from the University of Utah, served a Fulbright Grant in Mexico and received his J.D. and M.B.A. degrees from Columbia University. He was a law clerk to Judge David T. Lewis, the Chief Judge of the 10th Circuit U.S. Count of Appeals.

     John M. Knab, age 56, has served as a director of BHCC since December 2007. Mr. Knab has been the Chief Executive Officer, President, and Chairman of Phonex Broadband Corporation, which develops, manufactures and distributes wireless voice, audio, and data technologies, since November 1989. From 1986 to 1989, Mr. Knab was a National Director for Verizon (Data Communication Products) where he directed a division comprised of over 2,700 computer and telecommunication products. While with Verizon, he was appointed to AT&T’s National Advisory Committee, NEC’s National Advisory Committee and Digital Equipment’s Partners Group. Mr. Knab also served in roles as a Sr. HQ Planning Staff, Regional IT Management, Marketing Manager & Marketing Representative for IBM Corporation. Mr. Knab was a founding member of Brigham Young University’s Marriott School of Management Entrepreneur Founder’s Group. He served as a member of Brigham Young University’s Marriott School of Management National Advisory Council. Mr. Knab is a member of the Board of Directors for the MountainWest Capital Network, where he also served as a former Chairman of the Board of Directors, founder and former Chairman of the Utah 100 (recognition event for Utah’s fastest growing companies). Mr. Knab was a Trustee and member of the Executive Committee for Utah Information Technologies Association. Mr. Knab received an M.B.A. from Emory University and a B.A. from Brigham Young University’s College of Communications/Advertising.

     John D. Thomas, age 35, has served as a director of BHCC since December 2007. Mr. Thomas has been engaged in the private practice of law with Kenneth I. Denos P.C. since June, 2003. Mr. Thomas specializes in reverse takeovers, mergers and acquisitions, and general corporate law for a variety of small public and private companies in the United States, United Kingdom, and Germany. Since May 2006, he has also been the director of the microcap division for small public company listings for MCC Global NV (FSE: IFQ2), an international financial services and investment conglomerate based in London and traded on the Geregeltermarkt of the Frankfurt Stock Exchange. Mr. Thomas is the Chief Executive Officer and Chairman of Sports Nuts, Inc., a sports management company traded on the OTCBB. Mr. Thomas received a J.D. degree from Texas Tech University School of Law and a B.A. degree in History from the University of Utah. Mr. Thomas has been licensed to practice law in Texas since 1999 and licensed to practice law in Utah since 2002.

Executive Officers

     The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Robert K. Bench	59	President, Chief Executive Officer and Director
Gary L. Cook	50	Chief Financial Officer and Secretary
Adam V. Edwards	35	President, Commission River
M. Todd Esplin	39	Executive Vice President
Patrick K. Oborn	35	Vice President, Marketing, Commission River

     Robert K. Bench. See “Directors” above.

     Gary L. Cook. Mr. Cook has been our Chief Financial Officer and Treasurer since March 2003. Mr. Cook served as our Acting President and Acting Chief Executive Officer from October 2005 until October 2007, as one of our directors from June 2003 to December 2007 and as our Corporate Secretary from April 2004 to March 2008. From June 2002 to March 2003, Mr. Cook was an independent financial consultant. From February 1998 to June 2002, Mr. Cook was the Secretary and Treasurer of eVision International, Inc., a company with interests in financing, venture capital, software development and sales and securities, and was Chief Financial Officer of eVision International, Inc. from September 1998 to June 2002. Prior to that time,, Mr. Cook was the principal of a small business venture in which he had majority ownership, and an auditor with KPMG, LLP. Since February 2008, Mr. Cook has engaged as our Chief Financial Officer on a month to month basis and intends to resign his positions as our Chief Financial Officer and Treasurer in the near future. Mr. Cook graduated from Brigham Young University with a bachelors degree in Accounting.

     Adam V. Edwards. Mr. Edwards has served as the President of Commission River since December 2007. He was a co-founder of Commission River, Inc. and has served as its President since July, 2005. He was a co-founder of Telarus and served as its President from May, 2002 through July, of 2005. Previously, from 2001 until 2002, he was the Vice President of Finance for Quest Manufacturing, Inc., a specialty manufacturing company, where he led the acquisition of a new operating unit in 2001 and helped structure the unit for financing in 2002. From 1999 through 2001, Mr. Edwards served as the Vice President of Finance for Silicon Film Technologies, Inc., a digital imaging company, where he prepared the company for its successful financing in 2000 in which the company raised $6 million. Mr. Edwards was also an auditor at KPMG LLP, where his experience ranged from auditing small private companies to working on SEC filings for large international public companies. Mr. Edwards was also involved in KPMG LLP’s Korean Practice and Structured Finance Division. Mr. Edwards holds a B.S. degree in Accounting from Brigham Young University and is a CPA.

     M. Todd Esplin. Mr. Esplin is a marketing and strategic planning executive who has served as our Executive Vice President since December 2007. He has experience in identifying and engaging market opportunities that drive revenue growth through strategic partnerships and new sales channels. Mr. Esplin was a co-founder and he served as a managing member of BayHill Group from 2004 until 2007 and a member of BayHill Capital, LC from December 2005 to July 2008. During his service with BayHill Group he helped define, analyze, and execute growth strategies for small public companies. Prior to founding BayHill Group, Mr. Esplin founded and was a partner in 1.0 & Company, a management consulting firm, from 2000-2004. At 1.0 & Company, Mr. Esplin worked with clients such as Intercontinental Hotels Group, SCO, NextPage, Franklin Covey, and Innodata-Isogen. . One of his assignments was with THINKSubscription (formerly Sandlot Corporation) where he served as VP of Business Development. Mr. Esplin has served in various positions for several companies including VP of Business Development at Arkona, Inc., a software company, Channel Sales Manager at the Baan Company, which was an enterprise resource planning software company, Product Distribution Manager at Corel Corporation, a software company, and an analyst at Novations Group, which was a management consulting firm. Mr. Esplin has assisted companies in developing and managing relationships with investment groups. He has also executed contracts with over many technology and industry partners. He has developed acquisition strategies and funnels, filled sales pipelines through external partnerships, lead turn-around and business integration projects, and helped re-position both products and businesses in new markets. Mr. Esplin has co-founded and is a personal investor in several start-up companies in the software and professional services industries. He holds an MBA from George Mason University's School of Management and a bachelor's degree in English from Brigham Young University.

     Patrick K. Oborn. Mr. Oborn has served as its Vice President, Marketing, of Commission River since December 2007. He was a co-founder of Commission River, Inc. and served as its Vice President of Marketing since July, 2005. He was a co-founder of Telarus and has, since May, 2002, served as its Vice President. In his position with Commission River he is responsible for web design, Internet marketing strategy, search engine optimization, affiliate web marketing tools, and training. Previously, Mr. Oborn was a web designer at Cognigen Networks, Inc. our predecessor, from 1999 to 2002, where he helped develop and deploy over 50 online affiliate marketing web sites that were used by over 225,000 sales affiliates worldwide. During his service as a web designer, Mr. Oborn developed BottomLine™ long distance bill comparison technology, featured in the Wall Street Journal and USA Today. Mr. Oborn graduated with Honors from Brigham Young University in 1997, with a Masters degree in Electrical and Computer Engineering and a minor in Spanish Literature.

Corporate Governance

     Our Board of Directors has standing Audit and Compensation Committees. To date, our Board of Directors has not established a Nominating or Governance Committee, in part because our Board of Directors believes that, at this stage of our development, all of our directors should be actively involved in the matters which would be addressed by such a committee. We may, in the future, establish a Nominating or Governance Committee. We believe each of the directors serving on our Audit and Compensation Committees is an independent director pursuant to NASD Rule 4200(a)(15) and that each of the directors serving on the Compensation Committee is an “independent director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. In evaluating the independence of James U. Jensen, the Chairman of our Board of Directors, and a member of our Compensation Committee, our Board of Directors reviewed and considered the relationship between Clearwater Governance LLC, a limited liability company of which Mr. Jensen is a principal (“ClearWater”), a firm that provides administrative and corporate governance support to small publicly-traded companies, including BHCC. Based upon its review, our Board of Directors (with Mr. Jensen abstaining) concluded that the compensation we paid to ClearWater was fair and reasonable and priced competitively and that the services ClearWater provides to us are in the best interests of BHCC and our shareholders. Our Board of Directors concluded that the compensation we paid to ClearWater is substantially below the amount specified in regulations that would make Mr. Jensen a “non-independent” director and unanimously determined (with Mr. Jensen abstaining) that Mr. Jensen is an independent director.

     During the fiscal year ended June 30, 2008, our Board of Directors held 11 meetings. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of any committee on which he served. It is our policy that our directors should attend annual meetings of our shareholders. All of our current directors attended our annual meeting of shareholders held on December 10, 2007.

     Audit Committee. John D. Thomas and Roy D. Banks serve as members of the Audit Committee, with Mr. Thomas serving as Chair. Our Board of Directors has determined that Mr. Banks satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of our internal audit function and the independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.bayhillcapital.com. Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole. Our Audit Committee met three times during the fiscal year ended June 30, 2008.

     Compensation Committee. John M. Knab and James U. Jensen serve as members of the Compensation Committee of our Board of Directors, with Mr. Knab serving as Chair. The functions of our Compensation Committee are primarily to: (a) to oversee the discharge the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company’s website, www.bayhillcapital.com. The Compensation Committee met once during the fiscal year ending June 30, 2008.

     Director Nominations. Our Board of Directors will consider recommendations for director nominees by shareholders if the names of those nominees and relevant biographical information are submitted in writing to our Corporate Secretary in the manner described for shareholder nominations below under the heading “Proposals of Shareholders.” All director nominations, whether submitted by a shareholder or the Board of Directors, will be evaluated in the same manner.

Code of Ethics

     On May 12, 2008, our Board of Directors adopted a new Code of Business Conduct and Ethics (the “Code of Ethics”) to replace our previous Code of Business Conduct and Ethics. The Code of Ethics is designed to deter wrongdoing by our employees and to promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics is applicable to all of our employees, as well as employees of our subsidiaries, including our principal executive officer and principal financial officer. A copy of the Code of Ethics is being filed with SEC as Exhibit 14.1 to this report and is posted on the Company’s website, www.bayhillcapital.com.

Compliance with Section 16 of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act requires our officers and directors to file reports concerning their ownership of our common stock with the SEC and to furnish us with copies of such reports. Based solely upon our review of the reports required by Section 16 and amendments thereto furnished to us, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during the annual reporting period of June 30, 2007 through June 30, 2008, were filed with the SEC on a timely basis except as follows: (a) a Form 3 for M. Todd Esplin, our Executive Vice President, was due on December 20, 2007, but was filed on January 3, 2008, and a Form 4 for Mr. Esplin, reporting two transactions, was due on December 12, 2007, but was filed on January 3, 2008; (b) Forms 4 for each of John Knab, John Thomas and James Jensen, three of our directors, reporting one transaction each, were due on December 12, 2007 but were filed on December 13, 2007; (c) a Form 3 for Roy Banks, a director, was due on December 12, 2007 but was filed on April 4, 2008; and (d) Forms 3 for each of Robert K. Bench, our Chief Executive Officer and a director, BayHill Group, LC, a manager of BayHill Capital, LC, a beneficial owner of more than ten percent of our common stock, and BayHill Capital, LC were due on October 19, 2007 but were filed on November 9, 2007.

ITEM 10     Executive Compensation.

     The following table provides certain information pertaining to the compensation paid by us and our subsidiaries during our last two fiscal years for services rendered by any person who served as our Chief Executive Officer during any part of the fiscal year ended June 30, 2008 and the persons who were our most highly compensated executive officers at the end of the fiscal year ended June 30, 2008 and who received annual salary and bonus in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and	Year	Salary ($)	Bonus	Stock		Stock	Non –Equity	Nonqualified	All other	Total
Principal			($)	Awards		Options	Incentive Plan	Deferred	Compensation	($)
Position				($)		($)	Compensation	Compensation
							($)	Earnings
($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Robert K.
Bench (1)	2008	$18,000	-0-	$376,667	(4)	-0-(4)				$394,667

	2007	-0-	-0-	-0-		-0-(4)
Gary L. Cook
(2)	2008	$113,898	-0-	$38,398	(3)	-0-(3)				$152,296

	2007	$164,000	-0-	-0-		-0-(3)	-0-	-0	-0-	$164,000

(1)	Mr. Bench has served as our President and Chief Executive Officer since October 2007.

(2)

Mr. Cook has served as our Chief Financial Officer and Treasurer since March 2003. Mr. Cook was our Acting President and Acting Chief Executive Officer between September 2005 and October 2007, when he was replaced by Robert K. Bench as our President and Chief Executive Officer. Mr. Cook has worked as a contractor since February 1, 2008.

(3)

$28,398 of Mr. Cook’s compensation was converted to common stock subsequent to June 30, 2007 at $1.50 per share into 18,932 common shares. Mr. Cook was also awarded 5,000 shares of common stock as a transition bonus valued at $10,000.  There were no options granted to Mr. Cook during the years ended June 30, 2008 or 2007.

(4)

No stock options were granted to Mr. Bench during the years ended June 30, 2008 or 2007. However, Mr. Bench received 150,667 shares of common stock which contained various restrictions and a buy back option in our favor. At the time these shares were issued the market price for our common stock was $2.50 per share. We recorded the compensation to Mr. Bench at the then market price.

The following table provides information regarding outstanding equity awards at fiscal year end for the fiscal year ended June 30, 2008 to the individual named in the Summary Compensation Table:

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
Rights
That Have
Not Vested
($)
(#)

Gary
L.
Cook	2,667	1,333	-0-	5.00	6/15/11	-0-	-0-	-0-	-0-

     No options to purchase shares of our common stock were exercised by Mr. Cook during our fiscal years ended June 30, 2008 or June 30, 2007.

ITEM 11     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth, as of August 14, 2008, the number of shares of our common stock beneficially owned by each of our current directors, the number of shares of our common stock beneficially owned by each of our Named Executive Officers, the number of shares of our common stock beneficially owned by all of our executive officers and directors as a group, and the number of shares of our common stock owned by each person who owned of record, or was known to own beneficially, more than five percent of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of August 14, 2008, we had 1,959,428 shares of common stock outstanding:

	Name and Address of Beneficial	Amount and Nature of
Title of class	Owner	Beneficial Ownership (a)		Percent of Class

Common Stock	Robert K. Bench
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	353,790	(b)	18.1%
Common Stock	James U, Jensen
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	119,690	(c)	6.1%
Common Stock	Roy D. Banks
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	33,334		1.7%
Common Stock	John D. Thomas
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	36,094	(d)	1.8%
Common Stock	John M. Knab
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	33,334		1.7%
Common Stock	Gary L. Cook
	9800 Mount Pyramid Court, Ste 400
	Englewood, CO 80112	32,599	(e)	1.7%
Common Stock	Adam V. Edwards
	12401 South 450 East D-1
	Draper, Utah 84020	400,691	(f)	20.4%
Common Stock	M. Todd Esplin
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	81,933		4.2%
Common Stock	Patrick K. Oborn
	12401 South 450 East D-1
	Draper, Utah 84020	400,691	(g)	20.4%
Common Stock	All current executive officers and
	directors as a group (8 persons)	1,217,944		62.2%

(a)	Except as indicated below, each person has sole and voting and/or investment power over the shares listed.

(b)	Includes 203,123 shares owned by Vector Capital, LLC, all of which may be deemed to be beneficially owned by Robert K. Bench who is the managing member of Vector Capital LLC.

(c)	Includes 100 shares owned by Mr. Jensen’s wife and 62,730 shares owned by Amsterdam First LC , a limited liability company of which Mr. Jensen is the managing member.

(d)	Includes 2,760 shares owned by Acadia Group, Inc., with which Mr. Thomas is affiliated.

(e)	Includes 2,667 shares underlying presently exercisable options.

(f)	Includes 343,691 shares owned by Commission River, Inc. and 69,479 shares owned by Telarus, both of which are entities affiliated with Mr. Edwards.

(g)	Includes 343,679 shares owned by Commission River, Inc. and 69,479 shares owned by Telarus, both of which are entities affiliated with Mr. Oborn.

ITEM 12    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

     One of our former directors performed consulting services for us from June 15, 2007 through February 15, 2008 and was paid a total of $52,500 during this period of time.

   Payments to Telarus, Inc.

     During the year ended June 30, 2008, we accrued $79,303 for payments to Telarus for services performed by the employees of Telarus and expenses paid on our behalf. On March 31, 2008, upon the approval of our Board of Directors, Telarus converted $75,000 of the accrued amount into 60,000 shares of our common stock. We plan to continue using the services of Telarus employees on a limited basis for approximately the next twelve months. Services provided by Telarus include the performance of various accounting and software development projects which are limited in scope. Telarus bills us for such services on an hourly basis and such services are approved by one of our executive officers who is not affiliated with Telarus. We anticipate that the expense of services provided by Telarus will be less than $10,000 per month in the future.

   Accrued Liabilities

     Included in accrued liabilities are amounts due to two of our former directors for director fees in the amount of $22,600 and two of our executive officers for accrued consulting fees of $16,000.

   Subsequent Restricted Stock Issuances

     In July 2008, we issued 73,958 shares of restricted common stock for the settlement of $92,447 in liabilities all to related parties as follows:

	Settlement Amount	Shares
Companies associated with executive officers	$41,463	33,170
Directors and associated companies	$50,984	40,788

BayHill Capital, LC

     Beginning on June 15, 2007 and throughout the fiscal year ended June 30, 2008, BayHill Capital, LC extended to us a series of loans in the form of short-term and convertible notes. All of these notes, together with accrued interest, were converted into shares of our common stock during the fiscal year. The following table sets forth the information relating to each of these notes and the number of shares of our common stock issued upon their conversion:

Date of Note	Amount	Interest Rate	Date Converted	Shares Issued
June 15, 2007	$100,000	10%	October 17, 2007	80,000
June 28, 2007	$150,000	10%	October 17, 2007	120,000
September 26, 2007	$30,000	10%	March 31, 2008	18,750
November 5, 2007	$150,000	10%	March 31, 2008	93,750
December 5, 2007	$125,000	12%	March 31, 2008	100,000
December 27, 2007	$100,000	12%	March 31, 2008	80,000
January 24, 2008	$30,000	12%	March 31, 2008	24,000
February 15, 2008	$40,000	12%	March 31, 2008	32,000
March 6, 2008	$50,000	12%	March 31, 2008	40000
April 2, 2008	$40,000	12%	May 27, 2008	32,000
April 29, 2008	$50,000	12%	May 27, 2008	40,000
May 27, 2008	$30,000	12%	May 27, 2008	24,000
Accrued Interest	$26,223			19,430
Totals	$921,223			703,930

     Robert K. Bench, who became our President and Chief Executive Officer in October 2007 and a director in December 2007, and M. Todd Esplin, who became our Executive Vice President in December 2007, are managing members of BayHill Group, LC, which was the manager of BayHill Capital, LC. In July 2008, BayHill Capital, LC was dissolved and the shares of our common stock acquired by BayHill Capital, LC in the transactions described above were distributed to the 22 members of BayHill Capital, LC, including Messrs. Bench and Esplin. The shares of our common stock distributed to Messrs. Bench and Esplin by BayHill Capital, LC are reflected in the beneficial ownership table set forth in Item 11 of this report.

Vector Capital, LLC

     On April 7, 2008, Vector Capital LLC extended to us a short-term loan of $50,000 with interest at 12% per annum. This note, together with accrued interest of $500, was converted on June 27, 2008 into 40,400 shares of our common stock. Robert K. Bench, our President, Chief Executive Officer and a director is the managing member of Vector Capital LLC.

Subsequent Borrowings

     Subsequent to June 30, 2008, we obtained an advance of $100,000 in cash funds for use as working capital from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer. It is our intention that the full amount of the advance will be included as a portion of our next round of equity funding. Currently, we have not reached an agreement with the lender regarding the repayment or conversion of the advances

     See also Notes 6 and 8 to our Consolidated Financial Statements, “Stockholders’ Equity” and “Related Party Activity,” respectively, set forth in Item 7 of this report, for additional information regarding the transactions discussed in this Item 12.

ITEM 13     Exhibits

EXHIBIT NO	DESCRIPTION AND METHOD OF FILING

2.1	Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G. Lucas,
Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to Form 8-K filed on
June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to
Exhibit 3.2 to Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to
Exhibit 3.3 to Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 4, 2002).

3.6	Amended and Restated Articles of Incorporation of Cognigen Networks, Inc., dated April 23, 2008
(incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2008).

3.7	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).

3.8	Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to Form 8-K filed on
May 19, 2005).

3.9	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit
3.1 to Form 10-KSB filed on May 14, 2008).

10.1	Purchase Agreement among Cognigen Networks, Inc., Stanford Financial Group Company, Inc. and
Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to Form 8-K filed on
November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to Form 10-
QSB for the quarter ended March 31, 2001).

10.4	Stock Redemption Agreement dated November 30, 2001 between Cognigen Networks, Inc., the Anderson
Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits
A and B) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 20, 2001).

10.5	Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between Cognigen Networks,
Inc. and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended June 30, 2002).

10.6	Consultancy Engagement Agreement dated September 9, 2002, by and between Cognigen Networks, Inc.
and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the

Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to Form 10-KSB/A for the year ended June 30, 2003.)

10.7	Modified Supplemental Consulting Engagement letter dated March 4, 2003 between Cognigen Networks,
Inc. and Kevin Anderson (incorporated by reference to Form 10- KSB/A for the year ended June 30, 2003).

10.8	Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between
Cognigen Networks, Inc. and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to
Form 10-QSB for the Quarter ended December 31, 2003).

10.9	Amendment dated September 9, 2004, to Consulting Engagement Agreement between Cognigen Networks,
Inc. and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Form 10-KSB for the fiscal year ended June 30, 2004).
10.10	Accounts Receivable Purchase Agreement dated December 26, 2003, between Cognigen Networks, Inc.
and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to Form 10- KSB for the fiscal year ended June 30, 2004).

10.11	Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between Cognigen
Networks, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed on
December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to
Exhibit 10.1 to Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LC and Cognigen Networks, Inc.
(incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 25, 2005).

10.15	Agreement dated December 9, 2005, among Cognigen Networks, Inc., the Andersen Family Trust No. 1 and
Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group, LC Agreement dated November 22, 2005
(incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 15, 2006).

10.17	Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among Cognigen
Networks, Inc., the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 15, 2006).

10.18	Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among Cognigen Networks,
Inc., the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19	Common Stock Purchase Agreement, dated July 7, 2006, among Cognigen Networks, Inc., Anza Borrego
Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 17, 2006).

10.20	Termination Agreement, dated September 8, 2006, between Cognigen Networks, Inc. and Custom
Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 11,
2006).

10.21	Settlement Agreement and Mutual Release, dated September 8, 2006, between Cognigen Networks, Inc.
and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to Form 8-K filed on
September 11, 2006).

10.22	Loan and Security Agreement Number 1601, between Cognigen Networks, Inc. and VenCore Solutions,
LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit
10.22 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006)

10.23	Asset Purchase Agreement dated October 13, 2006, between Cognigen Networks, Inc. and Acceris
Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006)

10.24	Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between Cognigen
Networks, Inc., the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.24 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006).

10.25	Secured Subordinated Promissory Note for $100,000 dated June 15, 2007, between Cognigen Networks,
Inc. and BayHill Capital, LC, including Security Agreement (incorporated by reference to Exhibit 10.25 to
Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.26	Secured Subordinated Promissory Note for $150,000 dated June 28, 2007, between Cognigen Networks,
Inc. and BayHill Capital, LC, including First Amendment to Security Agreement (incorporated by reference to Exhibit 10.26 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.27	Secured Subordinated Promissory Note for $30,000 dated June 15, 2007, between Cognigen Networks, Inc.
and BayHill Capital, LC, including Second Amendment to Security Agreement (incorporated by reference to Exhibit 10.27 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.28	Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems,
Inc. by Carl Silva and Anza Borrego Partners, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-
KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.29	Amended and Restated Loan and Security Agreement between Cognigen Networks, Inc. and Silicon Valley
Bank, dated April 23, 2007 (incorporated by reference to Exhibit 10.4 of Form 8-K filed October 23, 2007).

10.30	Secured Subordinated Promissory Note for $150,000, dated November 5, 2007, between Cognigen
Networks, Inc. and BayHill Capital, LC, including Third Amendment to Security Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8, 2007).

10.31	Asset Purchase and Reorganization Agreement, dated November 30, 2007, between Cognigen Networks,
Inc. and Commission River (incorporated by reference to Exhibit 10.29 of Form 8-K filed February 14,
2008).

10.32	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Adam Edwards
(incorporated by reference to Exhibit 10.30 of Form 8-K filed February 14, 2008).

10.33	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Patrick Oborn
(incorporated by reference to Exhibit 10.31 of Form 8-K filed February 14, 2008).

10.34	Cognigen Networks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 30, 2008).

14.1	Code of Business Conduct and Ethics, adopted May 12, 2008*

21	Subsidiaries*

31.1	Certification of Chief Executive Officer.*

31.2	Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer.*

32.2	Certification of Chief Financial Officer.*

*Filed herewith

ITEM 14     Principal Accountant Fees and Services.

     For the fiscal years ended June 30, 2008 and 2007, we were billed fees in the following amounts for services by Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), our independent registered public accounting firm.

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2008	June 30, 2007
Audit fees (including fees for review of quarterly 10QSBs)	$71,000	$66,500
Audit-related fees	$3,000	$0
Tax fees	$8,500	$6,500
All other fees	$6,700	$0

     Audit fees consist of EKS&H’s fees for services related to their audits of our annual financial statements, including management’s assessment, their review of financial statements included in our quarterly reports on Form 10-QSB, EKS&H’s review of SEC-filed registration statements and issuance of consents, and comfort letters. Audit-related fees consist primarily of fees rendered for services in connection with employee benefit plan audits and consultation regarding financial accounting and reporting standards. Tax fees consist of fees rendered for services on tax compliance matters, including tax return preparation, claims for refund and assistance with tax audits of previously filed tax returns, tax consulting and advisory services consisting primarily of tax advice rendered by EKS&H in connection with the formulation of our tax strategy and assistance in minimizing custom, duty and import taxes. Audit fees related to the annual financial statements were $30,000 and $36,000, respectively, for the years ended June 30, 2008 and June 30, 2007. Additionally, for the years ended June 30, 2008 and 2007 respectively, audit fees included $28,500 and $30,500 related to reviews of Forms 10-QSB and $12,500 and $0, respectively, related to the audit of Commission River’ financial statements. Tax compliance and preparation fees were $8,500 and $6,500 respectively, for the years ended June 30, 2008 and 2007. Assistance provided related to research, SEC comment letters and other miscellaneous items were $6,700 and $0, respectively, for the years ended June 30, 2008 and 2007.

     All audit, audit-related, tax, and any other services performed for us by our independent registered public accounting firm are subject to pre-approval by the Audit Committee of our Board of Directors and were pre-approved by the Audit Committee prior to such services being rendered. Our Audit Committee determined that the services provided by, and fees paid to, EKS&H were compatible with maintaining the independent registered public accounting firm’s independence.

     Shareholder ratification of the selection of EKS&H as our independent registered public accounting firm is not required by our Bylaws or otherwise. However, the Audit Committee intends to submit the selection of EKS&H to our shareholders for ratification at our upcoming annual meeting of shareholders as a matter of good corporate governance. If our shareholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time if the Audit Committee determines that such a change would be in the best interests of BHCC and our shareholders.

AUDIT COMMITTEE REPORT (1)

     The Audit Committee of our Board of Directors has reviewed and discussed with management our audited consolidated financial statements as of and for the year ended June 30, 2008.

     The Audit Committee discussed with EKS&H, our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee has received, reviewed, and discussed with EKS&H the written disclosures and the letter from them required by Independence Standards Board Statement No. 1 and discussed with EKS&H their independence.

     Based upon these reviews and discussions, the Audit Committee has recommended to our Board of Directors, and our Board of Directors has approved, that our audited financial statements be included in this report.

The Audit Committee

John Thomas, Chairman
Roy Banks

___________________________

(1)

This Report of the Audit Committee does not constitute soliciting material and shall not be deemed to be “filed” with the Securities and Exchange Commission or deemed to be incorporated by reference in previous or future documents filed by BHCC with the Securities and Exchange Commission under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent BHCC specifically incorporates this Report by reference in any such document.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYHILL CAPITAL CORPORATION

Date: September 10, 2008	By:	/s/ ROBERT K. BENCH
Robert K. Bench
Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2008	By:	/s/ GARY F. COOK
Gary F. Cook
Chief Financial Officer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/S/ ROY D. BANKS	Director	September 9, 2008
Roy D. Banks

/S/ ROBERT K. BENCH	Director	September 10, 2008
Robert K. Bench

/S/ JAMES U. JENSEN	Director	September 10, 2008
James U. Jensen

/S/ JOHN M. KNAB	Director	September 9, 2008
John M. Knab

/S/ JOHN D. THOMAS	Director	September 10, 2008
John D. Thomas

EXHIBIT INDEX

EXHIBIT NO	DESCRIPTION AND METHOD OF FILING

2.1	Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G. Lucas,
Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to Form 8-K filed on
June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to
Exhibit 3.2 to Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to
Exhibit 3.3 to Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 4, 2002).

3.6	Amended and Restated Articles of Incorporation of Cognigen Networks, Inc., dated April 23, 2008
(incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2008).

3.7	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).

3.8	Bylaws as amended through May 17, 2005, (incorporated by reference to Exhibit 3.2 to Form 8-K filed on
May 19, 2005).

3.9	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit
3.1 to Form 10-KSB filed on May 14, 2008).

10.1	Purchase Agreement among Cognigen Networks, Inc., Stanford Financial Group Company, Inc. and
Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to Form 8-K filed on
November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to Form 10-
QSB for the quarter ended March 31, 2001).

10.4	Stock Redemption Agreement dated November 30, 2001 between Cognigen Networks, Inc., the Anderson
Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits
A and B) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 20, 2001).

10.5	Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between Cognigen Networks,
Inc. and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended June 30, 2002).

10.6	Consultancy Engagement Agreement dated September 9, 2002, by and between Cognigen Networks, Inc.
and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the
Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to Form 10-KSB/A for the year ended June 30, 2003.)

10.7	Modified Supplemental Consulting Engagement letter dated March 4, 2003 between Cognigen Networks,
Inc. and Kevin Anderson (incorporated by reference to Form 10- KSB/A for the year ended June 30, 2003).

10.8	Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between
Cognigen Networks, Inc. and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to
Form 10-QSB for the Quarter ended December 31, 2003).

10.9	Amendment dated September 9, 2004, to Consulting Engagement Agreement between Cognigen Networks,
Inc. and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Form 10-KSB for the fiscal year ended June 30, 2004).

10.10	Accounts Receivable Purchase Agreement dated December 26, 2003, between Cognigen Networks, Inc.
and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to Form 10- KSB for the fiscal year ended June 30, 2004).

10.11	Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between Cognigen
Networks, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed on
December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to
Exhibit 10.1 to Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LC and Cognigen Networks, Inc.
(incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 25, 2005).

10.15	Agreement dated December 9, 2005, among Cognigen Networks, Inc., the Andersen Family Trust No. 1 and
Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group, LC Agreement dated November 22, 2005
(incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 15, 2006).

10.17	Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among Cognigen
Networks, Inc., the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 15, 2006).

10.18	Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among Cognigen Networks,
Inc., the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19	Common Stock Purchase Agreement, dated July 7, 2006, among Cognigen Networks, Inc., Anza Borrego
Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 17, 2006).

10.20	Termination Agreement, dated September 8, 2006, between Cognigen Networks, Inc. and Custom
Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 11,
2006).

10.21	Settlement Agreement and Mutual Release, dated September 8, 2006, between Cognigen Networks, Inc.

and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to Form 8-K filed on
September 11, 2006).

10.22	Loan and Security Agreement Number 1601, between Cognigen Networks, Inc. and VenCore Solutions,
LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit
10.22 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006)

10.23	Asset Purchase Agreement dated October 13, 2006, between Cognigen Networks, Inc. and Acceris
Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006)

10.24	Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between Cognigen
Networks, Inc., the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.24 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006).

10.25	Secured Subordinated Promissory Note for $100,000 dated June 15, 2007, between Cognigen Networks,
Inc. and BayHill Capital, LC, including Security Agreement (incorporated by reference to Exhibit 10.25 to
Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.26	Secured Subordinated Promissory Note for $150,000 dated June 28, 2007, between Cognigen Networks,
Inc. and BayHill Capital, LC, including First Amendment to Security Agreement (incorporated by reference to Exhibit 10.26 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.27	Secured Subordinated Promissory Note for $30,000 dated June 15, 2007, between Cognigen Networks, Inc.
and BayHill Capital, LC, including Second Amendment to Security Agreement (incorporated by reference to Exhibit 10.27 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.28	Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems,
Inc. by Carl Silva and Anza Borrego Partners, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-
KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.29	Amended and Restated Loan and Security Agreement between Cognigen Networks, Inc. and Silicon Valley
Bank, dated April 23, 2007 (incorporated by reference to Exhibit 10.4 of Form 8-K filed October 23, 2007).

10.30	Secured Subordinated Promissory Note for $150,000, dated November 5, 2007, between Cognigen
Networks, Inc. and BayHill Capital, LC, including Third Amendment to Security Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8, 2007).

10.31	Asset Purchase and Reorganization Agreement, dated November 30, 2007, between Cognigen Networks,
Inc. and Commission River (incorporated by reference to Exhibit 10.29 of Form 8-K filed February 14,
2008).

10.32	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Adam Edwards
(incorporated by reference to Exhibit 10.30 of Form 8-K filed February 14, 2008).

10.33	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Patrick Oborn
(incorporated by reference to Exhibit 10.31 of Form 8-K filed February 14, 2008).

10.34	Cognigen Networks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 30, 2008).

14.1	Code of Business Conduct and Ethics, adopted May 12, 2008*

21	Subsidiaries*

31.1	Certification of Chief Executive Officer.*

31.2	Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer.*

32.2	Certification of Chief Financial Officer.*

*Filed herewith