Form 10-Q
period 2008-09-30
BAYHILL CAPITAL CORP
filed 2008-11-12
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to _____

Commission File Number 0-11730

BayHill Capital Corporation
(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10757 S. Riverfront Pkwy, Suite 125
South Jordan, Utah 84095
(Address of Principal Executive Offices)

801-816-2529
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10 , 2008

Common Stock, $0.0001 par value	1,959,428

Part I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions	Page 5
Notes to Unaudited Consolidated Financial Statements	Page 6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 12
Item 4. Controls and Procedures	Page 12
Part II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 13
Item 6. Exhibits	Page 13
Signature	Page 14

BAYHILL CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

September 30,	June 30,
2008	2008
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$75,275	$-
Marketing commissions receivable, net	392,985	437,752
Other current assets	3,600	7,200
Total current assets	471,860	444,952

Non-current assets
Intangible assets, net	577,780	644,446
Deposits and other assets	-	8,807
Total non-current assets	577,780	653,253

Total assets	$1,049,640	$1,098,205

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$234,864	$517,693
Accrued liabilities	136,248	80,949
Commissions payable	652,857	531,595
Financing arrangements	263,424	171,614
Net current liabilities of discontinued operations	38,883	38,883
Total current liabilities	1,326,276	1,340,734

Total liabilities	1,326,276	1,340,734

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.0001 par value, 400,000 shares authorized, no shares are issued and outstanding	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized; 1,959,428 issued and outstanding as of September 30, 2008 and 1,885,470 shares issued and outstanding as of June 30, 2008	196	188
Additional paid-in capital	16,188,709	16,082,635
Accumulated deficit	(16,465,541)	(16,325,352)
Total stockholders’ deficit	(276,636)	(242,529)
Total liabilities and stockholders’ deficit	$1,049,640	$1,098,205

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenue - marketing commissions	$706,304	$1,221,416

Operating expenses:
Marketing commissions	453,463	809,862
Selling, general and administrative	304,183	456,373
Depreciation and amortization	74,954	-
Total operating expenses	832,600	1,266,235

Loss from continuing operations	(126,296)	(44,819)
Interest expense	(13,893)	(212,449)

Loss from continuing operations before income taxes	(140,189)	(257,268)

Income taxes	-	-
Loss from continuing operations	(140,189)	(257,268)

Loss from discontinued operations	-	(77,327)

Net loss	(140,189)	(334,595)

Preferred dividends	-	(10,000)

Loss attributable to
common stockholders	$(140,189)	$(344,595)

Loss per common share-basic and diluted:
Continuing operations	$(.10)	$(1.25)
Discontinued operations	-	(.37)
	$(.10)	$(1.62)
Weighted average number of common shares outstanding: Basic and Diluted	1,394,964	206,388

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(140,189)	$(334,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74,954	45,874
Bad debt expense	-	128,000
Amortization of note discount included in interest expense	2,123	155,191
Issuance of stock as compensation	-	8,658
Changes in assets and liabilities:
Marketing commissions receivable	44,767	32,796
Other assets	4,119	3,640
Accounts payable	(189,807)	204,125
Accrued liabilities	55,299	(26,315)
Commissions payable	121,262	(123,912)
Other liabilities	-	(851)
	112,717	427,206
Net cash (used in) provided by continuing operations	(27,472)	92,611
Net cash provided by discontinued operations	-	12,492
Net cash (used in) provided by operating activities	(27,472)	105,103

Cash flows from investing activities
Sale of Cognigen Business Systems, Inc.	-	(14,458)
Decrease in other assets	-	(588)
Net cash used in investing activities	-	(15,046)
Net cash used in investing activities	-	(15,046)

Cash flows from financing activities
Proceeds from notes payable	102,747	30,000
Payments towards notes payable	-	(120,057)
Net cash provided by (used in) financing activities	102,747	(90,057)

Net increase in cash and cash equivalents	75,275	-

Cash and cash equivalents-beginning of period	-	-

Cash and cash equivalents-end of period	$75,275	$-

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the three months ended September 30, 2008 and 2007 were $7,265 and $57,258, respectively.

During the three months ended September 30, 2008, we issued the following restricted shares of our common stock for those reasons and values identified below:

	Shares	Value
Settlement of accounts payable	35,930	$46,485
Directors fees payable	38,028	$46,534

The values we recorded for the settlement of accounts payable and director fees payable were at prices ranging from $1.20 per share to $1.30 per share based on negotiated settlements.  The closing market price of our common stock on the date our Board of Directors approved the issuances was $1.25 per share.  The differences between the market price of our common stock and negotiated settlements, on the date of issuance, was approved by the Board of Directors and does not materially impact the financial statements.

During the three month period ended September 30, 2008, we recorded a beneficial conversion feature of $13,058 on a convertible promissory note.  As of September 30, 2008, $2,123 of the beneficial conversion feature was accreted to interest expense.

In September 2007, we repurchased 24,921 shares of our common stock as partial consideration for the sale of 100% of the equity interests of our subsidiary, Cognigen Business Systems, Inc.  Immediately following our repurchase of these common shares, we cancelled such shares, which we deemed to have a net value of $42,984.

During the three months ended September 30, 2007, we issued 1,154 shares of our common stock valued at $8,658 as consideration for certain accounts payables.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

BayHill Capital Corporation (“we,” “us” or “BHCC”, formerly Cognigen Networks, Inc.), was incorporated in May 1983 in the State of Colorado.  Through our wholly-owned subsidiary, Commission River Corporation (“Commission River”), we market and sell services and products through commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services.  Historically, we have generated revenues in two ways:

First, we have generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom we sell products and services via contractual agreements. Generally, we enter into contractual agreements with these vendors, who pay commissions based on the volume of products and services sold by independent sales agents.  We then pay a portion of those commission revenues to the independent sales agents responsible for making the sales upon which the commissions were based. A significant portion of our commission revenues is attributable to the sale of domestic long distance services and commercial telecommunications services; however, we also generate commission revenues from the sale of wireless communications, residential broadband services, Voice over Internet (“VoIP”) services and prepaid calling cards/PINs.

        Second, we have, at times, also generated revenues from sales of proprietary products and services. Generally, we have acquired or developed these proprietary products and services with the intention of marketing such products and services through independent agent networks. These products and services have included long distance telecommunication services, online shopping websites and broadband voice, data, video and management communication and control support services. Most of these products have been sold by independent agents, and we have generally paid commissions to independent agents based on the dollar volume of products sold.  Currently we do not offer any proprietary products or services.  We regularly look for opportunities to acquire or develop proprietary products or services.  If we identify any proprietary products or services which we believe we could market profitably, we may offer proprietary products or services in the future.

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of our wholly owned subsidiary, Commission River Corporation, and our former subsidiaries, LowestCostMall.com (“LCM”), Cognigen Business Systems, Inc. (“CBSi”),  and Intandem Communications Corp. (“Intandem”).  For purposes of the accompanying financial statements, we have treated these former subsidiaries as discontinued operations (see Note 3).  All intercompany accounts and transactions have been eliminated in consolidation.

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the three months ended September 30, 2008 and 2007, respectively, (b) the unaudited and audited consolidated balance sheets as of September 30, 2008 and June 30, 2009, respectively, and (c) the unaudited consolidated statements of cash flows for the three months ended September 30, 2008 and 2007, respectively, in order to make such financial statements not misleading.

We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2008, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results for the three months ended September 30, 2008 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2009.

Note 3 – Discontinued Operations

LowestCostMall

In July 2006, we discontinued our operations conducted by LCM.

Cognigen Business Systems, Inc.

In September 2007, we repurchased 24,921 of our common shares as partial consideration for the sale of 100% of the equity interests of our subsidiary CBSi.  Immediately following the repurchase of these common shares, we cancelled such shares, which we deemed to have a net value of $42,984.

Sale of Proprietary Telecommunications Accounts

On October 13, 2006, we agreed to sell our interest in the majority of our telecommunications “one plus” accounts for which we recorded telecommunications revenue through sales of proprietary products and services.

        The following is financial information as of September 30, 2008 relative to the discontinued operations described above.

Accrued liabilities	$(38,883)
Net current liabilities	$(38,883)

		Three Months Ended September 2008	Three Months Ended September 2007

Total revenue		$-	$15,233
Operating expenses		-	92,560
Loss from operations		-	(77,327)
Income taxes		-	-
Net loss		$-	$(77,327)

Note 4 – Management’s Plan

Cash flows generated from operations and cash advances were sufficient to meet our working capital requirements for the three months ended September 30, 2008, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities.  We incurred $140,189 in losses from continuing operations and used $27,472 in operations for the three months ended September 30, 2008.  Net cash flows generated from our financing activities for the three months ended September 30, 2008 were $102,747, primarily due to $100,000 of proceeds from cash advances provided by an affiliate of our Chief Executive Officer, and which we believe will be converted to equity in connection with a future round of financing.  These conditions raise substantial doubt about our ability to continue as a going concern.

We intend to move forward with our plans and activities in an effort to secure additional equity financing and enhance and expand our affiliate marketing business along with expansion into other related areas of interest.

In order to continue as a going concern, we plan to obtain additional debt or equity financing, increase revenues, and increase cash flows from operations.  There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to reduce our operating costs and expenses, that we will be able to increase our revenues, or that cash flows from operations will produce adequate cash flow to enable us to meet all our future obligations or to be able to expand.  If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Note 5 – Financing Arrangements

The following consists of our financing arrangements as of September 30, 2008:

Secured Term Loan with VenCore	80,879
Convertible Term Loan with VenCore net of discount and interest	74,040
Cash Advance from Little Hollow Farms, Inc. including accrued interest	104,505
Note Payable to Cardelco	4,000
$263,424

Secured Term Loan and Convertible Term Loan with VenCore Solutions, Inc.

On October 10, 2006, we entered into an agreement with VenCore Solutions, Inc. (“VenCore”) to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which included interest at 16.7% per annum.  The loan was fully amortizable over 36 months.  The loan documents contained certain covenants, which included the requirement of VenCore’s approval of the disposition of any of our material assets, a prohibition against our incurrence of additional liens on our assets or the change of creditors.  As part of our agreement with VenCore, we issued to VenCore warrants to purchase 1,500 shares of our common stock valued at an aggregate of $5,093.  The warrants have an exercise price of $6.00 per share and are exercisable for up to seven years from the date of grant.  We granted VenCore a lien on substantially all of our assets.  We also paid to VenCore commitment and documentation fees of $5,500.  These fees were amortized over three years as an adjustment to interest expense.  As of June 30, 2008, the remaining principal and accrued interest balance was $166,614.  In July 2008 we entered in to a “Payment Restructure Agreement” with VenCore whereby VenCore converted $83,500 of the term loan into an unsecured 12% convertible note due September 30, 2009, which is convertible, at the option of VenCore, into no more than 66,800 shares of our common stock.  The interest on this convertible note is payable at our option in shares of our common stock priced at $1.25 per share.  In addition, VenCore was granted a two-year warrant to purchase 20,875 shares of our common stock at an exercise price of $2.00 per share. The remaining original note balance of $83,321, along with interest at 16.7% per annum, is to be paid in monthly payments of an amount equal to the greater of $5,000 per month or 10% of any debt or equity funding we receive in any given month. We paid VenCore $1,000 for documentation fees in relation to the Payment Restructure Agreement, which was expensed. Based on a calculation using the Black Scholes Model, the conversion feature within this convertible promissory note and warrants resulted in us recording a beneficial conversion feature of $13,058 and an increase to debt discount, which will be accreted to interest expense over the term of the note.  Accretion to interest expense for the three-month period ended September 30, 2008 was $2,123.  The remaining balance of the beneficial conversion feature at September 30, 2008 was $10,935.

The following assumptions were used in computing the face value of the warrants granted during the three months ended September 30, 2008:

Approximate risk-free rate	2.11%
Expected dividend yield	0.00%
Expected Volatility	107.00%
Expected life in years	1.0

Cash Advance from Little Hollow Farms, Inc.

During the three months ended September 30, 2008, we obtained an advance of $100,000 in cash funds for use as working capital from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer.  We are accruing interest on this advance at the rate of 12% per annum.  It is our intention that the full amount of the advance will be included as a portion of our next round of funding.  Currently, we have not reached an agreement with the lender regarding the repayment or conversion of the advance.  The outstanding balance of the advance, including accrued interest, at September 30, 2008 was $104,505.

Note Payable to Cardelco

On December 31, 2007, Cardelco, LLC (“Cardelco”) entered into a short-term promissory note with us in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid.  This promissory note did not bear interest unless default occurred, at which time interest would accrue at the rate of 10% per annum.   This note was part of a lease termination agreement between the Company and Cardelco relating to a lease for office space in San Diego, California.  The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 in the form of a short-term promissory note. The unpaid balance on this note at September 30, 2008 was $4,000. Although we may be in technical default under the note, Cardelco had not given us written notice of default as of September 30, 2008.

Note 6 - Stockholders' Equity

Special Meeting of the Stockholders

On March 31, 2008, we conducted a special meeting of stockholders at which the stockholders of the Company approved a series of proposals previously approved by our Board of Directors.  These proposals consisted of (i) a proposal to amend the Articles of Incorporation of the Company to effect a reverse split of the outstanding shares of our common stock pursuant to which each 50 shares of our pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of our post-split common stock, (ii) a proposal to amend the Articles of Incorporation to reduce the number of authorized shares of our common stock from 300,000,000 shares, $0.001 par value per share, to 100,000,000 shares, $0.0001 par value per share, and the number of authorized shares of our preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $0.0001 par value per share, (iii) a proposal to amend the Articles of Incorporation to change the name of the Company to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the re-incorporation of the Company, (iv) a proposal to re-incorporate the Company under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

Effective April 23, 2008, our management completed the actions necessary to effect the name change, reverse stock split, Delaware re-incorporation and reduction in the number of authorized shares of common and preferred stock.  Our common stock began trading on April 23, 2008 on a post-split basis under the symbol "BYHL."

Preferred Stock

As of September 30, 2008 we had authorized 400,000 shares of Preferred Stock.  There are currently no shares of Preferred Stock outstanding.

Common Stock

During the three months ended September 2008, we issued the following restricted common shares for the reasons and values identified below:

	Shares	Value
Settlement of accounts payable	35,930	$46,485
Directors fees payable	38,028	$46,534

The values we recorded for the settlement of accounts payable and directors fees payable were at prices ranging from $1.20 per share to $1.30 per share based on negotiated settlements.  The closing market price of our common stock on the date our Board of Directors approved the issuances was $1.25 per share.  The difference between the market price of our common stock and negotiated settlements, on the date of issuance, was approved by the Board of Directors and does not materially impact the financial statements.

Stock Options

We did not grant any stock options during the three months ended September 30, 2008.   As of September 30, 2008 there were outstanding options to purchase 13,000 shares of our common stock.

Warrants

We granted warrants to purchase 20,875 shares of common stock at an exercise price of $2.00 per share during the three months ended September 30, 2008.  These warrants were issued in connection with the $83,500 convertible note to VenCore as stated in Note 5.  As of September 30, 2008 there were outstanding warrants to purchase 26,375 shares of our common stock.

Note 7 - Commitments and Contingencies

Operating Leases

        We were not obligated to pay any future minimum lease payments under any leases as of September 30, 2008.

Note 8 –  Related Party Activity

Payments to Telarus, Inc.

During the three months ended September 30, 2008, we accrued $3,865 for payments to Telarus, Inc. (“Telarus”) for services performed by the employees of Telarus on behalf of the Company and various expenses paid by Telarus on behalf of the Company.   We have included this amount in accounts payable at September 30, 2008. Telarus is owned by two executive officers of Commission River Corporation, our wholly-owned subsidiary.  We plan to continue using the services of Telarus employees on a limited basis for the next twelve months.  Services provided by Telarus include the performance of various accounting and software development projects which are limited in scope.  Services are billed to us on an hourly basis and are approved by an executive of the Company who is not affiliated with Telarus.  In addition, all charges and billings from Telarus are reviewed on a quarterly basis by the Board of Directors as part of their review of the quarterly financial statements. We anticipate that the expense of services provided by Telarus will be less than $5,000 per month in the future.

Cash Advance from Little Hollow Farms, Inc.

During the three months ended September 30, 2008, we obtained an advance of $100,000 in cash funds for use as working capital from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer.  We are accruing interest on this advance at the rate of 12% per annum.  It is our intention that the full amount of the advance will be included as a portion of our next round of funding.  Currently, we have not reached an agreement with the lender regarding the repayment or conversion of the advance.  The outstanding balance of the advance, including accrued interest, at September 30, 2008 was $104,505.

Stock Issuance for Payment of Liabilities

During the three months ended September 2008, we issued the following restricted common shares for the reasons and values identified below:

	Shares	Value
Commission River, Inc.* for services	33,170	$43,035
Acadia Group, Inc. * for services	2,760	$3,450
James U. Jensen for director fees	10,026	$12,533
John D. Thomas for director fees	9,334	$11,667
John M. Knab for director fees	9,334	$11,167
Roy C. Banks for director fees	9,334	$11,167

*Commission River, Inc. is a company that is affiliated with Patrick Oborn and Adam Edwards who are executives of Commission River Corporation, our wholly-owned subsidiary.  Acadia Group, Inc. is a company that is affiliated with John D. Thomas who is a director of the Company.

The values we recorded for the settlement of outstanding accounts payable and director fees payable were at prices ranging from $1.20 per share to $1.30 per share based on negotiated settlements.  The closing market price of our common stock on the date our Board of Directors approved the issuances was $1.25 per share.  The difference between the market price of our common stock and negotiated settlements, on the date of issuance, was approved by the Board of Directors and does not materially impact the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain of the information discussed herein, and in particular in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contains forward-looking statements that involve risks and uncertainties that might adversely affect our operating results in the future in a material way.  Such risks and uncertainties include, without limitation, our ability to implement, and obtain funding to carry out our business and growth strategy, the consequences of the corporate restructuring associated with the actions approved by our stockholders at a special meeting of stockholders held on March 31, 2008, the integration and operation of the assets we acquired from Commission River in November 2007 and our conduct of business based thereon, our possible inability to become or remain certified as a reseller in all jurisdictions in which we apply or are currently certified, the possibility that our proprietary customer base will not grow as management currently expects, our possible inability to obtain additional financing, the possible lack of producing agent growth, our possible lack of revenue growth, our possible inability to add new products and services that generate increased sales, our possible lack of cash flows, our possible loss of key personnel, the possibility of telecommunication rate changes and technological changes and the possibility of increased competition.  Many of these risks are beyond our control.

Overview

BayHill Capital Corporation (“we,” “us” or “BHCC,” formerly Cognigen Networks, Inc.), was incorporated in May 1983 in the State of Colorado.  On April 24, 2008 we became a Delaware corporation.  Through our wholly-owned subsidiary, Commission River Corporation (“Commission River”), we market and sell services and products through commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services.  Historically, we have generated revenues in two ways:

First, we have generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom we sell products and services via contractual agreements. Generally, we enter into contractual agreements with these vendors, who pay commissions based on the volume of products and services sold by independent sales agents.  We then pay a portion of those commission revenues to the independent sales agents responsible for making the sales upon which the commissions were based. A significant portion of our commission revenues is attributable to the sale of domestic long distance services and commercial telecommunications services; however, we also generate commission revenues from the sale of wireless communications, residential broadband services, Voice over Internet (“VoIP”) services and prepaid calling cards/PINs.

Second, we have, at times, also generated revenues from sales of proprietary products and services. Generally, we have acquired or developed these proprietary products and services with the intention of marketing such products and services through independent agent networks. These products and services have included long distance telecommunication services, online shopping websites and broadband voice, data, video and management communication and control support services. Most of these products have been sold by independent agents, and we have generally paid commissions to independent agents based on the dollar volume of products sold.  Currently we do not offer any proprietary products or services.  We regularly look for opportunities to acquire or develop proprietary products or services.  If we identify any proprietary products or services which we believe we could market profitably, we may offer proprietary products or services in the future.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total revenue for the three months ended September 30, 2008 was $706,304, compared to $1,221,416 for the comparable period of 2007. This represents a decrease of $515,112 from that of 2007, or 42%.  This decrease reflects decreases in sales of long distance products and cell phones, including unauthorized discontinuances of residual payments previously paid under commission contracts still in effect, and the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  We are pursuing collection from the few vendors that have unilaterally discontinued payments due under existing contracts

Marketing commission expense decreased from $809,862 for the three months ended September 30, 2007 to $453,463 for the three months ended September 30, 2008, a decrease of $356,399, or 44%.  This decrease correlates with the decrease in marketing commissions revenue explained above.

Selling, general and administrative expenses decreased $152,190, or 33% for the three months ended September

30, 2008 compared to the comparable period of 2007.  This decrease was attributable to the containment of expenses through our efforts to refocus on our core business and a decrease in bad debt expense.

Interest expense for the quarter ended September 30, 2008 of $13,893 was $198,556, or 93%, lower than the $212,449 we incurred during the comparable period of 2007.  The decrease was due primarily to the retirement and conversion of certain debt and lines of credit during the past year and the substantial decrease in the amortization of beneficial conversion feature from the comparable period in 2007.

Liquidity and Capital Resources

Cash flows generated from operations and cash received from advances from Little Hollow Farm, Inc. were sufficient to meet our working capital requirements for the three months ended September 30, 2008, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities.  We incurred $140,189 in losses from continuing operations and used $27,472 in operations during the three months ended September 30, 2008.  Net cash flows generated from financing activities for the three months ended September, 2008 were $102,747, primarily due to $100,000 advance from Little Hollow Farms, Inc.

On October 10, 2006, we entered into an agreement with VenCore Solutions, Inc. (“VenCore”) to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which included interest at 16.7% per annum.  The loan was fully amortizable over 36 months.  The loan documents contained certain covenants, which included the requirement of VenCore’s approval of the disposition of any of our material assets, a prohibition against our incurrence of additional liens on our assets or the change of creditors.  As part of our agreement with VenCore, we issued to VenCore warrants to purchase 1,500 shares of our common stock valued at an aggregate of $5,093.  The warrants have an exercise price of $6.00 per share and are exercisable for up to seven years from the date of grant.  We granted VenCore a lien on substantially all of our assets.  We also paid to VenCore commitment and documentation fees of $5,500.  These fees were amortized over three years as an adjustment to interest expense.  As of June 30, 2008, the remaining principal and accrued interest balance was $166,614.  In July 2008 we entered in to a “Payment Restructure Agreement” with VenCore whereby VenCore converted $83,500 of the term loan into an unsecured 12% convertible note due September 30, 2009.  The convertible note is convertible, at the option of VenCore, into no more than 66,800 shares of our common stock.  The interest on this convertible note is payable at our option in common stock priced at $1.25 per share.  In addition, VenCore was granted a two-year warrant to purchase 20,875 shares of our common stock at an exercise price of $2.00 per share. The remaining original note balance of $83,321, along with interest at 16.7% per annum, is to be paid in monthly payments of an amount equal to the greater of $5,000 per month or 10% of any debt or equity funding we receive in any given month. We paid VenCore $1,000 for documentation fees in relation to the Payment Restructure Agreement, which was expensed. Based on a calculation using the Black Scholes Model, the conversion feature within this convertible promissory note and warrants resulted in us recording a beneficial conversion feature of $13,058 and an increase to debt discount, which will be accreted to interest expense over the term of the note.

We intend to move forward with our plans and activities in an effort to secure additional equity financing and enhance and expand our affiliate marketing business along with expansion into other related areas of interest.

In order to continue as a going concern, we plan to obtain additional debt or equity financing, increase revenues, and increase cash flows from operations.  There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to reduce our operating costs and expenses, that we will be able to increase our revenues or that cash flows from operations will produce adequate cash flow to enable us to meet all our future obligations or to be able to expand our business.  If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required for a Small Reporting Company.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, performed an evaluation of our disclosure controls and procedures as of September 30, 2008.  Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the

Securities and Exchange Commission.  Our chief executive officer and chief financial officer have concluded that the controls and procedures were effective as of September 30, 2008 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, we issued the following restricted common shares for the reasons and values identified below:

	Share	Value
Commission River, Inc.* for services	33,170	$43,035
Acadia Group, Inc. * for services	2,760	$3,450
James U. Jensen for director fees	10,026	$12,533
John D. Thomas for director fees	9,334	$11,667
John M. Knab for director fees	9,334	$11,167
Roy C. Banks for director fees	9,334	$11,167

*Commission River, Inc. is a company that is affiliated with Patrick Oborn and Adam Edwards who are executives of Commission River.  Acadia Group, Inc. is a company that is affiliated with John D. Thomas who is a director of BHCC.

The values we recorded for the settlement of accounts payable and director fees payable were at prices ranging from $1.20 per share to $1.30 per share based on negotiated settlements.  The closing market price of our common stock on the date our Board of Directors approved the issuances was $1.25 per share.  The differences between the market price of our common stock and negotiated settlements, on the date of issuance, was approved by the Board of Directors and does not materially impact the financial statements.

We did not engage the services of an underwriter in connection with the issuance of any of the foregoing shares of common stock.

In agreeing to issue these shares, we relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  Each of the parties who accepted the shares of our common stock had full information concerning us and our operations and financial condition and took the shares for purposes other than distribution unless the shares or underlying shares are registered under the Securities Act.  The certificate evidencing the shares of common stock contained a legend restricting their transfer unless registered under the Securities Act, or unless there is an exemption available for their transfer.

Item 6.  Exhibits

Exhibit No.                                Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYHILL CAPITAL CORPORATION

By: /s/ Robert K. Bench	Date: November 12, 2008
Robert K. Bench
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.                                Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification Chief Financial Officer.