Form 10-Q
period 2008-12-31
BAYHILL CAPITAL CORP
filed 2009-01-30
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

      Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at January 30,2009

Common Stock, $0.0001 par value	1,959,428

Part 1. – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statements of Operations	Page 3
Unaudited Consolidated Statements of Cash Flows	Page 4
Supplimental disclosures of Cash Flow Information and Non-Cash Transactions	Page 5
Notes to Unaudited Consolidated Financial Statements	Page 6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 11
Item 3. Quantitative and Qualitative disclosures About Market Risk	Page 13
Item 4T. Controls and Procdures	Page 13
Part II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 14
Item 6. Exhibits	Page 14
Signature	Page 15

BAYHILL CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$113,025	$-
Marketing commissions receivable, net	406,005	437,752
Other current assets	-	7,200
Total current assets	519,030	444,952

Non-current assets
Intangible assets, net	511,114	644,446
Deposits and other assets	-	8,807
Total non-current assets	511,114	653,253

Total assets	$1,030,144	$1,098,205

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$306,936	$517,693
Accrued liabilities	113,800	80,949
Commissions payable	639,802	531,595
Financing arrangements	304,419	171,614
Net current liabilities of discontinued operations	38,883	38,883
Total current liabilities	1,403,840	1,340,734

Total liabilities	1,403,840	1,340,734

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.0001 par value, 400,000 shares authorized, no shares are issued and outstanding	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized; 1,959,428 issued and outstanding as of December 31, 2008 and 1,885,470 shares issued and outstanding as of June 30, 2008	196	188
Additional paid-in capital	16,188,709	16,082,635
Accumulated deficit	(16,562,601)	(16,325,352)
Total stockholders’ deficit	(373,696)	(242,529)
Total liabilities and stockholders’ deficit	$1,030,144	$1,098,205

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue - Marketing commissions	$791,244	$1,073,692	$1,497,548	$2,302,410

Operating expenses:
Marketing commissions	515,777	695,490	969,240	1,508,745
Selling, general and administrative	286,739	1,760,148	599,209	2,220,245
Depreciation and amortization	66,666	22,222	133,332	22,222
Total operating expenses	869,182	2,477,860	1,701,781	3,751,212

Loss from operations	(77,938)	(1,404,168)	(204,233)	(1,448,802)
Interest expense	(19,122)	(159,020)	(33,016)	(371,654)

Loss from continuing operations before income taxes	(97,060)	(1,563,188)	(237,249)	(1,820,456)

Income taxes	-	-	-	-
Loss from continuing operations	(97,060)	(1,563,188)	(237,249)	(1,820,456)

Loss from discontinued operations	-	-	-	(77,327)

Net Loss	(97,060)	(1,563,188)	(237,249)	(1,897,783)

Preferred dividends	-	(1,667)	-	(11,667)

Loss attributable to
common shareholders	$(97,060)	$(1,564,855)	$(237,249)	$(1,909,450)

Loss per common share-basic and diluted:
Continuing operations	$(.05)	$(2.48)	$(.12)	$(4.35)
Discontinued operations	-	-	-	(.21)
	$(.05)	$(2.48)	$(.12)	$(4.56)
Weighted average number of common shares outstanding: Basic and Diluted	1,959,759	630,822	1,956,544	418,605

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(237,249)	$(1,897,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	149,339	109,532
Bad debt expense	-	203,000
Amortization of note discount included in interest expense	5,387	255,191
Issuance of stock as compensation	-	1,180,667
Changes in assets and liabilities:
Marketing commissions receivable	31,747	(90,376)
Other assets	-	1,686
Accounts payable	(117,735)	30,033
Accrued liabilities	32,852	57,527
Commissions payable	108,207	(95,474)
Other liabilities	-	(1,635)
	209,797	1,660,151
Net cash used in continuing operations	(27,452)	(237,632)
Net cash used in discontinued operations	-	(22,072
Net cash used in operating activities	(27,452)	(259,074)

Cash flows from investing activities
Sale of Cognigen Business Systems, Inc.	-	(14,458)
Increase (decrease) in other assets	-	11,549
Net cash used in continuing investing activities	-	(2,909)
Net cash provided by discontinued investing activities	-	30,849
Net cash provided by investing activities	-	27,940

Cash flows from financing activities
Proceeds from financing arrangements	151,252	430,000
Payments towards financing arrangements	(10,775)	(198,236)
Net cash provided by financing activities	140,477	231,764

Net increase in cash and cash equivalents	113,025	-

Cash and cash equivalents-beginning of period	-	-

Cash and cash equivalents-end of period	$113,025	$-

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the six months ended December 31, 2008 and 2007 were $5,889 and $88,404, respectively.

During the six months ended December 31, 2008, we issued the following restricted shares of our common stock for those reasons and values identified below:

	Shares	Value
Settlement of accounts payable	35,930	46,489
Directors fee payable	38,028	46,533

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

During the six month period ended December 31, 2008, we recorded a beneficial conversion feature of $13,058 on a convertible promissory note.  As of December 31, 2008, $5,387 of the beneficial conversion feature was accreted to interest expense.

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

	Shares	Value
Settlement of outstanding liabilities	43,304	$ 71,883
Conversion of notes payable and related accrued interest	206,221	257,776
Conversion of preferred stock	10,000	450,000
Board of Directors fees or bonus – Former directors	12,000	24,000
Board of Directors fees or bonus– Current directors	78,000	195,000
Issuance to management as sign-on bonuses	200,000	500,000
Issuance to management in lieu of salaries	148,667	371,667
Issuance to consultants	40,000	100,000
Commission River asset acquisition	320,000	800,000

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

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the three and six months ended December 31, 2008 and 2007, respectively, (b) the unaudited and audited consolidated balance sheets as of December 31, 2008 and  June 30, 2008, respectively, and (c) the unaudited consolidated statements of cash flows for the six months ended December 31, 2008 and 2007, respectively, in order to make such financial statements not misleading.

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

The results for the six months ended December 31, 2008 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2009 All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split unless otherwise indicated.

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
The following is financial information as of December 31, 2008 relative to the discontinued operations described above.

Six Months Ended December 2008	Six Months Ended December 2007

Accrued Liabilities	$(38,883)	$(68,883)
Net current liabilities	$(38,883)	$(68,883)

Total revenue	$-	$15,233
Operating expenses	-	92,560
Loss from operations	-	(77,327)
Income taxes	-	-
Net loss	$-	$(77,327)

Note 4 – Management’s Plan

Cash flows generated from operations and cash advances were sufficient to meet our working capital requirements for the six months ended December 31, 2008, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities.  We incurred $237,249 in losses from continuing operations and used $27,452 in cash for the six months ended December 31, 2008.  Net cash flows generated from our financing activities for the six months ended December 31, 2008 were $140,477, primarily due to $125,000 of proceeds from cash advances provided by an affiliate of our Chief Executive Officer, and $25,000 of proceeds from cash advances provided by an affiliate of our  Board Chairman, which we believe may be converted to equity in connection with a future round of financing.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 5 – Financing Arrangements

The following consists of our financing arrangements as of December 31, 2008:

Secured Term Loan with VenCore	74,590
Convertible Term Loan with VenCore net of discount	75,829
Cash Advances from affiliates	150,000
Note Payable to Cardelco	4,000
$304,419

Secured Term Loan and Convertible Term Loan with VenCore Solutions, Inc.

On October 10, 2006, we entered into an agreement with VenCore Solutions, Inc. (“VenCore”) to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which included interest at 16.7% per annum.  The loan was fully amortizable over 36 months.  The loan documents contained certain covenants, which included the requirement of VenCore’s approval of the disposition of any of our material assets, a prohibition against our incurrence of additional liens on our assets or the change of creditors.  As part of our agreement with VenCore, we issued to VenCore warrants to purchase 1,500 shares of our common stock valued at an aggregate of $5,093.  The warrants have an exercise price of $6.00 per share and are exercisable for up to seven years from the date of grant.  We granted VenCore a lien on substantially all of our assets.  We also paid to VenCore commitment and documentation fees of $5,500.  These fees were amortized over three years as an adjustment to interest expense.  As of June 30, 2008, the remaining principal and accrued interest balance was $166,614.  In July 2008 we entered in to a “Payment Restructure Agreement” with VenCore whereby VenCore converted $83,500 of the term loan into an unsecured 12% convertible note due September 30, 2009, which is convertible, at the option of VenCore, into no more than 66,800 shares of our common stock.  The interest on this convertible note is payable at our option in shares of our common stock priced at $1.25 per share.  In addition, VenCore was granted a two-year warrant to purchase 20,875 shares of our common stock at an exercise price of $2.00 per share. The remaining original note balance of $83,321, along with interest at 16.7% per annum, is to be paid in monthly payments of an amount equal to the greater of $5,000 per month or 10% of any debt or equity funding we receive in any given month. We paid VenCore $1,000 for documentation fees in relation to the Payment Restructure Agreement, which was expensed. Based on a calculation using the Black Scholes Model, the conversion feature within this convertible promissory note and warrants resulted in us recording a beneficial conversion feature of $13,058 and an increase to debt discount, which will be accreted to interest expense over the term of the note.  Accretion to interest expense for the six-month period ended December 31, 2008 was $5,387.  The remaining balance of the beneficial conversion feature at December 31, 2008 was $7,671.

The following assumptions were used in computing the face value of the warrants granted during the six months ended December 31, 2008:

Approximate risk-free interest rate	2.11%
Expected dividend yield	0.00%
Expected Volatility	107.00%
Expected life in years	1.0

Cash Advance from Affiliates

During the six months ended December 31, 2008, we obtained advances of $150,000 in cash funds for use as working capital as follows: (a)  $100,000 from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer, (b) $25,000 from Vector Capital,  a company that is affiliated with our Chief Executive Officer, and (c) $25,000 from James Jensen, chairman of our board of directors. We are accruing interest on these advances at the rate of 12% per annum.  It is our intention that the full amount of the advance will be included as a portion of our next round of funding.  Currently, we have not reached an agreement with the lenders regarding the repayment or conversion of the advances.  The outstanding balance of the advances, including accrued interest of $5,753 at December 31, 2008 was $155,753.

Note Payable to Cardelco

On December 31, 2007, Cardelco, LLC (“Cardelco”) entered into a short-term promissory note with us in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid.  This promissory note did not bear interest unless default occurred, at which time interest would accrue at the rate of 10% per annum.   This note was part of a lease termination agreement between the Company and Cardelco relating to a lease for office space in San Diego, California.  The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 in the form of a short-term promissory note. The unpaid balance on this note at December 31, 2008 was $4,000. Although we may be in technical default under the note, Cardelco had not given us written notice of default as of December 31, 2008.

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

Preferred Stock

As of December 31, 2008 we had authorized 400,000 shares of Preferred Stock.  There are currently no shares of Preferred Stock outstanding.

Common Stock

During the six months ended December 31, 2008, we issued the following restricted common shares for the reasons and values identified below:

	Shares	Value
Settlement of accounts payable	35,930	46,489
Directors Fees Payable	38,028	46,533

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

Stock Options

We did not grant any stock options during the six months ended December 31, 2008.   As of December 31, 2008 there were outstanding options to purchase 13,000 shares of our common stock.

Warrants

We granted warrants to purchase 20,875 shares of common stock at an exercise price of $2.00 per share during the six months ended December 31, 2008.  These warrants were issued in connection with the $83,500 convertible note to VenCore as stated in Note 5.  As of December 31, 2008 there were outstanding warrants to purchase 26,375 shares of our common stock.

Note 7 - Commitments and Contingencies

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of December 31, 2008.

Note 8 –  Related Party Activity

Payments to Telarus, Inc.

During the six months ended December 31, 2008, we accrued $15,270 for payments to Telarus, Inc. (“Telarus”) for services performed by the employees of Telarus on behalf of the Company and various expenses paid by Telarus on behalf of the Company.   We have included this amount in accounts payable at December 31, 2008. Telarus is owned by two executive officers of Commission River Corporation, our wholly-owned subsidiary.  We plan to continue using the services of Telarus employees on a limited basis for the next twelve months.  Services provided by Telarus include the performance of various accounting and software development projects which are limited in scope.  Services are billed to us on an hourly basis and are approved by an executive of the Company who is not affiliated with Telarus.  In addition, all charges and billings from Telarus are reviewed on a quarterly basis by the Board of Directors as part of their review of the quarterly financial statements. We anticipate that the expense of services provided by Telarus will be less than $2,500 per month in the future.

Cash Advance from Affiliates

During the six months ended December 31, 2008, we obtained advances of $150,000 in cash funds for use as working capital as follows: (a) $100,000 from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer, (b) $25,000 from Vector Capital LLC, a company that is affiliated with our Chief Executive Officer, and (c) $25,000 from James U. Jensen, our Chairman of the board of directors of $25,000.  We are accruing interest on these advances at the rate of 12% per annum.  It is our intention that the full amount of the advance will be included as a portion of our next round of funding.  Currently, we have not reached an agreement with the lenders regarding the repayment or conversion of the advances.  The outstanding balance of the advances, including accrued interest of $5,753, at December 31, 2008 was $155,753.

Stock Issuance for Payment of Liabilities

During the six months ended December 31, 2008, we issued the following restricted common shares for the reasons and values identified below:

	Shares	Value
Commission River, Inc.* for services	33,170	$43,039
Acadia Group, Inc. ** for services	2,760	$3,450
James U. Jensen for director fees	10,026	$12,532
John D. Thomas for director fees	9,334	$11,667
John M. Knab for director fees	9,334	$11,167
Roy C. Banks for director fees	9,334	$11,167

*Commission River, Inc. is a company that is affiliated with Patrick Oborn and Adam Edwards who are executives of Commission River Corporation, our wholly-owned subsidiary.

**Acadia Group, Inc. is a company that is affiliated with John D. Thomas who is a director of the Company.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Total revenue for the three months ended December 31, 2008 was $791,244, compared to $1,073,692 for the comparable period of 2007. This represents a decrease of $282,448 from that of 2007, or 26%.  This decrease reflects decreases in sales of long distance products and cell phones, including unauthorized discontinuances of residual payments previously paid under commission contracts still in effect, and the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  We are pursuing collection from the few vendors that have unilaterally discontinued payments due under existing contracts

Marketing commission expense decreased from $695,490 for the three months ended December31, 2007 to $515,777 for the three months ended December 31, 2008, a decrease of $179,713, or 26%.  This decrease correlates with the decrease in marketing commissions revenue explained above.

Selling, general and administrative expenses decreased $1,473,409, or 84% for the three months ended December 31, 2008 compared to the comparable period of 2007.  This decrease was mainly attributable to the decrease in services expenses to officers directors and consultants of $1,190,000 paid during the change in management and corporate transition of the company in December 2007 and  a decrease in bad debt expense,from the $75,000 charged off during the three months ended December 31, 2007 that related to one of the Company’s largest vendor’s bankruptcy proceedings.

Interest expense for the quarter ended December 31, 2008 of $19,122 was $139,898, or 88%, lower than the $159,020 we incurred during the comparable period of 2007.  The decrease was due primarily to the retirement and conversion of certain debt and lines of credit during the past year and the substantial decrease in the amortization of beneficial conversion feature from the comparable period in 2007.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Total revenue for the six months ended December 31, 2008 was $1,497,548, compared to $2,302,410 for the comparable period of 2007. This represents a decrease of $804,862 from that of 2007, or 35%.  This decrease reflects decreases in sales of long distance products and cell phones, including unauthorized discontinuances of residual payments previously paid under commission contracts still in effect, and the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  We are pursuing collection from the few vendors that have unilaterally discontinued payments due under existing contracts

Marketing commission expense decreased from $1,508,745 for the six months ended December 31, 2007 to $969,240 for the six months ended December 31, 2008, a decrease of $539,505, or 36%.  This decrease correlates with the decrease in marketing commissions revenue explained above.

Selling, general and administrative expenses decreased $1,615,558, or 73% for the six months ended December 31, 2008 compared to the comparable period of 2007.  This decrease was mainly attributable to the decrease in services expenses to officers directors and consultants of $1,190,000 paid during the change in management and corporate transition of the company in December 2007 and  a decrease in bad debt expense,from the $203,000 charged off during the six months ended December 31, 2007 that related to one of the Company’s largest vendor’s bankruptcy proceedings.

Interest expense for the six months ended December 31, 2008 of $33,015 was $338,639, or 91%, lower than the $371,654 we incurred during the comparable period of 2007.  The decrease was due primarily to the retirement and conversion of certain debt and lines of credit during the past year and the substantial decrease in the amortization of beneficial conversion feature from the comparable period in 2007.

Liquidity and Capital Resources

Cash flows generated from operations and cash received from advances from affiliates were sufficient to meet our working capital requirements for the six months ended December 31, 2008, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities.  We incurred $237,249 in losses from continuing operations and used $27,452 in cash during the six months ended December 31, 2008.  Net cash flows generated from financing activities for the six months ended September, 2008 were $140,477, primarily due to advances from affiliates.

On October 10, 2006, we entered into an agreement with VenCore Solutions, Inc. (“VenCore”) to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which included interest at 16.7% per annum.  The loan was fully amortizable over 36 months.  The loan documents contained certain covenants, which included the requirement of VenCore’s approval of the disposition of any of our material assets, a prohibition against our incurrence of additional liens on our assets or the change of creditors.  As part of our agreement with VenCore, we issued to VenCore warrants to purchase 1,500 shares of our common stock valued at an aggregate of $5,093.  The warrants have an exercise price of $6.00 per share and are exercisable for up to seven years from the date of grant.  We granted VenCore a lien on substantially all of our assets.  We also paid to VenCore commitment and documentation fees of $5,500.  These fees were amortized over six years as an adjustment to interest expense.  As of June 30, 2008, the remaining principal and accrued interest balance was $166,614.  In July 2008 we entered in to a “Payment Restructure Agreement” with VenCore whereby VenCore converted $83,500 of the term loan into an unsecured 12% convertible note due September 31, 2009.  The convertible note is convertible, at the option of VenCore, into no more than 66,800 shares of our common stock.  The interest on this convertible note is payable at our option in common stock priced at $1.25 per share.  In addition, VenCore was granted a two-year warrant to purchase 20,875 shares of our common stock at an exercise price of $2.00 per share. The remaining original note balance of $83,321, along with interest at 16.7% per annum, is to be paid in monthly payments of an amount equal to the greater of $5,000 per month or 10% of any debt or equity funding we receive in any given month. We paid VenCore $1,000 for documentation fees in relation to the Payment Restructure Agreement, which was expensed.

Based on a calculation using the Black Scholes Model, the conversion feature within this convertible promissory note and warrants resulted in us recording a beneficial conversion feature of $13,058 and an increase to debt discount, which will be accreted to interest expense over the term of the note.  Accretion to interest expense for the six-month period ended December 31, 2008 was $5,387. The remaining balance of the beneficial conversion feature at December 31, 2008 was $7,671.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required for a Small Reporting Company.

Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management, performed an evaluation of our disclosure controls and procedures as of December 31, 2008.  Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our chief executive officer and other executive officers have concluded that the controls and procedures were effective as of December 31, 2008 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Changes in Management

Our former CFO resigned to pursue personal interests and currently our board of directors has asked Mr. Bench, our CEO to also serve as our CFO.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2008, we issued the following restricted common shares for the reasons and values identified below:

	Shares	Value
Commission River, Inc.* for services	33,170	$43,039
Acadia Group, Inc. ** for services	2,760	$3,450
James U. Jensen for director fees	10,026	$12,532
John D. Thomas for director fees	9,334	$11,667
John M. Knab for director fees	9,334	$11,167
Roy C. Banks for director fees	9,334	$11,167

*Commission River, Inc. is a company that is affiliated with Patrick Oborn and Adam Edwards who are executives of Commission River.

**Acadia Group, Inc. is a company that is affiliated with John D. Thomas who is a director of BHCC.

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

Item 6.  Exhibits

Exhibit No.                                Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYHILL CAPITAL CORPORATION

By:  /s/ Robert K. Bench                                                                                     Date: January 30, 2008
Robert K. Bench
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.                                Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification Chief Financial Officer