Form 10-K
period 2009-06-30
BAYHILL CAPITAL CORP
filed 2009-09-02
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2009

Commission file number 0-11730
BayHill Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10757 S. River Front Pkwy, Suite 125
South Jordan, Utah	84095
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (801) 816-2529

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $0.0001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐       No  ☒

Indicate by check mark if the registrants  is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐       No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒       No     ☐

Indicate by check mark if whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     ☒       No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year.  The aggregate market value of our common equity, based on the closing bid price for the shares of common stock reported on the NASDAQ OTC Bulletin Board on June 30, 2009 was $1,083,239.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 2, 2009, there were 2,635,560 shares of common stock outstanding.

Documents Incorporated By Reference: None

PART I

Forward-Looking Statements

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Recently BayHill Capital Corporation, formerly Cognigen Networks, Inc. (“we,” “us”, “Company”, or “BHCC”) announced its intention to enter into the oil and gas business on transactions that must still be negotiated, documented and closed. As of June 30, 2009, we had only signed non-binding letters of intent to acquire various oil and gas properties in Utah. None of our historic or current business is in the oil and gas industry. References to our future plans involve forward-looking statements.

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding future developments or results of operations are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that actual results and events will differ, and may differ materially and adversely from those contained in the forward-looking statements.

You should also consider carefully the statements set forth in this report under “Risk Factors” which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. Forward-looking statements involve risks and uncertainties that affect our business, financial condition and results of operations, including without limitation (i) in our Commission River business, our possible inability to become certified as a reseller in all jurisdictions in which we apply, our possible inability to obtain additional financing, the possible lack of producing agent growth, our possible lack of revenue growth and our possible inability to add new products and services that would generate increased sales, (ii) in our proposed oil and gas business, our possible inability to complete the transactions we recently announced, our possible inability to extract value for oil and gas leases we may acquire, our failure to generate adequate cash-flow and/or profits from the oil and gas business, and (iii) in any and all of our current or prospective businesses our possible lack of cash flows, our possible loss of key personnel, the possibility of marketplace rate changes and technological changes, the possibility of increased competition and the possibility that any new subsidiary or subsidiaries will not be successful. Many of these risks are beyond our control.

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

Item 1.         Business.

BHCC was incorporated in May 1983 in the State of Colorado. Through our wholly-owned subsidiary Commission River Corporation (“Commission River”) we market and sell services and products through independent commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services. Historically, we have generated revenues in two ways:

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

On March 31, 2008, we held a special meeting of shareholders at which our shareholders approved a series of proposals previously approved by our Board of Directors. These proposals consisted of (i) a proposal to amend our Articles of Incorporation to effect a reverse split of the outstanding shares of our common stock pursuant to which each 50 shares of our pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of our post-split common stock, (ii) a proposal to amend our Articles of Incorporation to reduce the number of authorized shares of our common stock from 300,000,000 shares, $.001 par value per share, to 100,000,000 shares, $.0001 par value per share, and the number of authorized shares of our preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $.0001 par value per share, (iii) a proposal to amend our Articles of Incorporation to change our name to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the reincorporation of BHCC, (iv) a proposal to reincorporate BHCC under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

Based upon the approval of our shareholders at the March 31, 2008 special meeting, effective April 23, 2008 our management completed the actions necessary to effect the name change, reverse stock split, Delaware reincorporation and reduction in the number of authorized shares of common and preferred stock.  Our common stock began trading on April 23, 2008 on a post-split basis under the symbol "BYHL."  All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split unless otherwise indicated
Through our network of independent agents, we have previously sold our own proprietary products and services and, as agent, we sell third party or outside vendor products and services, to customers and subscribers worldwide. Long distance and commercial telecommunications services make up the major portion of our sales with wireless communications, residential broadband services, VoIP services, and other products in our sales mix. As an agent, we have contractual agreements with a variety of product and service vendors that provide us with a commission percentage of any sales made through one of our supported web sites. As agent, we sell the products and services of industry product and service providers such as, AccuLinq, Simplexity, Telarus, Packet8, Lingo, Pioneer Telephone, TCI, and PowerNet Global,. Our operations are, in large part, dependent on our continued affiliation with the third-party providers of the products and services that our independent agents sell.

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

Strategy to add Additional Business – Oil and Gas Line of Business

Recently, we decided to move forward with a strategy that includes oil and gas development and exploration and the acquisition of reserves in Eastern Utah. The Board and Management have examined many opportunities to build a valuable, growing, and long term asset base. We have chosen this strategy for Bayhill because we see a compelling mix of internal and external factors that are particularly suitable for a small public company like Bayhill. We have signed Letters of Intent (“LOIs”) to acquire over 12,600 gross acres of oil and gas leases and to consolidate the operations of several entities in order to pool their proven and possible reserves to create significant revenues and increase operating efficiencies. Following these acquisitions, we will have approximately 27 million shares of common stock issued and outstanding. Our five new shareholders will own approximately 23.3 million shares or 86% of the outstanding stock of the Company.

Discontinued Operations

Cognigen Business Systems, Inc.

On September 14, 2007, we sold Cognigen Business Systems, Inc. (“CBSi”). See also Note 2 to our Consolidated Financial Statements, “Discontinued Operations,” set forth in Item 8 of this report, for additional information regarding CBSi

Revenue Concentration

Commission River’s commission revenue from our two largest vendors generated approximately 61% and 60%, respectively, of our total revenue for the years ended June 30, 2009 and 2008. Of the above percentages, 47% and 45% of our revenue respectively, were generated from Telarus which is owned by two executive officers of Commission River.

Our vendor arrangements are generally cancelable by our vendors on short-term notice. Our loss of a significant amount of business with either of our two largest vendors, or the collective loss of a substantial amount of business with our other vendors, would likely have a material adverse effect on our business, financial condition, and results of operations. In addition, our future revenue growth is largely dependent upon our ability to attract and retain additional vendors and to generate additional revenues from existing vendors.

Competition

In our Commission River business we compete with all of the companies for whom we sell products as an agent, with a number of companies that are network marketing telecommunication companies, and with outside vendors who sell telecommunications, personal communications and other products directly and over the Internet.

Competitors and alternatives in the market for Internet merchandising and distribution come from several different established fronts. As the adoption of third party selling models continues to increase, we anticipate new competitors will enter the market.

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

The markets in which we compete are characterized by increasing consolidation. We cannot predict how industry consolidation will affect our competitors and we may not be able to compete successfully in an increasingly consolidating industry. Additionally, because we may be dependent on strategic relationships with third parties in our industry, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects. Our competitors that have large market capitalizations or cash reserves are also better positioned than we are to acquire other companies, including our competitors, thereby obtaining new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage that would materially and adversely affect our business, financial condition and results of operations.

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

Technology and Intellectual Property

On November 30, 2007, we acquired the assets of Commission River, Inc. in an asset purchase transaction. The assets acquired consisted of intellectual property valued at $400,000 and employment and non-compete agreements valued at $400,000. We amortize these intangible assets over their estimated useful lives of three years on a straight-line basis. See also Note 1 to our Consolidated Financial Statements, “Description of Business and Summary of Significant Accounting Policies” set forth in Item 8 of this report for additional information.

Regulation

We had been authorized pursuant to authority of the Federal Communications Commission (“FCC”) to operate as an interstate and international resale carrier under Section 214 of the FCC rules. This part of our business has been sold and we no longer operate under these rules. Prior to the sale, we were regulated by various state public utility commissions as a reseller of interstate and intrastate long distance telecommunications services. In conjunction with the sale of our FCC-regulated operations, we have surrendered our state Certificates of Convenience and Necessity, in all states, as we are no longer serving as a reseller of regulated telecommunications services

Employees

As of June 30, 2009, we had five full-time employees. In addition, as of June 30, 2009, we engaged five part-time employees. We also engage temporary consultants from time to time. Three of the temporary consultants engaged through June 30, 2009 were employees of Telarus, one of our principal vendors, and their expenses were charged to Commission River at their fully-burdened rates. Total consulting expenses charged to Commission River, by Telarus, for the years ended June 30, 2009 and 2008, were $8,538 and $79,303. We do not anticipate that we will continue to use consulting support from Telarus.

Item 1A.        Risk Factors Related to our Current Business.

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

The Company’s Ability to Continue as a Going Concern.

Our audited consolidated financial statements included in Item 8 of this report were prepared on the assumption that we will be able to continue our operations as a going concern. In its report on our financial statements dated September 2, 2009, it was noted that we have experienced circumstances which raise substantial doubt about our ability to continue as a going concern. If we are unable to generate additional revenue from operations or attract additional equity or debt financing, we will likely not be able to continue our operations as a going concern.

Our Revenue and Growth will be Largely Dependent upon Sales Generated by Independent Agents.

We use a network of independent agents and affiliate groups, each utilizing their own customized website to sell third party or outside vendor products and services to customers and subscribers worldwide. As a result, our revenue is dependent on sales generated by our independent agents. Failure of these independent agents to achieve sustained sales or to grow their sales, or our inability to attract and retain independent producing agents with an appropriate commission structure, will materially and adversely affect our financial condition and results of operations.

We Have a History of Losses and May Continue to Experience Losses.

We have historically experienced net losses. In the fiscal years ended June 30, 2009 and 2008, we had net losses of $476,338 and $2,381,891, respectively. Our accumulated deficit at June 30, 2009 and 2008 was $16,801,690 and $16,325,352. We will likely continue to incur net losses unless we are able to attract additional independent marketing agents or affiliate groups or dramatically increase the revenues we generate from our existing agent network. We can give no assurance that we will be able to achieve profitable operations or that, if we achieve profitability, we will be able to maintain profitable operations.

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

The Traditional Markets in which we Compete are Marked by High Customer Turnover and Intense Competition.

The industries in which our independent agents traditionally resell have experienced high rates of customer turnover. The high rate of customer turnover is attributable to several factors including the non-use of customer contracts, pricing competition and customer care concerns. Our strategy to address customer turnover may not be successful or the rate of customer turnover may be unacceptable. Price competition and other competitive factors could also cause increased customer turnover. A high rate of customer turnover could have a material adverse affect on our competitive position and results of operations or cause significant fluctuation in our results of operations from period to period.

Our Products and Services are Characterized by Consumer Tastes and Trends, Product Mix, and Technological Changes.

We are a multifaceted sales and marketing organization that utilizes the Internet as a platform to provide our customers and subscribers with a variety of telecommunications and technology-based products and services in markets that are characterized by high rates of customer turnover, shortening product life cycles, and rapid changes in technology and customer preferences. If we are unable to accurately forecast customer preferences and demands or market and technological trends and transitions, or if we are unable to add new products and services that generate increased sales to our offered product and services mix, our financial condition and results of operations could be materially and adversely affected.

An Active Trading Market for our Securities has Not Developed and the Price of our Securities may be Volatile.

An active sustained trading market for our securities has not developed. As a result of our common stock not being quoted on a national exchange, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. In addition, we are subject to rules promulgated by the Securities and Exchange Commission which impose various sales practice requirements on broker/dealers who sell our common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell our common stock, which may affect the ability of purchasers to sell our common stock in the open market. The price at which our securities trade is likely to be highly volatile and may fluctuate substantially due to a number of factors including, but not limited to, those discussed in the other risk factors described herein and the following:

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

Our Executives are Part-Time Employees and Have Other Interests.

The executive officers of Commission River are also owners and executives of Telarus, which is engaged in a business similar to our business. The part-time nature of our executives may not be sufficient to accomplish the strategies and initiatives necessary for our successful execution of our business plan. The similar nature of the business of Telarus and its ownership by two of our executives could create conflicts of interest which may not be in the best interest of BHCC.

Risk Factors for our Potential New Business

The following information sets forth potential risk factors that we would face if, in fact, we succeed in our intentions of entering into the oil and gas business. These additional risk factors, together with the above risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks actually occur, our business, results of operation, prospects or financial condition could be harmed. These are not the only risks we face. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

Oil and natural gas prices are volatile, and declines in prices may adversely affect our profitability, financial condition, cash flows, access to capital, and ability to grow.

Our revenues, operating results, profitability, future rate of growth, and the carrying value of oil and natural gas properties will depend heavily on the prices we receive for oil and natural gas sales. Oil and natural gas prices will also affect our cash flows available for capital expenditures and other items, our borrowing capacity, and the amount and value of our oil and natural gas reserves.

Historically, the markets for oil and natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and other factors that are beyond our control, including:

•	Global and domestic supplies of oil and natural gas, and the productive capacity of the industry as a whole

•	The level of consumer demand for oil and natural gas

•	Overall global and domestic economic conditions

•	Weather conditions

•	The availability and capacity of transportation or refining facilities in regional or localized areas that may affect the realized price for oil or natural gas

•	The price and level of foreign imports of crude oil, refined petroleum products, and liquefied natural gas

•	The price and availability of alternative fuels

•	Technological advances affecting energy consumption

•	The ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls

•	Political instability or armed conflict in oil or natural gas producing regions

•	Governmental regulations and taxes.

These factors and the volatility of oil and natural gas markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil or natural gas prices would reduce our revenues and could also reduce the amount of oil and natural gas that we can produce economically, which could have a materially adverse effect on us.

The current economic and financial crisis may have impacts on our business that we cannot predict.

The continued economic downturn and credit related turmoil in the global and domestic financial systems may have an impact on our oil and gas business, and we may face challenges if economic and credit conditions do not improve. The recent general economic slowdown has affected the demand for oil and natural gas and may negatively impact our planned operating cash flows and may ultimately affect our access to the capital markets.

If we are not able to replace reserves, we will not be able to sustain production.

Our future operations depend on our ability to find, develop, or acquire oil and natural gas reserves that are economically recoverable. The properties we propose to acquire and operate may produce oil and natural gas at a declining rate over time. In order to maintain current production rates, we must further develop the properties we have proposed to acquire and/or we must acquire new oil and natural gas reserves to replace those being depleted by production. In addition, competition for the acquisition of producing oil and natural gas properties is intense and many of our competitors have financial and other resources needed to evaluate and integrate acquisitions that are substantially greater than those available to us. Therefore, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves, or we may not be able to acquire such properties at prices acceptable to us. Without successful drilling or acquisition activities, our reserves, production, and revenues will decline over time.

Substantial capital is required to operate in the oil and gas business.

If and when we enter the oil and gas business, we may be required to make substantial capital expenditures to find, acquire, develop, and produce oil and natural gas reserves. Future cash flows and the availability of financing are subject to a number of factors, such as the level of production from existing wells, prices received for oil and natural gas sales, our success in locating and acquiring new reserves, and the orderly functioning of credit and capital markets. If we encounter operating difficulties that result in our cash flows from operations being less than expected, we would be required to reduce our capital expenditures unless we can raise additional funds through debt or equity financing or the divestment of assets. Debt or equity financing may not always be available to us in sufficient amounts or on acceptable terms, and the proceeds offered to us for potential divestitures may not always be of acceptable value to us.

When our revenues decrease due to lower oil or natural gas prices, decreased production, or other reasons, and if we cannot obtain capital through acceptable debt or equity financing arrangements, or the sale of non-core assets, our ability to execute development plans, replace our reserves, or maintain production levels could be greatly limited.

The debt and equity financing markets are currently very constrained due to the global and domestic economic and financial crisis. Continued adverse conditions in the credit markets may increase the cost of borrowings and decrease our ability to access new sources of capital.

Competition in the oil and gas business is intense, and many of our competitors have greater financial, technical, and human resources than we do.

We face intense competition from major oil companies, independent oil and natural gas exploration and production companies, financial buyers, and institutional and individual investors who seek oil and natural gas property investments throughout the world, as well as the equipment, expertise, labor, and materials required to operate oil and natural gas properties. Many of our competitors have financial, technical, and other resources vastly exceeding those available to us, and many oil and natural gas properties are sold in a competitive bidding process in which our competitors may be able and willing to pay more for development prospects and productive properties, or in which our competitors have technological information or expertise that is not available to us to evaluate and successfully bid for the properties. In addition, shortages of equipment, labor, or materials as a result of intense competition may result in increased costs or the inability to obtain those resources as needed. We may not be successful in acquiring and developing profitable properties in the face of this competition.

We must also compete for human resources. Over the last few years, the need for talented people across all disciplines in the oil and gas industry has grown, while the number of people available has been constrained.

Our property acquisitions may not be worth what we paid due to uncertainties in evaluating recoverable reserves and other expected benefits, as well as potential liabilities.

Successful property acquisitions require an assessment of a number of factors beyond our control. These factors include exploration potential, future oil and natural gas prices, operating costs, and potential environmental and other liabilities. These assessments are not precise and their accuracy is inherently uncertain.

In addition, significant acquisitions can change the nature of our operations and business if the acquired properties have substantially different operating and geological characteristics or are in different geographic locations than our first proposed properties in Eastern Utah.

Integrating acquired properties and businesses involves a number of other special risks, including the risk that management may be distracted from normal business concerns by the need to integrate operations and systems as well as retain and assimilate additional employees. Therefore, we may not be able to realize all of the anticipated benefits of our first proposed acquisitions or any subsequent acquisitions.

Exploration and development drilling may not result in commercially productive reserves.

Oil and natural gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas will be found. The cost of drilling and completing wells is often uncertain, and oil and natural gas drilling and production activities may be shortened, delayed, or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

•     Unexpected drilling conditions
•     Title problems
•     Pressure or geologic irregularities in formations
•     Equipment failures or accidents
•     Adverse weather conditions
•     Compliance with environmental and other governmental requirements
•	Shortages or delays in the availability of or increases in the cost of drilling rigs and crews, fracture stimulation crews and equipment, chemicals, and supplies.

The prevailing prices of oil and natural gas affect the cost of and the demand for drilling rigs, production equipment, and related services. However, changes in costs may not occur simultaneously with corresponding changes in prices. The availability of drilling rigs can vary significantly from region to region at any particular time. Although land drilling rigs can be moved from one region to another in response to changes in levels of demand, an undersupply of rigs in any region may result in drilling delays and higher drilling costs for the rigs that are available in that region. In addition, the current economic and financial downturn may adversely affect the financial condition of some drilling contractors, which may constrain the availability of drilling services in some areas.

Another significant risk inherent in our drilling plans is the need to obtain drilling permits from state, local, and other governmental authorities. Delays in obtaining regulatory approvals and drilling permits, including delays which jeopardize our ability to realize the potential benefits from leased properties within the applicable lease periods, the failure to obtain a drilling permit for a well, or the receipt of a permit with unreasonable conditions or costs could have a materially adverse effect on our ability to explore on or develop our first proposed properties in Eastern Utah or any subsequent acquisitions.

The wells we may drill may not be productive and we may not recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well if oil or natural gas is present, or whether it can be produced economically. The cost of drilling, completing, and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Drilling activities can result in dry holes or wells that are productive but do not produce sufficient net revenues after operating and other costs to cover initial drilling and completion costs.

Future oil and natural gas price declines or unsuccessful exploration efforts may result in write-downs of the carrying values of the initial properties we propose to acquire in Eastern Utah.

We expect to follow the successful efforts method of accounting for our oil and natural gas properties. Under this approach, we expect that all property acquisition costs and costs of exploratory and development wells would be capitalized when incurred, pending the determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well would be expensed.

We expect that the capitalized costs of our oil and natural gas properties cannot exceed the estimated undiscounted future net cash flows of the applicable field. If net capitalized costs exceed undiscounted future net revenues, we must write down the costs of each such field to our estimate of its fair value. We expect that unproved properties will be evaluated at the lower of cost or fair value. Significant declines in oil or natural gas prices in the future or unsuccessful exploration efforts could cause further impairment write-downs of capitalized costs.

We expect that our oil and gas business will be subject to operating and environmental risks and hazards that could result in substantial losses.

Oil and natural gas operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas, or well fluids, fires, adverse weather, freezing conditions, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas, and other environmental risks and hazards. If any of these types of events occurs, we could sustain substantial losses.

Under certain limited circumstances we may be liable for environmental damage caused by previous owners or operators of properties that we own, lease, or operate. As a result, we may incur substantial liabilities to third parties or governmental entities which could reduce or eliminate funds available for exploration, development, or acquisitions, or cause us to incur losses.

We expect to maintain some limited level of insurance against some, but not all, of these potential risks and losses, but insurance is costly and we may have inadequate insurance. We do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages or insurance coverage for environmental damage that occurs over time is available at a reasonable cost. In addition, pollution and environmental risks generally are not fully insurable. Further, we may elect not to obtain other insurance coverage under circumstances where we believe that the cost of available insurance is excessive relative to the risks presented. Accordingly, we may be subject to liability or may lose substantial portions of certain properties in the event of environmental or other damages. If a significant accident or other event were to occur and if it were not fully covered by insurance, we could suffer a material loss.

Our proposed oil and gas operations would be subject to complex laws and regulations, including environmental regulations that result in substantial costs and other risks.

Federal, state, and local authorities extensively regulate the oil and natural gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and natural gas production. Noncompliance with statutes and regulations may lead to substantial penalties and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability.

Governmental authorities regulate various aspects of oil and natural gas drilling and production, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of interests in oil and natural gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment standards, and restoration. Under limited circumstances, federal authorities may require any of our ongoing or planned operations on federal leases to be delayed, suspended, or terminated. Any such delay, suspension, or termination could have a materially adverse effect on our operations.

Our initial proposed operations in Eastern Utah may be subject to complex and constantly changing environmental laws and regulations adopted by federal, state, and local governmental. New laws or regulations, or changes to current requirements, could result in material costs or claims with respect to properties we own or have owned. We expect to continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. Under existing or future environmental laws and regulations, we could face significant liability to governmental authorities and third parties, including joint and several as well as strict liability, for discharges of oil, natural gas, or other pollutants into the air, soil, or water, and we could be required to spend substantial amounts on investigations, litigation, and remediation. Existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced, or altered in the future, may have a materially adverse effect on us.

Possible regulations related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to the warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of refined oil products and natural gas, are examples of greenhouse gases. The U.S. Congress is considering climate-related legislation to reduce emissions of greenhouse gases. In addition, we are advised that several states in the West have developed initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. The U.S. Environmental Protection Agency is separately considering whether it will regulate greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases, including methane or carbon dioxide, in areas in which we expect initially to conduct our oil and gas business could have an adverse effect our operations and the demand for oil and natural gas.

We expect that our proposed oil and gas business will depend on transportation facilities owned by others.

We expect that the marketability of our initial proposed oil and natural gas production depends in part on the availability, proximity, and capacity of pipeline transportation systems owned by third parties. The lack of available transportation capacity on these systems and facilities could result in the shutting-in of producing wells, the delay or discontinuance of development plans for properties, or lower price realizations. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines, and general economic conditions could adversely affect our ability to produce, gather, and transport oil and natural gas.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

We expect our stock to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	Changes in oil or natural gas prices
•	Variations in quarterly drilling, recompletions, acquisitions, and operating results
•	Changes in financial estimates by securities analysts
•	Changes in market valuations of comparable companies
•	Additions or departures of key personnel
•	Future sales of our common stock
•	Changes in the national and global economic outlook.

We may fail to meet expectations of our stockholders and/or of securities analysts at some time in the future, and our stock price could decline as a result.

Item 1B.         Unresolved Staff Comments.

None.

Item 2.            Properties.

We currently lease approximately 160 square feet of furnished space at 10757 S. Riverfront Parkway, Suite 125, South Jordan, Utah, on a month to month basis at approximately $1,100 per month.

Item 3.            Legal Proceedings.

From time to time we may become subject to certain legal proceedings which we consider routine to our business activities. As of June 30, 2009, we were not engaged in any legal proceedings which our management believed were likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 23, 2008, our common stock has been quoted on the NASD OTC Bulletin Board (the “OTCBB”) under the symbol “BYHL.” Prior to that date, our common stock was quoted on the NASD OTC Bulletin Board under the symbol “CGNW.” The following table sets forth, for the periods indicated, the high and low closing bid price quotations for the common stock as reported on the OTCBB.

	High Bid	Low Bid
Quarter ended June 30, 2009	$1.60	$.35
Quarter ended March 31, 2009	$1.01	$.20
Quarter ended December 31, 2008	$1.00	$.55
Quarter ended September 30, 2008	$1.50	$1.01
Quarter ended June 30, 2008	$2.50	$1.25
Quarter ended March 31, 2008	$2.75	$1.75
Quarter ended December 31, 2007	$3.00	$1.50
Quarter ended September 30, 2007	$4.50	$1.50

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

As of June 30, 2009, there were approximately 290 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

We have never paid and do not, in the foreseeable future, anticipate paying any cash dividends on our common stock. We intend to retain any earnings for use in our business operations and in the expansion of our business.

The following table sets forth information regarding our equity compensation plans as of June 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	0	$0	300,000

Equity compensation plans
not approved by security
holders	0	$0	-

Equity compensation plans not approved by security holders	0	$0	-

Total	0	$0	300,000

Item 6.             Selected Financial Data.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview – Current Business

Over the past ten years, our subsidiary, Commission River has established itself as a leading affiliate marketing company focused almost exclusively on telecommunications products and services. We have developed an alternate marketing channel for communications vendors giving them an online presence to generate leads and sales for these vendors. We have developed a specialized affiliate marketing platform comprised of technologies, programs, and services such as: marketing tools, training and sales tracking that gives us and our online marketing partners (e.g., affiliate marketers) the ability to drive leads using blogs, paid search, and organic search engine optimization techniques. We also create software designed to enable affiliates to coordinate and share ideas with each other in a close-knit on-line community whose emphasis is on mutual success.

We are now positioning Commission River’s operations to expand into additional vertical markets. We believe this repositioning will enable us to transition from Commission River’s specialization in telecommunication products and services to become a specialty affiliate marketing company for a broader range of products and services.

Our vision is to provide affiliate distribution channels to companies seeking to develop their online marketing presence and sales. We believe our focus on specific verticals will allow us to create specialized tools and marketing methods for affiliates that may result in increased online exposure and sales for our vendors.

Overview – Proposed Oil and Gas Business

On June 9, 2009, we announced that we entered into non-binding letters of intent under which we propose to acquire up to 12,600 gross acres of oil and gas leases in Eastern Utah. A copy of the press release was filed under Form 8-K on July 9, 2009 and is incorporated herein by reference as Exhibit 10.35. Following is an additional general statement of the Company’s plan of operations for such possible new business. Refer to the foregoing for more details.

We will need to raise additional capital. We plan to issue additional shares of common stock for such purpose in one or more private placement financing or public financing rounds. This may result in the possible issuance of several million additional shares of BHCC common stock. We can give no assurance that this money can be raised at the prices we propose or at any price. Without this additional funding we may not be able to close the proposed lease acquisitions and/or to operate the leases even if acquired.

Under our oil and gas strategy we will need to drill additional oil and gas wells, some of which will be deemed exploratory. We may drill wells on leases with proven reserves and/or on leases with possible but unproven reserves. We can give no assurances that such drilling programs will be successful, that we will discover and/or produce any additional oil or gas reserves, or that we can operate the leases profitably and with positive cash flow.

Our CEO has experience in the oil and gas business. We expect to engage additional employees and/or consultants, which will be a material increase to our present staff and increase operating overhead substantially The additional revenues generated by the oil and gas operations may not be sufficient to cover these increases in costs.

This proposed oil and gas business presents many risks and uncertainties to the Company and to its shareholders. Some of these risks and uncertainties are unknown. A general statement of our oil and gas risk factors is presented above.

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Total revenue for 2009 was $2,963,188 compared to $4,122,517 for 2008. This represents a decrease of $1,159,329 from that of 2008, or 28%. This decrease reflects decreases in sales of long distance products and cell phones as well as the loss of residual commission payments from several companies that have ceased to pay commissions.

Marketing commissions expense decreased from $2,671,217 for 2008 to $1,900,523 for 2009, a decrease of $770,694, or 29%. This decrease correlates to a decrease in marketing commissions revenue explained above. The higher percentage decrease in marketing commissions expense compared to marketing commissions revenue was attributable to a change in product mix between the periods and a change in the commission override structure to certain Independent master sales agents.

Selling, general and administrative expenses decreased $2,006,785 or 63% for 2009 compared to 2008. This decrease was largely attributable to the decrease in expenses relating to restructure activities that occurred during the year ended June 30, 2008. In addition we experienced fewer bad debts related to non-payment from customers during the year ended June 30, 2009.

Interest expense for 2009 of $67,660 was lower than the $461,721 for 2008 due primarily to beneficial conversion features of approximately $266,000 relating to convertible promissory notes and short term loans recorded during 2008. The notes and short term loans were subsequently paid or converted to shares of our common stock and are reflected in our consolidated statement of changes in stockholders’ deficit for the period ending June 30, 2009.

The decrease of $44,590 in the loss from discontinued operations from 2008 to 2009 reflects that the operations of the discontinued businesses were concluded in the early part of our fiscal year ended June 30, 2008.

Seasonality and Economic Conditions

We do not believe that our current revenue is affected by seasons of the year.

Inflation and recession

The recession during the past two years may have added to the decrease in revenues from the year ended June 30, 2008 when compared to the revenues for the year ended June 30, 2009.

Liquidity and Capital Resources

Cash flows generated from operations, advances pursuant to our financing arrangements and cash from the issuance of notes payable to Robert K. Bench and James U. Jensen, an executive officer and board chairman, respectively, were sufficient to meet our working capital requirements for the year ended June 30, 2009, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $476,338 in losses from continuing operations, and we generated $3,601 in cash flows from operations for the year ended June 30, 2009. Net cash generated from financing arrangements for the year ended June 30, 2009 was $65,886.  As of June 30, 2009, our current liabilities of $902,811 exceeded our current assets of $464,034 by $438,777. These conditions raise substantial doubt about our ability to continue as a going concern.

During the fiscal year ended June 30, 2009, we settled outstanding accounts payable and accrued liabilities to vendors and service providers for savings to the Company of $18,320, in addition we wrote off $27,557 of accounts payable that we either disputed or had no documentation of delivery of good or services relating to the amounts outstanding.  These amounts are included in Other Income in our Statement of Operations for the year ended June 30, 2009.

During the fiscal year ended June 30, 2009, we obtained advances of $150,000 in cash funds for use as working capital as follows: (a) $100,000 from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer, (b) $25,000 from Vector Capital, a company that is affiliated with our Chief Executive Officer, and (c) $25,000 from James U. Jensen, chairman of our board of directors. These advances, together with accrued interest, were converted into 404,351 shares of our common stock pursuant to the terms of the applicable documents. See also, Note 6 to our Consolidated Financial Statements, “Stockholders Equity” for additional information regarding the issuance of such shares of our common stock.

During the fiscal year ended June 30, 2008, BayHill Capital, LC, an entity which is affiliated with two of our executive officers, and Vector Capital LLC, an entity which is affiliated with our Chief Executive Officer, extended to us a series of loans in the form of short-term and convertible notes in the amount of $695,000. All of these notes, together with $250,000 of notes outstanding as of June 30, 2007 and accrued interest, were converted into 744,330 shares of our common stock in multiple transactions during the fiscal year ended June 30, 2008, pursuant to the terms of the applicable documents. See also, Note 6 to our Consolidated Financial Statements, “Stockholders’ Equity” for additional information regarding the issuance of such shares of our common stock.

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

Financing Arrangements

As of June 30, 2009, our third-party financing arrangements consisted of the following:

Note Payable to Cardelco	$4,000

Secured Term Loan with VenCore Solutions, Inc.

At June 30, 2009 we had no further obligations to VenCore Solutions, Inc. (“VenCore”). See also Note 4 to our Consolidated Financial Statements, “Financing Arrangements” set forth in Item 8 of this report for additional information regarding the VenCore transactions. The following paragraph describes the history of our financial relations with VenCore.

On October 10, 2006, we entered into an agreement with VenCore to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which included interest at 16.7% per annum. The loan was fully amortizable over 36 months. The loan documents contained certain covenants, which included the requirement of VenCore’s approval of the disposition of any of our material assets, a prohibition against our incurrence of additional liens on our assets or the change of creditors. As part of our agreement with VenCore, we issued to VenCore warrants to purchase 1,500 shares of our restricted common stock valued at $5,093. The warrants have an exercise price of $6.00 per share and are exercisable for up to seven years from date of grant. We granted VenCore a lien on substantially all of our assets. We also paid to VenCore commitment and documentation fees of $5,500. These fees were amortized over three years as an adjustment to interest expense. As of June 30, 2008 the remaining principal and accrued interest balance was $166,614. In July 2008 we entered in to a “Payment Restructure Agreement” with VenCore whereby VenCore converted $83,500 of the term loan into an unsecured 12% convertible note due September 30, 2009 which was convertible, at the option of VenCore, into no more than 66,800 shares of our common stock. In addition, VenCore was granted a two-year warrant to purchase 20,875 shares of common stock at an exercise price of $2.00 per share. The remaining original note balance of $83,321, along with interest at 16.7%, is to be paid in monthly payments of an amount equal to the greater of $5,000 per month or 10% of any debt or equity funding we receive in any given month. We paid VenCore $1,000 for documentation fees in relation to the Payment Restructure Agreement, which was expensed. During the year ended June 30, 2009 the conversion feature within this convertible promissory note and warrants resulted in the Company recording a beneficial conversion feature of $13,058 and an increase to debt discount, which was recorded as interest expense. In April 2009, when the balance of the original note was $65,000 and the balance on the convertible note was $91,015, we entered into a settlement agreement with VenCore whereby we paid to VenCore $65,000 and issued to them 98,307 unregistered shares of our common stock in full settlement of all obligations and for their cancellation of all warrants.  As the common stock was trading at $0.51 per share on the settlement date, the Company recognized a $40,878 gain on conversion of debt which is included in Other Income in the Consolidated Statement of Operations.  At June 30, 2009 we have no further obligations to VenCore.

Note Payable to Cardelco

As of June 30, 2009, we were in default and $4,000 remained unpaid on our short-term promissory note with Cardelco, LLC (“Cardelco”). See also Note 4 to our Consolidated Financial Statements, “Financing Arrangements” set forth in Item 8 of this report for additional information regarding the Cardelco transactions. The following paragraph describes the history of our financial relations with Cardelco.

On December 31, 2007, we entered into a short-term promissory note with Cardelco in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid. The note did not bear interest unless default occurred, at which time interest would accrue at 10% per annum. This note was part of a lease termination agreement we executed with Cardelco relating to a lease for office space in San Diego, California. The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 was paid in form of a short-term promissory note.

Receivables Purchase Agreement

On May 12, 2008, we repaid the full amount owing to Silicon Valley Bank pursuant to the Receivables Purchase Agreement, and the Receivables Purchase Agreement was terminated. See also Note 4 to our Consolidated Financial Statements, “Financing Arrangements” set forth in Item 8 of this report, for additional information on the Receivables Purchase Agreement.

Commissions Payable-Interest Bearing

As part of verbal agreements with certain of our independent marketing agents, we periodically place commissions payable on a deferred payment schedule. As of June 30, 2009 and 2008 we had placed $276,065 and $200,000, respectively, of commissions payable on a deferred payment schedule with interest accumulating at a rate of 10% per annum. These independent marketing agents have agreed to allow us to retain accrued commissions that normally would have been paid to them and use those amounts for our working capital purposes. We have verbally agreed to repay these commissions plus interest when requested by the participating independent agents. Accrued interest expense, relating to these commissions payable, as of June 30, 2009 and 2008 was $14,383 and

$2,180 respectively.

Critical Accounting Policies – Current Business

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

Our critical accounting policies are as follows:
•	marketing commissions receivable;
•	valuation of long-lived assets;
•	commissions payable; and
•	revenue recognition.
•	share-based compensation expense

Marketing Commissions Receivable

Marketing commissions receivable represent amounts due from outside vendors of telecommunication products . Typically outside vendors pay commissions due to us 45 to 60 days after the usage month-end. As indicated below, we recognize these commissions receivable at the time they are earned. Marketing commissions receivable balance at June 30, 2009 and 2008 was $395,087 and $437,752 respectively, net of allowance for bad debt of $29,661 and $164,604 for the years ending June 30, 2009 and 2008 respectively.

Valuation of Long-Lived Assets

Our intangible assets consist of intellectual property and employment and non-compete agreements relating to the acquisition of the assets of Commission River, Inc. The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. These intangible assets have been and are being amortized over 3 years on a straight-line basis. Amortization expense totaled $274,952 and $155,554 for the years ended June 30, 2009 and 2008, respectively. The remaining useful life of the intangible assets was 17 months as of June 30, 2009.

We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows over the remaining economic life of the related asset. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.  Given the adverse financial market conditions, the current and projected economic conditions, and the decrease in revenues and cash flows experience by our business, we evaluated the recoverability of the Intangible Assets at June 30, 2009.    As of June 30, 2009, the carrying value of the Employee and non-compete agreements was greater than the fair value which was determined by comparing the undiscounted future cash flows generated by the Employee and non-compete agreements over the remaining life of the related contracts.  As a result of this evaluation, we impaired $188,891, which was the entire remaining balance of the Intangible Assets relating to the Employment and non-compete agreements. The impairment takes into account management’s projection that undiscounted cash flows generated by the business over the remaining life of the employment and non-compete agreements were not sufficient to cover any carrying value for these Intangible Assets.

Commissions Payable

Commissions payable represent amounts due to independent agents for commissions related to the usage or sales for which we are due marketing commissions revenue from our outside vendors. It is our policy to pay commissions to our independent agents only after receiving commissions due from our outside vendors, although we book the obligation to pay such commissions at the time of the sale. This policy results in approximately two months of commissions payable being included in the balance at any point in time.

Revenue Recognition

Marketing commissions revenue is recognized at the time the customer has been accepted by the vendor and/or received the product from the vendor or is under contract with the vendor and receiving the services. In those cases where services continue over future periods, revenue is recognized when delivery of the service to the customer has occurred, the fee is fixed or determinable, collection by the vendor from the customer has been made or is probable and the vendor payment of commissions to us is probable.

Management has determined that the Company is acting as a principal under the guidance of Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting revenue gross as a participant versus net as an agent, and as such, recorded the marketing commission revenue and expense on a gross basis.  This is principally due to the Company maintaining the credit risk with the independent agents.

Share-Based Compensation Expense

Effective January 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment (revised 2004)” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2008 and 2007 included the cost for options which were granted prior to January 1, 2007, as determined under the provisions of SFAS No. 123. See Note 6 below.

The Company records compensation expense related to non-employees under the provisions of SFAS 123R and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services ("EITF 96-18"), and recognizes compensation expenses over the vesting period of such awards.

Critical Accounting Policies – Proposed Oil and Gas Business

We are now considering, but have not yet established any critical accounting policies for the proposed oil and gas business.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 did not have an impact on our consolidated financial statements.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Our adoption of SFAS No. 141R related to our proposed entry into the oil and gas business may have a material impact on our 2010 consolidated financial statements.

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

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential impact, if any, of FSP 142-3 on its financial statements.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact of adoption of EITF 07-5 on our financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This standard is not expected to result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The provisions for SFAS 165 were effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this standard on June 30, 2009, and the impact of the adoption was not significant. Subsequent events through September 2, 2009 were evaluated.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009 (year ending June 30, 2010 for the Company).

Off-Balance Sheet Arrangements

We do not have any transactions, obligations, or relationships that would be considered off-balance sheet arrangements.

Item 7A.           Qualitative and Quantitative Disclosures About Market Risk

Not Applicable.

Item 8.            Financial Statements and Supplementary Data.

Our consolidated financial statements, together with accompanying footnotes, and the report of our independent registered public accounting firm, are set forth below.

BAYHILL CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2009 and 2008
and
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BayHill Capital Corporation
South Jordan, Utah

We have audited the accompanying consolidated balance sheets of BayHill Capital Corporation (the “Company”) and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayHill Capital Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

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

Ehrhardt Keefe Steiner & Hottman PC

September 2, 2009
Denver, Colorado

BayHill Capital Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS
	As of
	June 30, 2009	June 30, 2008
CURRENT ASSETS
Cash	$68,947	$-
Marketing commissions receivable, net	395,087	437,752
Other current assets	-	7,200
Total current assets	464,034	444,952
NON-CURRENT ASSETS
Intangible assets, net	188,891	644,446
Deposits and other assets	400	8,807
Total long-term assets	189,291	653,253
TOTAL ASSETS	$653,325	$1,098,205

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$78,045	$517,693
Accrued liabilities	104,351	80,949
Commissions payable	677,532	531,595
Financing arrangements	4,000	171,614
Net current liabilities of discontinued operations	38,883	38,883
Total current liabilities	$902,811	$1,340,734
Commitments and contingencies
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 400,000 shares authorized, no shares issued and outstanding at June 30, 2009 and 2008 respectively	$—	$—
Common stock $.0001 par value, 100,000,000 shares authorized; 2,635,560 and 1,885,470 shares issued and outstanding at June 30, 2009 and 2008 respectively	263	188
Additional paid-in capital	16,551,941	16,082,635
Accumulated deficit	(16,801,690)	(16,325,352)
Total stockholders' deficit	(249,486)	(242,529)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$653,325	$1,098,205

See notes to consolidated financial statements.

BayHill Capital Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30, 2009	June 30, 2008
REVENUE
Marketing commissions	$2,963,188	$4,122,517
OPERATING EXPENSES
Marketing commissions	1,900,523	2,671,217
Selling, general and administrative	1,164,541	3,171,326
Amortization	274,952	155,554
Impairment charge	188,891	—
Total operating expenses	3,528,907	5,998,097
Loss from Operations	(565,719)	(1,875,580)
Other Income and Expense
Other Income	157,041	—
Interest Expense	(67,660)	(461,721)
Total Other Income and Expense	89,381	(461,721)
Loss from continuing operations before income taxes	(476,338)	(2,337,301)
Income taxes	—	—
Loss from continuing operations	(476,338)	(2,337,301)
Loss from discontinued operations	—	(44,590)
NET LOSS	(476,338)	(2,381,891)
Preferred dividends	—	(11,667)
Net loss attributable to common shareholders	$(476,338)	$(2,393,558)
Basic and diluted weighted average number of common shares outstanding:	2,085,624	968,001
Basic and diluted loss per common share:
Continuing operations	(.23)	(2.43)
Discontinued operations	—	(.05)
TOTAL	$(.23)	$(2.48)

See notes to consolidated financial statements.

BayHill Capital Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended June 30, 2009 and 2008

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – June 30, 2007	500,000	50	210,710	21	12,642,011	(13,943,461)	(1,301,379)

Beneficial conversion feature	—	—	—	—	266,529	—	266,529

Sale of CBSi			(24,921)	(2)	(14,456)	—	(14,458)

Preferred Stock Conversion	(500,000)	(50)	10,000	1	49	—	—

Conversion of accounts payable and debt	—	—	153,084	15	213,765	—	213,780

Conversion of BayHill Capital LC notes	—	—	703,930	70	921,153	—	921,223

Commission River acquisition	—	—	320,000	32	799,968	—	800,000

Issuance of stock for compensation	—	—	512,667	51	1,253,616	—	1,253,667

Net loss	—	—	—	—	—	(2,381,891)	(2,381,891)

Balance – June 30, 2008	-	$—	1,885,470	$188	$16,082,635	$(16,325,352)	$(242,529)

Beneficial conversion feature	—	—	—	—	13,058	—	13,058

Conversion of accounts payable and debt	—	—	538,588	54	258,311	—	258,365

Issuance of stock for compensation	—	—	211,502	21	197,937	—	197,958

Net loss	—	—	—	—	—	(476,338)	(476,338)

Balance – June 30, 2009	—	$—	2,635,560	$263	$16,551,941	$(16,801,690)	$(249,486)

See notes to consolidated financial statements.

BayHill Capital Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(476,338)	$(2,381,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization	274,952	155,554
Marketing commissions receivable written off	—	203,000
Provision for doubtful commission receivables	—	242,000
Impairment of investment in CBSi	—	137,742
Impairment of intangible assets	188,891	—
Issuance of stock as compensation	197,958	1,253,667
Amortization of note discount included in interest expense	13,058	266,529
Gain on conversion of debt	(40,878)	-
Sale of Cognigen Business Systems, Inc.	-	(14,458)
Changes in assets and liabilities:
Marketing commissions receivable	42,665	(69,212)
Other current assets	7,319	17,352
Deposits and other assets	—	30,849
Accounts payable	(373,905)	103,605
Accrued liabilities	23,402	(23,397)
Commissions payable	145,937	(68,714)
Other liabilities	—	(1,633)
Net cash provided by (used in) continuing operations	3,061	(149,007)
Net cash used in discontinued operations	—	(52,072)
Net cash provided by (used in) operating activities	3,061	(201,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financial arrangements	150,000	695,000
Payments on financing arrangements	(84,114)	(496,252)
Other	—	2,331
Net cash provided by financing activities	65,886	201,079
Net increase in cash	68,947	—
Cash – beginning of the year	—	—
Cash – end of the year	$68,947	$—

(Continued on following page)

See notes to consolidated financial statements.

BayHill Capital Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued from previous page)

Supplemental disclosure of cash flow information:

Cash paid for interest was $33,860 and $132,009 for the years ended June 30, 2009 and 2008, respectively.

During the year ended June 30, 2009, we issued the following restricted common shares for those reasons and values identified below (See Note 6 to these consolidated financial statements):

	Shares	Value
Settlement of accounts payable and notes	538,588	$258,365

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BayHill Capital Corporation (“we”, “us”, “Company” or “BHCC”), formerly Cognigen Networks, Inc., was incorporated in May 1983 in the State of Colorado. We market and sell services and products through independent commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services. Historically, we have generated revenues in two ways:

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

On March 31, 2008, we held a special meeting of shareholders at which our shareholders approved a series of proposals previously approved by our Board of Directors. These proposals consisted of (i) a proposal to amend our Articles of Incorporation to effect a reverse split of the outstanding shares of our common stock pursuant to which each 50 shares of our pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of our post-split common stock, (ii) a proposal to amend our Articles of Incorporation to reduce the number of authorized shares of our common stock from 300,000,000 shares, $.001 par value per share, to 100,000,000 shares, $.0001 par value per share, and the number of authorized shares of our preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $.0001 par value per share, (iii) a proposal to amend our Articles of Incorporation to change our name to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the reincorporation of BHCC, (iv) a proposal to reincorporate BHCC under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

Based upon the approval of our shareholders at the March 31, 2008 special meeting, effective April 23, 2008 our management completed the actions necessary to effect the name change, reverse stock split, Delaware reincorporation and reduction in the number of authorized shares of common and preferred stock. Our common stock began trading on April 23, 2008 on a post-split basis under the symbol "BYHL." All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split unless otherwise indicated.

Through our network of independent agents, we sell third party or outside vendor products and services, to customers and subscribers worldwide. Long distance and commercial telecommunications services make up the major portion of our sales with wireless communications, residential broadband services, VoIP services, and other products in our sales mix. As an agent, we have contractual agreements with a variety of product and service vendors that provide us with a commission percentage of any sales made through one of our supported web sites. As agent, we sell the products and services of industry product and service providers such as, AccuLinq, Simplexity, Telarus, Packet8, Lingo, Pioneer Telephone, TCI, and PowerNet Global,. Our operations are, in large part, dependent on our continued affiliation with the third-party providers of the products and services that our independent agents sell.

During the fiscal year ended June 30, 2008, the Company issued to BayHill Capital, LC, which was managed by two of our executives, 703,930 shares of common stock for conversions of a series of notes. In addition, the Company issued to Commission River, Inc., which is owned by two executives of our wholly owned subsidiary, 320,000 shares of common stock pursuant to an Asset Purchase Agreement. These shares represented approximately 37% and 17% respectively of the outstanding common stock at June 30, 2009 and 2008.

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

We established an allowance for doubtful accounts as of June 30, 2009 to provide for potential uncollectible accounts receivable determined to be uncollectible. The Allowance for Doubtful Accounts as of June 30, 2009 and 2008 was $29,661 and $164,604 respectively.

Commission revenue from our two largest vendors generated approximately 61% and 60%, respectively, of our total revenue for the years ended June 30, 2009 and 2008. Of the above percentages, 47% and 45% of our revenue respectively, were generated from Telarus, Inc. which is owned by two executive officers of Commission River.

Intangible Assets

On November 30, 2007, we acquired the assets of Commission River, Inc. in an asset purchase transaction. The assets acquired consisted of intellectual property valued at $400,000 and employment and non-compete agreements valued at $400,000. The net carrying amount and future estimated amortization expense as of June 30, 2009 was as follows:

Amortized Intangible Assets	Net Carrying Amount	Accumulated Amortization	Net Intangibles
Intellectual Property	$400,000	$211,109	$188,891
Employment and non-compete agreements	$211,109	211,109	$-
	$611,109	$422,218	$188,891

Year ending June 30,	Estimated Amortization Expense
2010	133,332
2011	55,559

Total	$188,891

The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the net intangible balance. These intangible assets have been, and are being, amortized over 3 years on a straight-line basis, since this was the combined time of the employment and non-complete agreements, the software will have been replaced through attrition, and the marketing value of the Company will have received the benefit from the value of the name. Amortization expense, based on the 3 year straight-line basis totaled $266,664 and $155,554 for the years ended June 30, 2009 and 2008, respectively. The weighted-average remaining useful life of the intangible assets was 17 months as of June 30, 2009.

We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows over the remaining economic life of the related asset. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Given the adverse financial market conditions, the current and projected economic conditions, and the decrease in revenues and cash flows experience by our business, we evaluated the recoverability of the Intangible Assets at June 30, 2009.    As of June 30, 2009, the carrying value of the Employee and non-compete agreements was greater than the fair value which was determined by comparing the undiscounted future cash flows generated by the Employee and non-compete agreements over the remaining life of the related contracts.  As a result of this evaluation, we impaired $188,891, which was the entire remaining balance of the Intangible Assets relating to the Employment and non-compete agreements and therefore reduced the carrying amount of the asset to $211,109.

The impairment takes into account management’s projection that undiscounted cash flows generated by the business over the remaining life of the employment and non-compete agreements were not sufficient to cover any carrying value for these Intangible Assets.

Commissions Payable

Commissions payable represent amounts due to independent agents for commissions related to the usage or sales for which we are due marketing commissions revenue from its outside vendors. It is our current policy to pay commissions to our independent agents only after receiving commissions due from its outside vendors. This policy results in approximately two months commission payable at any point in time.

Share-based Compensation

Effective January 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment (revised 2004)” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2008 and 2007 included the cost for options which were granted prior to January 1, 2007, as determined under the provisions of SFAS No. 123. See Note 6 below.

The Company records compensation expense related to non-employees under the provisions of SFAS 123R and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services ("EITF 96-18"), and recognizes compensation expenses over the vesting period of such awards.

Derivative Financial Instruments

We analyze convertible debentures under the guidance provided by Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”) and Emerging Issues Task Force Issue No. 05-02, Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19, (“EITF 05-02”) and review the appropriate classification under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), and EITF 00-19.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as derivative instrument liabilities. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

Certain instruments, including convertible debt and equity instruments and the freestanding warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential penalties are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, (“SFAS 5”).

When the embedded conversion option in a convertible debt instrument is not required to be bifurcated and accounted for separately as a derivative instrument, we review the terms of the instrument to determine whether it is necessary to record a beneficial conversion feature, in accordance with Emerging Issues Task Force Issue No. 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-05”), and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”). When the effective conversion rate of the instrument at the time it is issued is less than the fair value of the common stock into which it is convertible, we recognize a beneficial conversion feature, which is credited to equity and reduces the initial carrying value of the instrument.

When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received in accordance with Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APB 14”), to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

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

Management has determined that the Company is acting as a principal under the guidance of Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting revenue gross as a participant versus net as an agent, and as such, recorded the marketing commission revenue and expense on a gross basis.  This is principally due to the Company maintaining the credit risk with the independent agents.

Advertising Costs

We expense advertising costs as incurred. Total advertising costs for the years ended June 30, 2009 and 2008 were $894 and $16,067, respectively.

Loss Per Share

Basic loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share, where applicable, is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. All potential common shares that have an anti-dilutive effect on diluted per share amounts are excluded in determining the diluted loss per common share. Stock options and warrants exercisable into 18,500 common shares as of June 30, 2008, were excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive. During the year ended June 30, 2009, all outstanding options and warrants were cancelled.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Our adoption of SFAS No. 141R related to our proposed entry into the oil and gas business may have a material impact on our 2010 consolidated financial statements.

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

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential impact, if any, of FSP 142-3 on its financial statements.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact of adoption of EITF 07-5 on our financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This standard is not expected to result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The provisions for SFAS 165 were effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this standard on June 30, 2009, and the impact of the adoption was not significant. Subsequent events through September 2, 2009 were evaluated.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for

SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009 (year ending January 2, 2010 for the Company).

NOTE 2 – DISCONTINUED OPERATIONS

Cognigen Business Systems, Inc.

During the fiscal years ended June 30, 2007 and June 30, 2006 and the fiscal quarter ended September 30, 2007, we generated revenue from CBSi’s operations in the amount of $58,463, $0 and $15,233, respectively. During the same period (July 1, 2005 through September 30, 2007), we incurred in excess of $600,000 in expenses associated with the CBSi operations. After reviewing the activities and operations of CBSi, our Board of Directors concluded that the large losses generated by CBSi, and the projected amount of cash required to develop and market the intended CBSi products, did not warrant further investment in CBSi or continued marketing and sale of the CBSi products. Our Board of Directors determined that it was in the best interests of BHCC and our shareholders to focus our efforts on continuing to develop its historical agent marketing business and, on August 31, 2007 we sold our its 100% ownership in CBSi to Carl Silva and ABP, for 24,921 shares of our common stock valued at $14,458 and the retention of $30,844 of CBSi-related accounts payable. In conjunction with this sale, the employment agreement and all benefits related thereto with Carl Silva were terminated and or relinquished. All other agreements with ABP were also terminated. The 24,921 shares of our common stock we received in the transaction were cancelled.

The following is financial information as of June 30, 2009 and 2008 relative to discontinued operations described above.

Current liabilities
Accrued liabilities	$38,883
Net current liabilities of discontinued operations	$38,883

Year Ended June 30, 2008
Total revenue	$22,535
Operating expenses	67,125
Loss from operations	$(44,590)
Other non-operating	-
Income taxes	-
Loss from discontinued operations	$(44,590)

NOTE 3 – GOING CONCERN

Cash flows generated from operations, advances pursuant to our financing arrangements and cash from advances by an officer and a director were sufficient to meet our working capital requirements for the year ended June 30, 2009, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We had a working capital deficit of $438,777 as of June 30, 2009, incurred $476,338 in losses from continuing operations, and generated $3,061 in cash flows from operations for the year ended June 30, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

During the fiscal year ended June 30, 2009, two persons, an officer and a director of the Company, advanced $150,000 to the Company. All of these notes and accrued interest, were converted into 404,351 shares of our common stock during the fiscal year ended June 30, 2009 (see Note 6 to these consolidated financial statements).

In order to continue as a going concern, we plan to obtain additional debt or equity financing, increase revenues, and continue to decrease selling and administrative costs to increase cash flows from operations. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to reduce our operating costs and expenses, or that cash flows from operations will produce adequate cash flow to enable us to meet all our future obligations or to be able to expand. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

NOTE 4 – FINANCING ARRANGEMENTS

Our financing arrangements as of June 30, 2009 consisted of:

Note Payable to Cardelco	$4,000

Secured Term Loan with VenCore Solutions, Inc.

On October 10, 2006, we entered into an agreement with VenCore Solutions, Inc. (“VenCore”) to borrow $250,000 under a term loan to be repaid by making monthly payments of $9,000, which included interest at 16.7% per annum. The loan was fully amortizable over 36 months. The loan documents contained certain covenants, which included the requirement of VenCore’s approval of the disposition of any of our material assets, a prohibition against our incurrence of additional liens on our assets or the change of creditors. As part of our agreement with VenCore, we issued to VenCore warrants to purchase 1,500 shares of our restricted common stock valued at $5,093. The warrants have an exercise price of $6.00 per share and are exercisable for up to seven years from date of grant. We granted VenCore a lien on substantially all of our assets. We also paid to VenCore commitment and documentation fees of $5,500. These fees were amortized over three years as an adjustment to interest expense. As of June 30, 2008 the remaining principal and accrued interest balance was $166,614. In July 2008 we entered in to a “Payment Restructure Agreement” with VenCore whereby VenCore converted $83,500 of the term loan into an unsecured 12% convertible note due September 30, 2009 which was convertible, at the option of VenCore, into no more than 66,800 shares of our common stock. In addition, VenCore was granted a two-year warrant to purchase 20,875 shares of common stock at an exercise price of $2.00 per share. The remaining original note balance of $83,321, along with interest at 16.7%, is to be paid in monthly payments of an amount equal to the greater of $5,000 per month or 10% of any debt or equity funding we receive in any given month. We paid VenCore $1,000 for documentation fees in relation to the Payment Restructure Agreement, which was expensed. During the year ended June 30, 2009 the conversion feature within this convertible promissory note and warrants resulted in the Company recording a beneficial conversion feature of $13,058 and an increase to debt discount, which was recorded as interest expense. In April 2009, when the balance of the original note was $65,000 and the balance on the convertible note was $91,015, we entered into a settlement agreement with VenCore whereby we paid to VenCore $65,000 and issued to them 98,307 unregistered shares of our common stock in full settlement of all obligations and for their cancellation of all warrants.  As the common stock was trading at $0.51 per share on the settlement date, the Company recognized a $40,878 gain on conversion of debt which is included in Other Income in the Consolidated Statement of Operations.  At June 30, 2009 we have no further obligations to VenCore.

Note Payable to Cardelco

On December 31, 2007, we entered into a short-term promissory note with Cardelco, LLC (“Cardelco”) in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid. The note did not bear interest unless default occurred, at which time interest would accrue at 10% per annum. This note was part of a lease termination agreement we executed with Cardelco relating to a lease for office space in San Diego, California. The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and

$25,000 was paid in form of a short-term promissory note. As of June 30, 2009, we were in default and $4,000 remained unpaid on the note.

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

Commissions Payable

As part of verbal agreements with certain of our independent marketing agents, we periodically place commissions payable on a deferred payment schedule. As of June 30, 2009 and 2008 we had placed $276,065 and $200,000, respectively of commissions payable on a deferred payment schedule with interest accumulating at a rate of 10% per annum. These independent marketing agents have agreed to allow us to use accrued commissions that normally would have been paid to them for our working capital purposes. We have verbally agreed to repay these commissions plus interest when requested by the participating independent agents. Accrued interest expense, relating to these commissions payable, as of June 30, 2009 and 2008 was $14,383 and $2,180 respectively.

Related Party Borrowings

See Note 8 for a detail of borrowings with related parties that were both issued and converted during the years ended June 30, 2009 and 2008.

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

Temporary differences between the financial statement and tax basis of our assets result primarily from differing depreciation and amortization, provision for doubtful accounts, net operating loss carry forwards and the recognition of certain expenses for financial statement purposes and not for tax purposes. We had approximately $4,300,000 of net operating loss carry forwards as of June 30, 2009, which expire in varying amounts through 2028, if unused. A change in our ownership of more than 50% occurred during the year ended June 30, 2008. As such, according to the Internal Revenue Code, our net operating loss carry forwards may be limited as to their utilization in future periods.

Temporary differences and carry forwards giving rise to a significant portion of deferred tax assets (liabilities) at June 30, 2009 and 2008 were as follows:

Assets:	2009	2008
Current
Allowance for doubtful accounts	$11,123	$55,965
Vacation accruals	9,303	5,106

Long-term
Accrued compensation	18,751	13,124
Intangibles	197,541	52,888
Cancelled checks	45,514	42,830
Beneficial ownership conversion feature	104,845	90,620
Other	21,593	-
Net operating loss carry forwards	1,584,484	1,339,467
Less valuation allowance	(2,019,925)	(1,600,000)
	$-	$-

As discussed in Note 1 to these consolidated financial statements, during the year ended June 30, 2009, the Company entered into a series of stock transactions that culminated in a 50% change in control in the ownership of our common stock. Our ability to utilize the full benefit or our net operating losses for tax purposes may be limited under Section 382 due to the changes in control.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

	For the Years Ended
	June 30,
	2009	2008
Income tax expense (benefit) at the statutory rate	$(161,955)	$(809,843)
State income taxes, net of benefit	(23,454)	-
Cantara agency buyout	(56,250)	-
Change in valuation allowance	406,705	808,843
Change in effective tax rate	(166,067)	-
Other	1,021	1,000
Deferred income tax expense (benefit)	$-	$-

Effective July 1, 2007, we adopted the provision of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting of Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulation change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated financial statements. The result of the assessment of our tax positions in accordance with FIN 48 did not have a material impact on our consolidated financial statements for the year ended June 30, 2009. Our federal tax returns for all years after June 30, 2005 and state tax returns after June 30, 2004 are subject to future examination by tax authorities for all our tax jurisdictions. It is our policy to record costs associated with interest and penalties related to tax in the selling, general and administrative line of the consolidated statements of operations.

NOTE 6 - STOCKHOLDERS' EQUITY

Special Meeting of the Shareholders

On March 31, 2008, we held a special meeting of shareholders at which our shareholders approved a series of proposals previously approved by our Board of Directors. These proposals consisted of (i) a proposal to amend our Articles of Incorporation to effect a reverse split of the outstanding shares of our common stock pursuant to which each 50 shares of our pre-split common stock issued and outstanding as of the effective date of the reverse split would be exchanged for one share of our post-split common stock, (ii) a proposal to amend our Articles of Incorporation to reduce the number of authorized shares of our common stock from 300,000,000 shares, $.001 par value per share, to 100,000,000 shares, $.0001 par value per share, and the number of authorized shares of our preferred stock from 20,000,000 shares, no par value per share, to 400,000 shares, $.0001 par value per share, (iii) a proposal to amend our Articles of Incorporation to change our name to BayHill Capital Corporation and make other changes necessary to facilitate the foregoing actions and the reincorporation of BHCC, (iv) a proposal to reincorporate BHCC under the laws of the State of Delaware, and (v) a proposal to adopt the Cognigen Networks, Inc. 2008 Stock Incentive Plan.

Based upon the approval of our shareholders at the March 31, 2008 special meeting, effective April 23, 2008 our management completed the actions necessary to effect the name change, reverse stock split, Delaware reincorporation and reduction in the number of authorized shares of common and preferred stock. Our common stock began trading on April 23, 2008 on a post-split basis under the symbol "BYHL." All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split unless otherwise indicated.

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

As of June 30, 2009 and 2008 we had authorized 400,000 shares of Preferred Stock. There were no shares of Preferred Stock outstanding as of June 30, 2009 or 2008.

Common Stock

Cash Advance from Affiliates

During the fiscal year ended June 30, 2009, we obtained advances of $150,000 in cash funds for use as working capital as follows: (a) $100,000 from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer, (b) $25,000 from Vector Capital, a company that is affiliated with our Chief Executive Officer, and (c) $25,000 from James Jensen, chairman of our board of directors. During the year ended June 30, 2009, these advances together with accrued interest were converted into notes and the notes were converted into the Company’s common stock. See “Settlement of Accounts Payable and Notes” below.

BayHill Capital, LC (Related Party)

As set forth in the table below, on June 15, 2007 and June 28, 2007, BayHill Capital, LC, an entity which is affiliated with two of our executive officers (one of whom is also a director), extended to the Company short-term convertible notes in the amount of $100,000 and $150,000, respectively.  Both of these notes, together with accrued interest, were converted in October, 2007 into shares of the Company’s common stock. On September 26, 2007 and November 5, 2007 BayHill Capital, LC extended to the Company convertible notes in the amount of $30,000 and $150,000 respectively. Both or these notes, together with accrued interest, were converted on March 31, 2008 into shares of the Company’s common stock. The conversion feature within these four notes resulted in the Company recording a beneficial conversion feature in stockholders equity of $266,529 and a charge to interest expense for that amount, in the Company’s statement of operations. In addition to the above convertible notes, from December 5, 2007 through May 27, 2008, BayHill Capital, LC, extended to the Company a series of short-term, non-convertible notes totaling $465,000.  All of these notes, together with  and accrued interest, were converted into shares of our common stock in multiple transactions during the fiscal year ended June 30, 2008. The following table sets forth the information relating to each of these notes and the number of shares of our common stock issued upon their conversion:

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

The unaudited pro forma combined condensed statement of operations for the year ended June 30, 2008 has been included below to illustrate the pro forma effects of the acquisition of Commission River, Inc. and give effect to the acquisition as if it had occurred on July 1, 2007. All pro forma information has been prepared for information purposes only and does not purport to be indicative of the results of operations had the acquisition actually occurred on the dates indicated or results of operations had the acquisition actually occurred on the date indicated or results of operations to be expected in the future.

June 30, 2008
(Unaudited)
Marketing commissions revenue	$4,144,082

Loss from continuing operations	$(2,620,699)
Loss from discontinued operations	$(44,590)

Net loss attributable to common shareholders	$(2,676,956)
Basic and diluted loss per common share:
Continuing operations	$(2.71)
Discontinued operations	$(.05)
Total	$(2.76)

Compensation to Officers and Directors

During the year ended June 30, 2009 we issued the following unregistered shares of common stock as compensation for the reasons identified:

	Shares	Value
Compensation for Board of Directors fees	101,528	$110,033
Compensation to management	109,974	87,925
	211,502	$197,958

During the year ended June 30, 2008 we issued the following restricted shares of common stock as compensation for the reasons identified:

	Shares	Value
Compensation for Board of Directors fees	114,000	$267,000
Compensation to management	348,667	871,667
Compensation to consultants	50,000	115,000
	512,667	$1,253,667

The values recorded for 2009 and 2008 for compensation were recorded at the closing market price of our common stock on the dates our Board of Directors approved the respective issuances.

Settlement of Accounts Payable, Accrued Expenses and Notes

During the fiscal year ended June 30, 2009, we settled outstanding accounts payable and accrued liabilities to vendors and service providers for savings to the Company of $18,320, in addition we wrote off $27,557 of accounts payable that we either disputed or had no documentation of delivery of goods or services relating to the amounts outstanding.  These amounts are included in Other Income in our Statement of Operations for the year ended June 30, 2009.

During the year ended June 30, 2009 we issued the following unregistered common shares for the reasons and deemed values identified below:

	Shares	Value
Settlement of accounts payable to Acadia	2,760	$3,450
Settlement of accounts payable to Commission River, Inc.	33,170	43,039
Conversion of James U Jensen note	65,623	26,249
Settlement of VenCore Solutions note	98,307	50,137
Conversion of Little Hollow Farms, Inc. note	271,853	108,741
Conversion of Vector Capital, LLC note	66,875	26,750
	538,588	$258,365

During the year ended June 30, 2008 we issued the following restricted common shares for the reasons and deemed values identified below:

	Shares	Value
Settlement of accounts payable to BayHill Capital LC	6,667	$10,000
Settlement of accounts payable to Telarus	60,000	75,000
Settlement of accounts payable to former directors and officers	32,399	48,598
Settlement of other accounts payable	13,618	29,682
Conversion of Vector Capital, LLC note	40,400	50,500
	153,084	$213,780

The values recorded for 2009 and 2008 to the settlement of outstanding liabilities, conversion of notes payables and related accrued interest were all recorded at contractually stated or negotiated amounts. The values of all other transactions were recorded at the closing market price of our common stock on the dates our Board of Directors approved the respective issuances.

On April 7, 2008, Vector Capital LLC extended to us a short-term loan of $50,000 with interest at 12% per annum. This note plus accrued interest of $500 was converted on June 27, 2008 into 40,400 shares of our common stock. Vector Capital is affiliated with our Chief Executive Officer.

Cognigen Business Systems, Inc.

On August 31, 2007, we repurchased 24,921 shares of our common stock in connection with the sale of CBSi. These shares were valued at $14,458 and were cancelled upon repurchase (See Note 2 to these consolidated financial statements).

Stock Options

At a special meeting of our shareholders held on March 31, 2008, our shareholders approved a proposal to adopt our 2008 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on April 23, 2008. Directors, employees, consultants and advisors of BHCC and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Compensation Committee of our Board of Directors. The Stock Incentive Plan will continue until April 23, 2018. A maximum of 300,000 shares of our common stock (after giving effect to the reverse split of our common stock which became effective on April 23, 2008) are available for issuance under the Stock Incentive Plan. The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards. Our Board of Directors may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan. As of June 30, 2009, we had made no awards under the Stock Incentive Plan.

We also have established the 2001 Incentive and Nonstatutory Stock Option Plan (the “Plan”), which authorizes the issuance of up to 12,500 shares of our common stock (after giving effect to the reverse split of our common stock which became effective on April 23, 2008). The Plan will remain in effect until 2011 unless terminated earlier by an action of our Board of Directors. Employees, directors and consultants of BHCC are eligible to receive options under the Plan at the discretion of our Board of Directors. Options issued under the Plan vest according to the individual option agreement for each grantee.

We did not grant any stock options during the years ended June 30, 2009 or 2008. As of June 30, 2009 there were no stock options outstanding. During the year ended June 30, 2009, the remaining 13,000 outstanding stock options either expired or were cancelled.

The following table presents the activity for options outstanding during the year ended June 30, 2008:

	Stock Options	Weighted Average Exercise Price
Outstanding - June 30, 2007	18,040	14.00
Granted	–	–
Forfeited/canceled	(5,040)	17.51
Exercised	–	–
Outstanding - June 30, 2008	13,000	$11.12

Warrants

We granted, and within 30 days cancelled, warrants to purchase 42,500 shares of our common stock during the year ended June 30, 2008.

The following table presents the activity for warrants outstanding during the year ended June 30, 2009 and 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding - June 30, 2007	12,500	$26.50
Issued	42,500	2.00
Forfeited/canceled	(49,500)
Exercised	–	7.02
Outstanding - June 30, 2008	5,500	$12.60
Issued	20,875	2.00
Forfeited/canceled	(26,375)
Outstanding - June 30, 2009	-	$-

We have included the expense of the foregoing warrants, for the year ended June 30, 2008, in general and administrative expenses based on a calculation using the Black-Scholes Model.  No amount of expense was recorded for the year ended June 30, 2009 since the amount was de minimus.

	2009	2008
Approximate risk-free rate	2.09%	2.11%
Average expected life	.5	1.0
Dividend yield	0%	0%
Volatility	110%	107%
Estimated fair value of warrants granted	$447	$1,827

The outstanding warrants, as of June 30, 2008, are exercisable and had a weighted average remaining contractual life of 1.9 years. There were no outstanding warrants at June 30, 2009.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of June 30, 2009. On December 31, 2007, we entered into a lease termination agreement with Cardelco, which is described in more detail in Note 4 to these consolidated financial statements.

We currently sublease approximately 160 square feet of space on a month to month basis at approximately $1,100 per month.

NOTE 8 – RELATED PARTY ACTIVITY

Cash Advance from Affiliates

During the fiscal year ended June 30, 2009, we obtained advances of $150,000 in cash funds for use as working capital as follows: (a) $100,000 from Little Hollow Farms, Inc., a company that is affiliated with our Chief Executive Officer, (b) $25,000 from Vector Capital, a company that is affiliated with our Chief Executive Officer, and (c) $25,000 from James Jensen, chairman of our board of directors. During the year ended June 30, 2009, these advances together with accrued interest were converted into notes and the notes were converted into the Company’s common stock. See “Settlement of Accounts Payable and Notes” above.

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

ClearWater Governance Group, LLC

During the years ended June 30, 2009 and 2008 we accrued fees, for legal services, from ClearWater Governance Group, LLC, (ClearWater) of $36,000 and $2,500 and made cash payments of $6,000 and $500 respectively. We paid out of pocket expenses of $1,000 and issued 32,000 shares of our common stock in settlement of the remaining amount due of $32,000 during the year ended June 30, 2009. Mr. James U. Jensen, our board chairman, is the CEO of ClearWater.

Telarus, Inc.

Commission revenue from our two largest vendors generated approximately 61% and 60%, respectively, of our total revenue for the years ended June 30, 2009 and 2008. The larger of these two vendors is Telarus, Inc. (“Telarus”) which is owned by two executive officers of Commission River. Of the above percentages, 47% or $1,430,518 and 45% or $1,463,560 of our revenue respectively, were generated from Telarus. Commissions receivable from Telarus at June 30, 2009 and June 30, 2008 were 236,000 and $240,000 respectively.

During the years ended June 30, 2009 and 2008, we recorded expenses of $9,058 and $79,303 respectively for payments to Telarus for services performed by the employees of Telarus and expenses paid on our behalf. On March 31, 2008, upon the approval of our Board of Directors, Telarus converted $75,000 of the accrued amount into 60,000 shares of our common stock. We plan to continue using the services of Telarus employees on a limited basis in the future. Services provided by Telarus include the performance of various software development projects which are limited in scope. We are billed for Telarus’ services on an hourly basis. Those billings are reviewed and approved by one of our executive officers who is not affiliated with Telarus. We anticipate that the expense of services provided by Telarus will be less than $10,000 per month in the future.

NOTE 9 – SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter ended June 30, 2009, we settled $22,600 in accrued liabilities for $4,280 in cash payments, resulting in a difference of $18,320 which is included as Other Income.  We recorded an additional $27,557 as Other Income that related to our write-off of accounts payable that we either disputed or had no documentation of delivery of goods or services.  In addition, we issued the following unregistered common shares for the reasons and deemed values identified below:

	Shares	Value
Conversion of James U Jensen note	65,623	$26,249
Settlement of VenCore Solutions note	98,307	50,137
Conversion of Little Hollow Farms, Inc. note	271,853	108,741
Conversion of Vector Capital, LLC note	66,875	26,750
	538,588	$258,365

The values recorded for the settlement of outstanding liabilities, conversion of notes payables and related accrued interest were all recorded at contractually stated or negotiated amounts. The values of all other transactions were recorded at the closing market price of our common stock on the dates our Board of Directors approved the respective issuances.  As a result of the issuance of shares in settlement of the VenCore Solutions note we recorded $40,878 as Other Income.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).              Controls and Procedures.

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

As of June 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. This report and our controls were reviewed by our audit committee with no further suggestions for changes.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with United States generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

Item 9B.         Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Robert K. Bench, age 60, has served as our President and Chief Executive Officer since October 2007 and as a director of BHCC since December 2007. Mr. Bench is an experienced professional with over 31 years in various senior management and executive positions in start-up enterprises and public companies following four years as a certified public accountant with KPMG Peat Marwick. He has assisted a number of companies in their early start-up years and completed several initial public offerings. Mr. Bench was a founder and is a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”), a position he held since April 1999. He also served as the Chief Financial Officer of Innuity, Inc. (INNU), a software as a service company that delivers applications for small business, from January 2005 until April 2007 and The SCO Group (SCOX), a developer and marketer of software applications and operating systems from November 2000 until August 2004. He has also served in senior management positions for West-Wind Corporation, Webmiles, Inc., Sento Corporation (SNTO), CerProbe, Inc. (CRPB), Fresh Technologies, Inc., Clyde Digital Systems, Inc., and NP Energy Corporation (NPEE). In addition, Mr. Bench has served as a director of private and public companies and has assisted both private and public companies raise over $150 million for start-up and growth capital through private, public, and venture offerings. He has been responsible for a number of business combinations and successfully reorganized several financially distressed companies. He has spent two years on international assignments and led the restructure of worldwide operations following the merger of two international companies. Mr. Bench has been a co-founder and is a private investor in a number of private and small public companies. His background includes the software, hardware, oil, and semiconductor industries. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

James U. Jensen, age 65, has served as the Chairman of our Board of Directors since December 2007. Mr. Jensen currently is the CEO of ClearWater Governance Group, LLC and has a private law practice. He also serves as the Independent Board Chairman for the Wasatch Funds, a family of 14 mutual funds managed by Wasatch Advisors, Inc., and has served as a director of Wasatch Funds since they were organized in 1990. Mr. Jensen is an outside director at the University of Utah Research Foundation and is a director of the Utah Chapter of the National Association of Corporate Directors. From 1986 to 2001, Mr. Jensen served as a director and from 1991 to 2004 as Vice President, General Counsel, and Secretary of NPS Pharmaceuticals, Inc., a public biotechnology company. Mr. Jensen served as an outside director to InterWest Home Medical, Inc., a public home medical supplies company, and served first as outside counsel and then as Chief Financial Officer to Cericor, Inc., a private technology company. Mr. Jensen has served as counsel or director to many high-tech private companies and was General Counsel of Dictaphone Corporation and previously served as in-house counsel for Ethyl Corporation and The Echlin Manufacturing Company (both publicly-traded companies). He graduated from the University of Utah, served a Fulbright Grant in Mexico and received his J.D. and M.B.A. degrees from Columbia University. He was a law clerk to Judge David T. Lewis, the Chief Judge of the 10th Circuit U.S. Count of Appeals.

John M. Knab, age 57, has served as a director of BHCC since December 2007. Mr. Knab has been the Chief Executive Officer, President, and Chairman of Phonex Broadband Corporation, which develops, manufactures and distributes wireless voice, audio, and data technologies, since November 1989. From 1986 to 1989, Mr. Knab was a National Director for Verizon (Data Communication Products) where he directed a division comprised of over 2,700 computer and telecommunication products. While with Verizon, he was appointed to AT&T’s National Advisory Committee, NEC’s National Advisory Committee and Digital Equipment’s Partners Group. Mr. Knab also served in roles as a Sr. HQ Planning Staff, Regional IT Management, Marketing Manager & Marketing Representative for IBM Corporation. Mr. Knab was a founding member of Brigham Young University’s Marriott School of Management Entrepreneur Founder’s Group. He served as a member of Brigham Young University’s Marriott School of Management National Advisory Council. Mr. Knab is a member of the Board of Directors for the MountainWest Capital Network, where he also served as a former Chairman of the Board of Directors, founder and former Chairman of the Utah 100 (recognition event for Utah’s fastest growing companies). Mr. Knab was a Trustee and member of the Executive Committee for Utah Information Technologies Association. Mr. Knab received an M.B.A. from Emory University and a B.A. from Brigham Young University’s College of Communications/Advertising.

John D. Thomas, age 36, has served as a director of BHCC since December 2007. Mr. Thomas has been engaged in the private practice of law with Kenneth I. Denos P.C. since June, 2003. Mr. Thomas specializes in reverse takeovers, mergers and acquisitions, and general corporate law for a variety of small public and private companies in the United States, United Kingdom, and Germany. Since May 2006, he has also been the director of the microcap division for small public company listings for MCC Global NV (FSE: IFQ2), an international financial services and investment conglomerate based in London and traded on the Geregeltermarkt of the Frankfurt Stock Exchange. Mr. Thomas is the Chief Executive Officer and Chairman of Sports Nuts, Inc., a sports management company traded on the OTCBB. Mr. Thomas received a J.D. degree from Texas Tech University School of Law and a B.A. degree in

History from the University of Utah. Mr. Thomas has been licensed to practice law in Texas since 1999 and licensed to practice law in Utah since 2002.

Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Robert K. Bench	60	President, Chief Executive Officer, Chief Financial Officer and Director
Adam V. Edwards	36	President, Commission River
Patrick K. Oborn	36	Vice President, Marketing, Commission River

Robert K. Bench. See “Directors” above.

Adam V. Edwards. Mr. Edwards has served as the President of Commission River since December 2007. He was a co-founder of Commission River, Inc. and has served as its President since July 2005. He was a co-founder of Telarus and served as its President from May 2002 through July of 2005. Previously, from 2001 until 2002, he was the Vice President of Finance for Quest Manufacturing, Inc., a specialty manufacturing company, where he led the acquisition of a new operating unit in 2001 and helped structure the unit for financing in 2002. From 1999 through 2001, Mr. Edwards served as the Vice President of Finance for Silicon Film Technologies, Inc., a digital imaging company, where he prepared the company for its successful financing in 2000 in which the company raised $6 million. Mr. Edwards was also an auditor at KPMG LLP, where his experience ranged from auditing small private companies to working on SEC filings for large international public companies. Mr. Edwards was also involved in KPMG LLP’s Korean Practice and Structured Finance Division. Mr. Edwards holds a B.S. degree in Accounting from Brigham Young University and is a CPA.

Patrick K. Oborn. Mr. Oborn has served as the Vice President, Marketing, of Commission River since December 2007. He was a co-founder of Commission River, Inc. and has served as its Vice President of Marketing since July 2005. He was a co-founder of Telarus and has, since May 2002, served as its Vice President. In his position with Commission River he is responsible for web design, Internet marketing strategy, search engine optimization, affiliate web marketing tools, and training. Previously, Mr. Oborn was a web designer at Cognigen Networks, Inc. our predecessor, from 1999 to 2002, where he helped develop and deploy over 50 online affiliate marketing web sites that were used by over 225,000 sales affiliates worldwide. During his service as a web designer, Mr. Oborn developed BottomLine™ long distance bill comparison technology, featured in the Wall Street Journal and USA Today. Mr. Oborn graduated with Honors from Brigham Young University in 1997 with a Masters degree in Electrical and Computer Engineering and a minor in Spanish Literature.

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

During the fiscal year ended June 30, 2009, our Board of Directors held 7 meetings. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of any committee on which he served. It is our policy that our directors should attend annual meetings of our shareholders. All of our current directors attended our annual meeting of shareholders held on October 15, 2008.

              Audit Committee. John D. Thomas and James U. Jensen serve as members of the Audit Committee, with Mr. Thomas serving as Chair. Our Board of Directors has determined that Mr. Thomas satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of our internal audit function and the independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.bayhillcapital.com. Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole. Our Audit Committee met 4 times during the fiscal year ended June 30, 2009.

Compensation Committee. John M. Knab and James U. Jensen serve as members of the Compensation Committee of our Board of Directors, with Mr. Knab serving as Chair. The functions of our Compensation Committee are primarily to: (a) to oversee the discharge the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company’s website, www.bayhillcapital.com. The Compensation Committee met 0 times during the fiscal year ending June 30, 2009.

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

Code of Ethics

On May 12, 2008, our Board of Directors adopted a new Code of Business Conduct and Ethics (the “Code of Ethics”) to replace our previous Code of Business Conduct and Ethics. The Code of Ethics is designed to deter wrongdoing by our employees and to promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics is applicable to all of our employees, as well as employees of our subsidiaries, including our principal executive officer and principal financial officer. A copy of the Code of Ethics was previously filed with the SEC and is posted on the Company’s website, www.bayhillcapital.com.

Compliance with Section 16 of the Securities Exchange Act of 1934

 Section 16(a) of the Exchange Act requires our officers and directors to file reports concerning their ownership of our common stock with the SEC and to furnish us with copies of such reports. Based solely upon our review of the reports required by Section 16 and amendments thereto furnished to us, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during the annual reporting period of July 1, 2008 through June 30, 2009, were filed with the SCE on a timely basis. All reports during the annual reporting period of July 1, 2007 through June 30, 2008, were filed with the SEC on a timely basis except as follows:

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

SUMMARY COMPENSATION TABLE
									Nonqualified
								Non –Equity	Deferred
Name and				Stock		Stock		Incentive Plan	Compensation
Principal			Bonus	Awards		Options		Compensation	Earnings	All other	Total
Position	Year	Salary ($)	($)	($)		($)		($)	($)	Compensation	($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)	(i)	(j)
Robert K. Bench (1)	2009	$24,000	-0-	$45,300	(3)	-0-	(3)				$69,300
	2008	$18,000	-0-	$376,667		-0-	(3)				$394,667
Gary L. Cook (2)	2008	$113,898	-0-	$38,398	(3)	-0-	(4)				$152,296

(1)	Mr. Bench has served as our President and Chief Executive Officer since October 2007 and as Chief Financial Officer since December 1, 2008.

(2)
Mr. Cook served as our Chief Financial Officer and Treasurer from March 2003 until February 2008. Mr. Cook was our Acting President and Acting Chief Executive Officer between September 2005 and October 2007, when he was replaced by Robert K. Bench as our President and Chief Executive Officer. Mr. Cook worked as a contractor from February 1, 2008 until November 30, 2008.

(3)
No stock options were granted to Mr. Bench during the years ended June 30, 2009 or 2008. However, during the year ended June 30, 2009, Mr. Bench received 60,000 shares of common stock and during the year ended June 30, 2008, Mr. Bench received 150,667 shares of common stock which contained various restrictions and a buy back option in our favor. At the time these shares were issued the market price for our common stock was $0.51 per share and $2.50 per share respectively. We recorded the compensation to Mr. Bench at the then fair market value of restricted shares.

(4)
$28,398 of Mr. Cook’s compensation was converted to common stock subsequent to June 30, 2007 at $1.50 per share into 18,932 common shares. Mr. Cook was also awarded 5,000 shares of common stock as a transition bonus valued at $10,000. There were no options granted to Mr. Cook during the years ended June 30, 2009 or 2008.

 No options to purchase shares of our common stock were exercised by Mr. Bench or Mr. Cook during our fiscal years ended June 30, 2009 or June 30, 2008, and there were no equity awards outstanding at the year ended June 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2009 , the number of shares of our common stock beneficially owned by each of our current directors, the number of shares of our common stock beneficially owned by each of our Named Executive Officers, the number of shares of our common stock beneficially owned by all of our executive officers and directors as a group, and the number of shares of our common stock owned by each person who owned of record, or was known to own beneficially, more than five percent of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of June 30, 2009, we had 2,635,560 shares of common stock outstanding:

	Name and Address of Beneficial	Amount and Nature of
Title of class	Owner	Beneficial Ownership (a)		Percent of Class (b)

Common Stock	Robert K. Bench
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	758,486	(c)	28.8%
Common Stock	James U, Jensen
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	239,912	(d)	9.1%
Common Stock	John D. Thomas
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	56,594	(e)	2.1%
Common Stock	John M. Knab
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	53,834		2.0%
Common Stock	Adam V. Edwards
	12401 South 450 East D-1
	Draper, Utah 84020	470,170	(f)	17.8%
Common Stock	Patrick K. Oborn
	12401 South 450 East D-1
	Draper, Utah 84020	470,170	(g)	17.8%
Common Stock	All current executive officers and
	directors as a group (6 persons)	1,635,996		62.1%

(a)	Except as indicated below, each person has sole and voting and/or investment power over the shares listed.
(b)	Represents the percentage of the 2,635,560 shares of common stock, par value $0.0001 per share, outstanding at June 30, 2009.
(c)
Includes 269,993 shares owned by Vector Capital, LLC, and 271,853 shares owned by Little Hollow Farms, Inc., all of which may be deemed to be beneficially owned by Robert K. Bench who is the managing member of Vector Capital LLC and President of Little Hollow Farms, Inc.

(d)	Includes 100 shares owned by Mr. Jensen’s wife and 63,730 shares owned by Amsterdam First LC, a limited liability company of which Mr. Jensen is the managing member.
(e)   Includes 2,760 shares owned by Acadia Group, Inc., with which Mr. Thomas is affiliated.
(f)	Includes 343,691 shares owned by Commission River, Inc. and 69,479 shares owned by Telarus, both of which are entities affiliated with Mr. Edwards.
(g)	Includes 343,679 shares owned by Commission River, Inc. and 69,479 shares owned by Telarus, both of which are entities affiliated with Mr. Oborn.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

           One of our former directors performed consulting services for us from June 15, 2007 through February 15, 2008 and was paid a total of $52,500 during this period of time.

Payments to Telarus, Inc.

During the year ended June 30, 2008, we accrued $79,303 for payments to Telarus for services performed by the employees of Telarus and expenses paid on our behalf. On March 31, 2008, upon the approval of our Board of Directors, Telarus converted $75,000 of the accrued amount into 60,000 shares of our common stock. We plan to continue using the services of Telarus employees on a limited basis in the future. Services provided by Telarus include the performance of various software development projects which are limited in scope. Telarus bills us for such services on an hourly basis and such services are approved by one of our executive officers who is not affiliated with Telarus. We anticipate that the expense of services provided by Telarus will be less than $10,000 per month in the future.

ClearWater Governance Group LLC

 During the years ended June 30, 2009 and 2008 we accrued fees, for legal services, from ClearWater Governance Group, LLC, (“ClearWater”) of $36,000 and $2,500 and made cash payments of $6,000 and $500 respectively. We paid out of pocket expenses of $1,000 and issued 32,000 shares of our common stock in settlement of the remaining amount due of $32,000 during the year ended June 30, 2009. Mr. James U. Jensen, our board chairman, is the CEO of ClearWater.

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

Item 14.         Principal Accounting Fees and Services.

For the fiscal years ended June 30, 2009 and 2008, we were billed fees in the following amounts for services by Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), our independent registered public accounting firm.

	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Audit fees (including fees for review of quarterly 10QSBs)	$66,940	$71,000
Audit-Related fees	$5,500	$3,000
Tax fees	$10,171	$8,500
All Other fees	$3,000	$6,700

Audit fees consist of EKS&H’s fees for services related to their audits of our annual financial statements, including management’s assessment, their review of financial statements included in our quarterly reports on Form 10-QSB, EKS&H’s review of SEC-filed registration statements and issuance of consents, and comfort letters. Audit-related fees consist primarily of fees rendered for services in connection with employee benefit plan audits and consultation regarding financial accounting and reporting standards. Tax fees consist of fees rendered for services on tax compliance matters, including tax return preparation, claims for refund and assistance with tax audits of previously filed tax returns, tax consulting and advisory services consisting primarily of tax advice rendered by EKS&H in connection with the formulation of our tax strategy and assistance in minimizing custom, duty and import taxes. Audit fees related to the annual financial statements were $40,000 and $30,000, respectively, for the years ended June 30, 2009 and June 30, 2008. Additionally, for the years ended June 30, 2009 and 2008 respectively, audit fees included $26,940 and $28,500 related to reviews of Forms 10-QSB and $0 and $12,500, respectively, related to the audit of Commission River’s financial statements. Tax compliance and preparation fees were $10,171 and $8,500 respectively, for the years ended June 30, 2009 and 2008. Assistance provided related to research, SEC comment letters and other miscellaneous items were $0 and $6,700, respectively, for the years ended June 30, 2009 and 2008.

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

PART IV
Item 15.                 Exhibits, Financial Statement Schedules.

EXHIBIT NO                            DESCRIPTION AND METHOD OF FILING

2.1
Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G. Lucas, Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 4, 2002).

3.6	Amended and Restated Articles of Incorporation of Cognigen Networks, Inc., dated April 23, 2008 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2008).

3.7	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).

3.8	Bylaws as amended through May 17, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 19, 2005).

3.9	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 14, 2008).

10.1
Purchase Agreement among Cognigen Networks, Inc., Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to Form 8-K filed on November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to Form 10-QSB for the quarter ended March 31, 2001).

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

10.28
Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza Borrego Partners, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

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

10.32	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Adam Edwards (incorporated by reference to Exhibit 10.30 of Form 8-K filed February 14, 2008).

10.33	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Patrick Oborn (incorporated by reference to Exhibit 10.31 of Form 8-K filed February 14, 2008).

10.34	Cognigen Networks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 30, 2008).

10.35	Press Release announcing the nonbinding letter of intents, dated June 9, 2009 (incorporated by reference to Exhibit 99.1 of Form 8-K filed June 9, 2009).

14.1	Code of Business Conduct and Ethics, adopted May 12, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-KSB for the year ended June 30, 2008, filed on September 12, 2008).

21	Subsidiaries*

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, our independent registered public accounting firm*

31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer*
32.2	Certification of and Chief Financial Officer*

  *Filed herewith

AUDIT COMMITTEE REPORT (1)

The Audit Committee of our Board of Directors has reviewed and discussed with management our audited consolidated financial statements as of and for the year ended June 30, 2009.

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
James U Jensen

_____________________

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

BAYHILL CAPITAL CORPORATION

Date: September 2, 2009	By:	/s/ Robert K. Bench Robert K. Bench Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2009	By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/S/ Robert K. Bench Robert K. Bench	Director	September 2, 2009

/S/ James U. Jensen James U. Jensen	Director	September 2, 2009

/S/ John M. Knab John M. Knab	Director	September 2, 2009

/S/ John D. Thomas John D. Thomas	Director	September 2, 2009

EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION AND METHOD OF FILING

2.1
Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G. Lucas, Reginald W., Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 4, 2002).

3.6	Amended and Restated Articles of Incorporation of Cognigen Networks, Inc., dated April 23, 2008 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2008).

3.7	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).

3.8	Bylaws as amended through May 17, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 19, 2005).

3.9	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 14, 2008).

10.1
Purchase Agreement among Cognigen Networks, Inc., Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to Form 8-K filed on November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to Form 10-QSB for the quarter ended March 31, 2001).

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

10.28
Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza Borrego Partners, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

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

10.32	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Adam Edwards (incorporated by reference to Exhibit 10.30 of Form 8-K filed February 14, 2008).

10.33	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Patrick Oborn (incorporated by reference to Exhibit 10.31 of Form 8-K filed February 14, 2008).

10.34	Cognigen Networks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 30, 2008).

10.35	Press Release announcing the nonbinding letter of intents, dated June 9, 2009 (incorporated by reference to Exhibit 99.1 of Form 8-K filed June 9, 2009).

14.1	Code of Business Conduct and Ethics, adopted May 12, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended June 30, 2008, filed on September 12, 2008).

21	Subsidiaries*

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, our independent registered public accounting firm*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer*
32.2	Certification of Chief Financial Officer*
*Filed herewith