Form 10-Q
period 2009-09-30
BAYHILL CAPITAL CORP
filed 2009-11-05
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 5, 2009

Common Stock, $0.0001 par value	3,346,609

BAYHILL CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	Unaudited
Assets
Current assets
Cash and cash equivalents	$107,117	$68,947
Marketing commissions receivable, net	363,780	395,087
Total current assets	470,897	464,034

Non-current assets
Intangible assets, net	155,559	188,891
Investment in BayHill Energy Corporation	11,000	-
Deposits and other assets	400	400
Total non-current assets	166,959	189,291

Total assets	$637,856	$653,325

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$93,791	$78,045
Accrued liabilities	138,819	104,351
Commissions payable	671,571	677,532
Deferred revenue	7,000	-
Financing arrangements	4,000	4,000
Net current liabilities of discontinued operations	38,883	38,883
Total current liabilities	954,064	902,811

Total liabilities	954,064	902,811

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.0001 par value, 400,000 shares authorized, no shares are issued and outstanding	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized; 3,346,609 issued and outstanding as of September 30, 2009 and 2,635,560 shares issued and outstanding as of June 30, 2009	335	263
Additional paid-in capital	16,748,185	16,551, 941
Accumulated deficit	(17,064,728)	(16,801,690)
Total stockholders’ deficit	(316,208)	(249,486)
Total liabilities and stockholders’ deficit	$637,856	$653,325

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2009	2008
	Unaudited	Unaudited

Revenue - marketing commissions	$633,469	$706,304

Operating expenses:
Marketing commissions	456,117	453,463
Selling, general and administrative	412,125	304,183
Depreciation and amortization	33,333	74,954
Total operating expenses	901,575	832,600

Loss from operations	(268,106)	(126,296)

Other income (expense)
Interest expense	(6,932)	(13,893)
Other income	12,000	-
Total other income (expense)	5,068	13,893

Loss before income taxes	(263,038)	(140,189)

Income taxes	-	-

Net Loss	(263,038)	(140,189)

Loss attributable to
common shareholders	$(263,038)	$(140,189)

Loss per common share-basic and diluted	$(.10)	$(.10)

Weighted average number of common shares outstanding: Basic and Diluted	2,766,473	1,394,964

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(263,038)	$(140,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,333	74,954
Amortization of note discount included in interest expense	-	2,123
Changes in assets and liabilities:
Marketing commissions receivable	31,307	44,767
Other assets	-	4,119
Accounts payable	15,746	(189,807)
Accrued liabilities	145,783	55,299
Commissions payable	(5,961)	121,262
Deferred revenue	7,000	-
	227,208	112,717
Net cash provided by (used in) operating activities	(35,830)	(27,472)

Cash flows from investing activities
Investment in BayHill Energy Corporation	(11,000)	-
Net cash used in investing activities	(11,000)	-

Cash flows from financing activities
Proceeds from sale of common stock	85,000	102,747
Net cash provided by financing activities	85,000	102,747

Net increase in cash and cash equivalents	38,170	75,275

Cash and cash equivalents-beginning of period	68,947	-

Cash and cash equivalents-end of period	$107,117	$75,275

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the three months ended September 30, 2009 and 2008 were $1,663 and $7,265, respectively.

During the three months ended September 30, 2009, we issued the following restricted shares of our common stock for the reasons and values identified below.

	Shares	Value
Issued to outside board of directors for accrued director fees	57,333	$17,200
Issued to management for accrued salaries	110,000	$33,000
Issued to director for accrued legal and consulting fees	130,383	$39,115
Issued to consultants for accrued consulting fees	73,333	$22,000

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share.  The difference between the market price and settlement value was booked to additional paid in capital, since all parties were affiliates of the Company.

During the three months ended September 30, 2008, we issued the following restricted shares of our common stock for those reasons and values identified below:

	Shares	Value
Settlement of accounts payable	35,930	$46,489
Directors fees payable	38,028	$46,533

The values we recorded for the settlement of accounts payable and director fees payable were at prices ranging from $1.20 per share to $1.30 per share based on negotiated settlements. The closing market price for free trading shares of our common stock on the date our Board of Directors approved the issuances was $1.25 per share. The difference between the market price of our common stock and negotiated settlements, on the date of issuance, was approved by the Board of Directors and does not materially impact the financial statements.

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

Second, we have, at times, also generated revenues from sales of proprietary products and services. Generally, we have acquired or developed these proprietary products and services with the intention of marketing such products and services through independent agent networks. These products and services have included long distance telecommunication services, online shopping websites and broadband voice, data, video and management communication and control support services. Most of these products have been sold by independent agents, and we have generally paid commissions to independent agents based on the dollar volume of products sold. Currently we do not offer any proprietary products or services. We regularly look for opportunities to acquire or develop proprietary products or services. If we identify any proprietary products or services which we believe we could market profitably, we may offer proprietary products or services in the future. See also descriptions of our oil and gas initiative and our rural broad-band initiative described below, respectively in Note 9 and Note 10.

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of our wholly owned subsidiary, Commission River Corporation, and our former subsidiaries, Cognigen Business Systems, Inc. (“CBSi”), and Intandem Communications Corp. (“Intandem”). For purposes of the accompanying financial statements, we have treated these former subsidiaries as discontinued operations (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation.  Our position in BayHill Energy Corporation (“BEC”) is reflected only as an investment as our holdings on a “common equivalent” basis amounted to eighteen percent (18%) of outstanding shares of BEC (see Note 9).

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively, (b) the unaudited and audited consolidated balance sheets as of September 30, 2009 and June 30, 2008, respectively, and (c) the unaudited consolidated statements of cash flows for the three months ended September 30, 2009 and 2008, respectively, in order to make such financial statements not misleading.

We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2009, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results for the three months ended September 30, 2009 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2010. All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split effected in 2008  (see Note 6) unless otherwise indicated.

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
The following is financial information as of September 30, 2009 and 2008 relative to the discontinued operations described above.

Accrued liabilities	$ (38,883)
Net current liabilities	$ (38,883)

Note 4 – Management’s Plan

Cash flows generated from operations and cash received from the sale of common stock were sufficient to meet our working capital requirements for the three months ended September 30, 2009, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $256,106 in losses from operations and used $35,830 in cash for operations for the three months ended September 30, 2009. Net cash flows generated from our financing activities for the three months ended September 30, 2009 were $85,000, from the sale of common stock. These conditions raise substantial doubt about our ability to continue as a going concern.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas.  As part of this initiative, in April 2009, we entered into Letters of Intent (“LOI”) with five parties to acquire certain oil and gas properties.  As of September 30, 2009 all LOIs expired without our entering into any acquisition transactions.  During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC.  At September 30, 2009, BEC issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team.  Following these transactions, we held a minority interest in BEC of 18%.

During the quarter ended September 30, 2009 we entered into an Administrative and Accounting Services Agreement with one of the parties to the LOIs and received $19,000 cash for services relating to the Agreement, of which $7,000 related to future services and is recorded as Deferred Revenue at September 30,2009. (see also Note 9 below).

On September 30, 2009 we announced the execution of a LOI to merge with Yonder Media, Inc. (see Note 10 below).

We intend to move forward with our plans and activities in an effort to secure additional equity financing and enhance and expand our affiliate marketing business along with expansion into other related and unrelated areas of interest.

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

Note 5 – Financing Arrangements

The following consists of our financing arrangements as of September 30, 2009:

Note Payable to Cardelco	$ 4,000

Note Payable to Cardelco

On December 31, 2007, Cardelco, LLC (“Cardelco”) entered into a short-term promissory note with us in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid. This promissory note did not bear interest unless default occurred, at which time interest would accrue at the rate of 10% per annum. This note was part of a lease termination agreement between the Company and Cardelco relating to a lease for office space in San Diego, California. The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 in the form of a short-term promissory note. The unpaid balance on this note at September 30, 2009 was $4,000. Although we may be in technical default under the note, Cardelco had not given us written notice of default as of September 30, 2009.

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

Preferred Stock

As of September 30, 2009 we had authorized 400,000 shares of Preferred Stock. There are currently no shares of Preferred Stock outstanding.

Common Stock

During the three months ended September 30, 2009, we issued the following restricted shares of our common stock for the reasons and values identified below.

	Shares	Value
Issued for private placement of common stock	340,000	$85,000
Issued to outside board of directors for accrued director fees	57,333	$17,200
Issuance to management for accrued salaries	110,000	$33,000
Issuance to director for accrued legal and consulting fees	130,383	$39,115
Issuance to consultants for accrued consulting fees	73,333	$22,000

The values we recorded for the settlement of accrued payables and director fees payable were at the closing “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The values we recorded for the cash received for common stock issued in conjunction with the Private Placement was at $0.25 per share as set forth in the private placement through which the shares were sold.

Stock Options

We did not grant any stock options during the three months ended September 30, 2009. As of September 30, 2009 there were no outstanding options to purchase shares of our common stock.

Warrants

We did not grant any warrants during the three months ended September 30, 2009. As of September 30, 2009 there were no outstanding warrants to purchase shares of our common stock.

Note 7 - Commitments and Contingencies

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of September 30, 2009.

Note 8 – Related Party Activity

Payments to Telarus, Inc.

During the three months ended September 30, 2009, we accrued $4,255 for payments to Telarus, Inc. (“Telarus”) for services performed by the employees of Telarus on behalf of the Company and various expenses paid by Telarus on behalf of the Company. We have included this amount in accounts payable at September 30, 2009. Telarus is owned by two executive officers of Commission River Corporation, our wholly-owned subsidiary. We plan to continue using the services of Telarus employees on a limited basis for the next twelve months. Services provided by Telarus include the performance of various accounting and software development projects which are limited in scope. Services are billed to us on an hourly basis and are approved by an executive of the Company who is not affiliated with Telarus. In addition, all charges and billings from Telarus are reviewed on a quarterly basis by the Board of Directors as part of their review of the quarterly financial statements. We anticipate that the expense of services provided by Telarus will be less than $2,500 per month in the future.

Stock Issuance for Payment of Liabilities to Officers and Directors

During the three months ended September 30, 2009, we issued the following restricted common shares to officers and directors of the Company, for the reasons and values identified below:

	Shares	Value
Robert Bench as participant in a private placement of common stock	40,000	$10,000
Robert Bench for payment of accrued salary	100,000	$30,000
Robyn Farnsworth for payment of accrued salary	10,000	$ 3,000
Taylor Bench for payment of accrued consulting fees	23,333	$ 7,000
David Keller for payment of accrued consulting fees	50,000	$15,000
James U. Jensen for payment of accrued legal and consulting fees from Woodbury & Kesler, PC	100,383	$30,115
James U. Jensen for payment of accrued consulting fees from ClearWater Group	30,000	$ 9,000
James U. Jensen for payment of director fees	20,667	$ 6,200
John D. Thomas for payment of director fees	18,333	$ 5,500
John M. Knab for payment of director fees	18,333	$ 5,500

The values we recorded for the settlement of accrued payables and director fees payable were recorded at the ”last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The difference between the settlement value and the market price was booked to Additional Paid in Capital since all parties were affiliates of the Company. The values we recorded for the cash received was at $0.25 per share as set forth in the private placement through which the shares were sold.

Note 9 – Formation of BayHill Energy Corporation

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas properties. During the three months ended September 30, 2009, we invested $1,000 to acquire 100,000 shares of common stock and invested $10,000 plus the assignment of any interests that the Company may have had in the oil and gas initiative, to acquire 100,000 shares of preferred stock in BEC. BEC issued an additional 885,000 shares of its common stock to six individuals, including 260,000 shares to Robert Bench, who was appointed President, and 90,000 shares to Robyn Farnsworth, who was appointed Secretary. The six individuals will form the management team and pursue the intended oil and gas exploration and development strategy.

At September 30, 2009 we held a minority interest in BEC of 18%. The preferred stock is convertible into 10% of BEC outstanding common stock until BEC has acquire over $50 million of value in assets, thus preserving our interest in this strategic initiative without further dilution to the shareholders of the Company.

During the three months ended September 30, 2009, the Company executed an Accounting and Administrative Agreement with Genesis Petroleum US, Inc. (“Genesis”), to act as their bookkeeper and perform office administration duties.  The Company recognized $12,000 of other income and $7,000 in deferred revenue, for the three months ended September 30, 2009.   During September 2009, the Accounting  and Administrative Agreement was cancelled and a Management, Administrative, and Operations Agreement was entered into between Genesis and BEC to act as Genesis agent in their oil and gas operations.

Note 10 – Letter of Intent to Merge with Yonder Media, Inc.

On September 30, 2009 we announced the execution of a letter of intent (“LOI”) to merge with Yonder Media, Inc. (“Yonder Media”), a leading provider of wireless broadband access exclusively for rural communities. Under the merger agreement BayHill will issue shares of its common stock for all of the issued and outstanding stock of Yonder Media. It is anticipated that the current BayHill shareholders will own between 33% and 40% of the common stock of BayHill following the transaction and prior to required additional fund-raising. The merger will be effected concurrent with fund-raising that will finance Yonder Media’s next phase of expansion, which will include both the acquisition of community-specific wireless broadband suppliers, and the expansion of Yonder Media’s operations in targeted communities that currently lack a viable supplier.

If the LOI leads to a completed merger agreement, BayHill will issue up to 6,594,000 shares of its common stock to acquire all of the issued and outstanding stock of Yonder Media. At September 30, 2009 BayHill  had 3,346,609 shares of common stock issued and outstanding. If this transaction is completed, as contemplated, the company would have 9,940,609 shares issued and outstanding prior to any share issuances for future funding needs and prior to the funding required to close simultaneously with the proposed merger. It is anticipated that the name of the Company will be changed to Yonder Media, Inc. which will be reflective of the expanded business.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total revenue for the three months ended September 30, 2009, including $12,000 in fees received as part of an Administrative and Accounting Agreement with a third party, was $645,469, compared to $706,304 for the comparable period of 2008. This represents a decrease of $60,835 from that of 2008, or 9%. This decrease reflects decreases in sales of long distance products and cell phones, including unauthorized discontinuances of residual payments previously paid under commission contracts still in effect, and the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are pursuing collection from the few vendors that have unilaterally discontinued payments due under existing contracts.

Marketing commission expense increased from $453,463 for the three months ended September 30, 2008 to $456,117 for the three months ended September 30, 2009, a increase of $2,654, or 1%. This increase is due to higher average marketing commissions driven by increased competition in the industry.

Selling, general and administrative expenses increased $107,942, or 35% for the three months ended September 30, 2009 compared to the comparable period of 2008. This increase was mainly attributable to the increased legal expenses and consulting expenses related to the Company’s oil and gas initiative.

Interest expense for the quarter ended September 30, 2009 of $6,932 was $6,961, or 50%, lower than the $13,893 we incurred during the comparable period of 2008. The decrease was due primarily to the retirement and conversion of certain debt and lines of credit during the past year and the decrease in the amortization of beneficial conversion feature from the comparable period in 2008.

Liquidity and Capital Resources

Cash flows generated from operations and cash received from the sale of common stock were sufficient to meet our working capital requirements for the three months ended September 30, 2009, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $256,106 in losses from operations and used $35,830 in cash for operations during the three months ended September 30, 2009. Net cash flows generated from financing activities for the three months ended September 30, 2009 were $85,000, from the sale of common stock.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas.  As part of this initiative we entered into Letters of Intent (“LOI”) with five parties to acquire certain oil and gas properties.  As of September 30, 2009 all LOIs expired without our entering into any acquisition transactions.  During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC.  At September 30, 2009, BEC issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team.  Following these transactions, we held a minority interest in BEC of 18%.

During the quarter ended September 30, 2009 we entered into an Administrative and Accounting Services Agreement with one of the parties to the LOIs and received $19,000 cash for services relating to the Agreement, of which $7,000 related to future services and is recorded as Deferred Revenue. (see also Note 9 to the financial statements).

On September 30, 2009 we announced the execution of a LOI to merge with Yonder Media, Inc. (see Note 10 to the financial statements).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for a Small Reporting Company.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation of our disclosure controls and procedures as of September 30, 2009. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and other executive officers have concluded that the controls and procedures were effective as of September 30, 2009 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in Internal Control Over Financial Reporting
There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we issued the following restricted common shares of the Company, for the reasons and values identified below:

	Shares	Value
Issued for private placement of common stock	340,000	$85,000
Issued for payment of accrued costs and expenses	313,716	$94,115
Issued for payment of accrued director fees	57,333	$17,200

The values we recorded for the settlement of accrued payables and accrued director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The values we recorded for the cash received was at $0.25 per share as set forth in the private placement through which the shares were sold.

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

Item 6.                      Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYHILL CAPITAL CORPORATION

By:  /s/ Robert K. Bench                                                                                     Date: November 5, 2009
Robert K. Bench
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer