Form 10-Q
period 2009-12-31
BAYHILL CAPITAL CORP
filed 2010-02-03
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at February 3, 2010

Common Stock, $0.0001 par value	3,346,609

BAYHILL CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
Assets
Current Assets

Cash and cash equivalents	$48,690	$68,947
Marketing commissions receivable, net	362,595	395,087
Prepaid expenses	6,195	-
Total current assets	417,480	464,034

Non-current assets
Intangible assets, net	122,225	188,891
Investment in BayHill Energy Corporation	11,000	-
Property and equipment, net	12,662
Deposits and other assets	-	400
Total non-current assets	145,887	189,291

Total assets	$563,367	$653,325

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$115,365	$78,045
Accrued liabilities	157,666	104,351
Commissions payable	667,588	677,532
Financing arrangements	4,000	4,000
Net current liabilities of discontinued operations	38,883	38,883
Total current liabilities	983,501	902,811

Total liabilities	983,501	902,811

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.0001 par value, 400,000 shares authorized, no shares are issued and outstanding	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized; 3,346,609 issued and outstanding as of December 31, 2009 and 2,635,560 shares issued and outstanding as of June 30, 2009	335	263
Additional paid-in capital	16,748,185	16,551, 941
Accumulated deficit	(17,168,654)	(16,801,690)
Total stockholders’ deficit	(420,134)	(249,486)
Total liabilities and stockholders’ deficit	$563,367	$653,325

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue - Marketing commissions	$631,439	$791,244	$1,264,908	$1,497,548

Operating expenses:
Marketing commissions	432,393	515,777	888,510	969,240
Selling, general and administrative	273,124	286,739	685,249	599,209
Depreciation and amortization	33,695	66,666	67,028	133,332
Total operating expenses	739,212	869,182	1,640,787	1,701,781

Loss from operations	(107,773)	(77,938)	(375,879)	(204,233)
Other Income and Expense:
Interest expense	(6,799)	(19,122)	(13,731)	(33,016)
Other income	10,646	-	22,646	-
Total other income (expense)	3,847	(19,122)	8,915	(33,016)

Loss from operations before income taxes	(103,926)	(97,060)	(366,964)	(237,249)

Income taxes	-	-	-	-
Net Loss	(103,926)	(97,060)	(366,964)	(237,249)

Loss attributable to
common shareholders	$(103,926)	$(97,060)	$(366,964)	$(237,249)

Loss per common share-basic and diluted:
Continuing operations	$(.03)	$(.05)	$(.12)	$(.12)
Discontinued operations	-	-	-	-
	$(.03)	$(.05)	$(.12)	$(.12)
Weighted average number of common shares outstanding: Basic and Diluted	3,346,609	1,959,759	3,026,471	1,956,544

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(366,964)	$(237,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,028	149,339
Amortization of note discount included in interest expense	-	5,387
Changes in assets and liabilities:
Marketing commissions receivable	32,492	31,747
Other assets	(5,795)	-
Accounts payable	37,320	(117,735)
Accrued liabilities	164,630	32,852
Commissions payable	(9,944)	108,207
	285,371	209,797
Net cash provided by (used in) operating activities	(81,233)	(27,452)

Cash flows from investing activities
Purchase of fixed assets	(13,024)	-
Investment in BayHill Energy Corporation	(11,000)	-
Net cash used in investing activities	(24,024)	-

Cash flows from financing activities
Proceeds from financing arrangements	-	151,252
Payments towards financing arrangements	-	(10,775)
Proceeds from sale of common stock	85,000	-
Net cash provided by financing activities	85,000	140,477

Net increase in cash and cash equivalents	(20,257)	113,025

Cash and cash equivalents-beginning of period	68,947	-

Cash and cash equivalents-end of period	$48,690	$113,025

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the six months ended December 31, 2009 and 2008 were $8,392 and $5,889, respectively.

During the six months ended December 31, 2009, we issued the following restricted shares of our common stock for the reasons and values identified below.

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

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the six months ended December 31, 2009 and 2008, respectively, (b) the unaudited and audited consolidated balance sheets as of December 31, 2009 and June 30, 2009, respectively, and (c) the unaudited consolidated statements of cash flows for the six months ended December 31, 2009 and 2008, respectively, in order to make such financial statements not misleading.

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

        The results for the six months ended December 31, 2009 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2010. All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split effected in 2008 (see Note 6) unless otherwise indicated.

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
The following is financial information as of December 31, 2009 and 2008 relative to the discontinued operations described above.

Accrued liabilities	$ (38,883)
Net current liabilities	$ (38,883)

Note 4 – Management’s Plan

Cash flows generated from operations and cash received from the sale of common stock were sufficient to meet our working capital requirements for the six months ended December 31, 2009, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $366,964 in losses from operations and used $81,233 in cash for operations for the six months ended December 31, 2009. Net cash flows generated from our financing activities for the six months ended December 31, 2009 were $85,000, from the sale of common stock. These conditions raise substantial doubt about our ability to continue as a going concern.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas. As part of this initiative, in April 2009, we entered into Letters of Intent (“LOI”) with five parties to acquire certain oil and gas properties. As of September 30, 2009 all LOIs expired without our entering into any acquisition transactions. During the six months ended December 31, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC. As of December 31, 2009, BEC had issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team. Following these transactions, we held a minority interest in BEC of 18%.

During the six months ended December 31, 2009 we entered into an Administrative and Accounting Services Agreement with one of the parties to the LOIs and received $19,000 cash for services relating to the Agreement, which is included in other income (see also Note 9 below).

On September 30, 2009 we announced the execution of a LOI to merge with Yonder Media, Inc. This LOI expired on November 30, 2009 without entering into any transaction (see Note 10 below).

We intend to move forward with our plans and activities in an effort to secure additional equity financing and enhance and expand our affiliate marketing business along with expansion into other related and unrelated areas of interest.

In order to continue as a going concern, we plan to obtain additional debt or equity financing, increase revenues, and increase cash flows from operations. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to reduce our operating costs and expenses, that we will be able to increase our revenues, or that cash flows from operations will produce adequate cash flow to enable us to meet all our future obligations or to be able to expand. We also plan to continue our search for appropriate acquisitions of businesses that can augment our current business or expand into additional businesses that could be unrelated to our current operations. And we are currently working on initiatives in the oil and gas business.  We can give no assurance that we will be successful in these initiatives or any others that we may pursue and if we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Note 5 – Financing Arrangements

The following consists of our financing arrangements as of December 31, 2009:

Note Payable to Cardelco	$ 4,000

Note Payable to Cardelco

On December 31, 2007, Cardelco, LLC (“Cardelco”) entered into a short-term promissory note with us in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid. This promissory note did not bear interest unless default occurred, at which time interest would accrue at the rate of 10% per annum. This note was part of a lease termination agreement between the Company and Cardelco relating to a lease for office space in San Diego, California. The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 in the form of a short-term promissory note. The unpaid balance on this note at December 31, 2009 was $4,000. Although we may be in technical default under the note, Cardelco had not given us written notice of default as of December 31, 2009.

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

Preferred Stock

As of December 31, 2009 we had authorized 400,000 shares of Preferred Stock. There are currently no shares of Preferred Stock outstanding.

Common Stock

During the six months ended December 31, 2009, we issued the following restricted shares of our common stock for the reasons and values identified below.

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

Stock Options

We did not grant any stock options during the six months ended December 31, 2009. As of December 31, 2009 there were no outstanding options to purchase shares of our common stock.

Warrants

We did not grant any warrants during the six months ended December 31, 2009. As of December 31, 2009 there were no outstanding warrants to purchase shares of our common stock.

Note 7 - Commitments and Contingencies

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of December 31, 2009.

Note 8 – Related Party Activity

Payments to Telarus, Inc.

During the six months ended December 31, 2009, we accrued $4,255 for payments to Telarus, Inc. (“Telarus”) for services performed by the employees of Telarus on behalf of the Company and various expenses paid by Telarus on behalf of the Company. We have included this amount in accounts payable at December 31, 2009. Telarus is owned by two executive officers of Commission River Corporation, our wholly-owned subsidiary. We plan to continue using the services of Telarus employees on a limited basis for the next twelve months. Services provided by Telarus include the performance of various accounting and software development projects which are limited in scope. Services are billed to us on an hourly basis and are approved by an executive of the Company who is not affiliated with Telarus. In addition, all charges and billings from Telarus are reviewed on a quarterly basis by the Board of Directors as part of their review of the quarterly financial statements. We anticipate that the expense of services provided by Telarus will be less than $2,500 per month in the future.

Stock Issuance for Payment of Liabilities to Officers and Directors

During the six months ended December 31, 2009, we issued the following restricted common shares to officers and directors of the Company, for the reasons and values identified below:

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

Note 9 – Formation of BayHill Energy Corporation

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas properties. During the six months ended December 31, 2009, we invested $1,000 to acquire 100,000 shares of common stock and invested $10,000 plus the assignment of any interests that the Company may have had in the oil and gas initiative, to acquire 100,000 shares of preferred stock in BEC. BEC issued an additional 885,000 shares of its common stock to six individuals, including 260,000 shares to Robert Bench, who was appointed President, and 90,000 shares to Robyn Farnsworth, who was appointed Secretary. The six individuals will form the management team and pursue the intended oil and gas exploration and development strategy.

At December 31, 2009 we held a minority interest in BEC of 18%. The preferred stock is convertible into 10% of BEC outstanding common stock until BEC has acquire over $50 million of value in assets, thus preserving our interest in this strategic initiative without further dilution to the shareholders of the Company.

In July 2009, the Company executed an Accounting and Administrative Agreement with Genesis Petroleum US, Inc. (“Genesis”), to act as their bookkeeper and perform office administration duties. During the six months ended December 31, 2009, the Company recognized $19,000 of other income from services provided under the Administrative Agreement. During September 2009, the Accounting and Administrative Agreement was cancelled and a Management, Administrative, and Operations Agreement was entered into between Genesis and BEC to act as Genesis agent in their oil and gas operations.

Note 10 – Letter of Intent to Merge with Yonder Media, Inc.

On September 30, 2009 we announced the execution of a letter of intent (“LOI”) to merge with Yonder Media, Inc. (“Yonder Media”), a leading provider of wireless broadband access exclusively for rural communities. Under the proposed merger agreement BayHill was to issue shares of its common stock for all of the issued and outstanding stock of Yonder Media. Under the terms of the LOI, Yonder Media was required to raise a minimum of $8 million to be injected into BayHill at the time of the merger or by November 30, 2009, whichever came earlier. This requirement was not accomplished and therefore, the LOI expired on November 30, 2009.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Total revenue for the three months ended December 31, 2009, including $7,000 in fees received as part of an Administrative and Accounting Agreement with a third party, was $642,085, compared to $791,244 for the comparable period of 2008. This represents a decrease of $149,159 from that of 2008, or 19%. This decrease reflects decreases in sales of long distance products and cell phones, including unauthorized discontinuances of residual payments previously paid under commission contracts still in effect, and the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are pursuing collection from the few vendors that have unilaterally discontinued payments due under existing contracts.

Marketing commission expense decreased from $515,777 for the three months ended December 31, 2008 to $432,393 for the three months ended December 31, 2009, a decrease of $83,384, or 16%. This decrease is due to the decrease in marketing revenues and related commissions.

Selling, general and administrative expenses decreased $13,615, or 5% for the three months ended December 31, 2009 compared to the comparable period of 2008. This decrease was mainly attributable to the decrease in overall administrative activity.

Interest expense for the quarter ended December 31, 2009 of $6,799 was $12,323, or 64%, lower than the $19,122 we incurred during the comparable period of 2008. The decrease was due primarily to the retirement and conversion of certain debt and lines of credit during the past year and the decrease in the amortization of beneficial conversion feature from the comparable period in 2008.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Total revenue for the six months ended December 31, 2009, including $19,000 in fees received as part of an Administrative and Accounting Agreement with a third party, was $1,287,554, compared to $1,497,548, for the comparable period of 2008. This represents a decrease of $209,994 from that of 2008, or 14%. This decrease reflects decreases in sales of long distance products and cell phones, including unauthorized discontinuances of residual payments previously paid under commission contracts still in effect, and the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are pursuing collection from the few vendors that have unilaterally discontinued payments due under existing contracts.

Marketing commission expense decreased from $969,240 for the six months ended December 31, 2008 to $888,510 for the six months ended December 31, 2009, a decrease of $80,730, or 8%. This decrease is reflective of the decreased marketing revenues and associated commissions.

Selling, general and administrative expenses increased $86,040, or 14% for the six months ended December 31, 2009 compared to the comparable period of 2008. This increase was mainly attributable to the increased legal expenses and consulting expenses related to the Company’s oil and gas initiative.

Interest expense for the six months ended December 31, 2009 of $13,731 was $19,285, or 58%, lower than the $33,016 we incurred during the comparable period of 2008. The decrease was due primarily to the retirement and conversion of certain debt and lines of credit during the past year and the decrease in the amortization of beneficial conversion feature from the comparable period in 2008.

Liquidity and Capital Resources

Cash flows generated from operations and cash received from the sale of common stock were sufficient to meet our working capital requirements for the six months ended December 31, 2009, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $366,964 in losses from operations and used $81,233 in cash for operations during the six months ended December 31, 2009. Net cash flows generated from financing activities for the six months ended December 31, 2009 were $85,000, from the sale of common stock, and cash used in investing activities was $24,024

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas. Prior to the date of formation of BEC and  continuing as  part of our oil and gas  initiative we entered into Letters of Intent (“LOI”) with five parties to acquire certain oil and gas properties. Prior to December 31, 2009 all LOIs expired without our entering into any acquisition transactions. During the six months ended December 31, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC. As of December 31, 2009, BEC had issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team. Following these transactions, we held a minority interest in BEC of 18%.

During the six months ended December 31, 2009 we entered into an Administrative and Accounting Services Agreement with one of the parties to the LOIs and received $19,000 cash for services relating to the Agreement (see also Note 9 to the financial statements).

On September 30, 2009 we announced the execution of a LOI to merge with Yonder Media, Inc., which expired on November 30, 2009 without the completion of the anticipated transaction (see Note 10 to the financial statements).

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

Not required for a Small Reporting Company.

Item 4T.             Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation of our disclosure controls and procedures as of December 31, 2009. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and other executive officers have concluded that the controls and procedures were effective as of December 31, 2009 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II – OTHER INFORMATION

Item 5.      Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2009, we issued the following restricted common shares of the Company, for the reasons and values identified below:

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

BAYHILL CAPITAL CORPORATION

By:  /s/ Robert K. Bench                                                                                     Date: February 3, 2010
Robert K. Bench
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer