Form 10-Q
period 2010-03-31
BAYHILL CAPITAL CORP
filed 2010-05-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission File Number 0-11730

BayHill Capital Corporation
(Exact Name of Registrant as Specified in its Charter)-

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2010

Common Stock, $0.0001 par value	3,346,609

Tables of Contents

Tables of Contents

BAYHILL CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
	Unaudited
Assets
Current assets
Cash and cash equivalents	$83,253	$68,947
Marketing commissions receivable, net	365,089	395,087
Total current assets	448,342	464,034

Non-current assets
Intangible assets, net	88,892	188,891
Investment in BayHill Energy Corporation	11,000	-
Property and equipment, net	12,052	-
Deposits and other assets	-	400
Total non-current assets	111,944	189,291

Total assets	$560,286	$653,325

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$163,917	$78,045
Accrued liabilities	228,667	104,351
Commissions payable	670,807	677,532
Financing arrangements	4,000	4,000
Net current liabilities of discontinued operations	35,731	38,883
Total current liabilities	1,103,122	902,811

Total liabilities	1,103,122	902,811

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.0001 par value, 400,000 shares authorized, no shares are issued and outstanding	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized; 3,346,609 issued and outstanding as of March 31, 2010 and 2,635,560 shares issued and outstanding as of June 30, 2009	335	263
Additional paid-in capital	16,748,185	16,551, 941
Accumulated deficit	(17,291,356)	(16,801,690)
Total stockholders’ deficit	(542,836)	(249,486)
Total liabilities and stockholders’ deficit	$560,286	$653,325

See Notes to Consolidated Financial Statements

Tables of Contents

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue - Marketing commissions	$646,109	$761,945	$1,911,017	$2,259,493

Operating expenses:
Marketing commissions	469,706	481,712	1,358,216	1,450,952
Selling, general and administrative	259,351	316,841	944,600	907,762
Depreciation and amortization	34,467	66,666	101,495	208,286
Total operating expenses	763,524	865,219	2,404,311	2,567,000

Loss from operations	(117,415)	(103,274)	(493,294)	(307,507)
Other Income and Expense:
Interest expense	(6,480)	(21,004)	(20,211)	(54,020)
Other income	1,193	-	23,839	-
Total other income (expense)	(5,287)	(21,004)	3,628	(54,020)
Loss from operations before income taxes	(122,702)	(124,278)	(489,666)	(361,527)

Income Taxes	-	-	-	-

Net Loss	(122,702)	(124,278)	(489,666)	(361,527)

Loss attributable to
common shareholders	$(122,702)	$(124,278)	$(489,666)	$(361,527)

Loss per common share-basic and diluted:
Continuing operations	$(.04)	$(.06)	$(.16)	$(.18)
Discontinued operations	-	-	-	-
	$(.04)	$(.06)	$(.16)	$(.18)
Weighted average number of common shares outstanding: Basic and Diluted	3,346,609	1,959,428	3,131,626	1,957,269

See Notes to Consolidated Financial Statements

Tables of Contents

BAYHILL CAPITAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(489,666)	$(361,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	101,495	208,286
Amortization of note discount included in interest expense	-	9,098
Changes in assets and liabilities:
Marketing commissions receivable	29,998	52,426
Other assets	400	7,719
Accounts payable	85,872	(33,513)
Accrued liabilities	235,632	63,519
Current liabilities from discontinued operations	(3,152)	-
Commissions payable	(6,725)	102,806
	443,520	410,341
Net cash provided by (used in) operating activities	(46,146)	48,814

Cash flows from investing activities
Purchase of fixed assets	(13,548)	(13,024)
Investment in BayHill Energy Corporation	(11,000)	(11,000)
Net cash used in investing activities	(24,548)	(24,024)

Cash flows from financing activities
Proceeds from financing arrangements	-	150,000
Payments towards financing arrangements	-	(19,666)
Proceeds from sale of common stock	85,000	-
Net cash provided by financing activities	85,000	130,334

Net increase in cash and cash equivalents	14,306	179,148

Cash and cash equivalents-beginning of period	68,947	-

Cash and cash equivalents-end of period	$83,253	$179,148

See Notes to Consolidated Financial Statements

Tables of Contents

BAYHILL CAPITAL CORPORATION

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

Cash payments for interest expense during the nine months ended March 31, 2010 and 2009 were $15,862 and $27,153, respectively.

During the nine months ended March 31, 2010, we issued the following restricted shares of our common stock for the reasons and values identified below.

	Shares	Value
Issued to outside board of directors for accrued director fees	57,333	$17,200
Issued to management for accrued salaries	110,000	$33,000
Issued to director for accrued legal and consulting fees	130,383	$39,116
Issued to consultants for accrued consulting fees	73,333	$22,000

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

Tables of Contents

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

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the three and  nine months ended March 31, 2010 and 2009, respectively, (b) the unaudited and audited consolidated balance sheets as of March 31, 2010 and June 30, 2009, respectively, and (c) the unaudited consolidated statements of cash flows for the nine months ended March 31, 2010 and 2009, respectively, in order to make such financial statements not misleading.

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

Tables of Contents

The results for the nine months ended March 31, 2010 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2010. All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split effected in 2008 (see Note 6) unless otherwise indicated.

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
The following is financial information as of March 31, 2010 and 2009 relative to the discontinued operations described above.

    2010                                               2009
Accrued liabilities                               $ (35,731)                                       $(38,883)

Note 4 – Management’s Plan

Cash flows generated from operations and cash received from the sale of common stock were sufficient to meet our working capital requirements for the nine months ended March 31, 2010, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $489,666 in losses from operations and used $46,146 in cash for operations for the nine months ended March 31, 2010. Net cash flows generated from our financing activities for the nine months ended March 31, 2010 were $85,000, from the sale of common stock. These conditions raise substantial doubt about our ability to continue as a going concern.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas. As part of this initiative, in April 2009, we entered into Letters of Intent (“LOI”) with five parties to acquire certain oil and gas properties. As of September 30, 2009 all LOIs expired without our entering into any acquisition transactions. During the nine months ended March 31, 2010 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC. As of March 31, 2010, BEC had issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team. Following these transactions, we held a minority interest in BEC of 18%.

During the nine months ended March 31, 2010 we entered into an Administrative and Accounting Services Agreement with one of the parties to the LOIs and received $19,000 in cash for services relating to the Agreement, which is included in other income (see also Note 9 below).

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

Tables of Contents

unrelated to our current operations. And we are currently working on initiatives in the oil and gas business.  We can give no assurance that we will be successful in these initiatives or any others that we may pursue and if we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Note 5 – Financing Arrangements

The following consists of our financing arrangements as of March 31, 2010:

Note Payable to Cardelco	$ 4,000

Note Payable to Cardelco

On December 31, 2007, Cardelco, LLC (“Cardelco”) entered into a short-term promissory note with us in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid. This promissory note did not bear interest unless default occurred, at which time interest would accrue at the rate of 10% per annum. This note was part of a lease termination agreement between the Company and Cardelco relating to a lease for office space in San Diego, California. The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 in the form of a short-term promissory note. The unpaid balance on this note at March 31, 2010 was $4,000. Although we are in technical default under the note, Cardelco had not given us written notice of default as of March 31, 2010.

Note 6 - Stockholders' Equity

Preferred Stock

As of March 31, 2010 we had authorized 400,000 shares of Preferred Stock. There are currently no shares of Preferred Stock outstanding.

Common Stock

During the nine months ended March 31, 2010, we issued the following restricted shares of our common stock for the reasons and values identified below.

	Shares	Value
Issued for private placement of common stock	340,000	$85,000
Issued to outside board of directors for accrued director fees	57,333	$17,200
Issuance to management for accrued salaries	110,000	$33,000
Issuance to director for accrued legal and consulting fees	130,383	$39,116
Issuance to consultants for accrued consulting fees	73,333	$22,000

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

Stock Options

We did not grant any stock options during the nine months ended March 31, 2010. As of March 31, 2010 there were no outstanding options to purchase shares of our common stock.

Warrants

We did not grant any warrants during the nine months ended March 31, 2010. As of March 31, 2010 there were no outstanding warrants to purchase shares of our common stock.

Tables of Contents

Note 7 - Commitments and Contingencies

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of March 31, 2010.

Note 8 – Related Party Activity

Payments to Telarus, Inc.

During the nine months ended March 31, 2010, we accrued $31,980 for payments to Telarus, Inc. (“Telarus”) for services performed by the employees of Telarus on behalf of the Company and various expenses paid by Telarus on behalf of the Company. We have included this amount in accounts payable at March 31, 2010. Telarus is owned by two executive officers of Commission River Corporation, our wholly-owned subsidiary. We plan to continue using the services of Telarus employees on a limited basis for the next twelve months. Services provided by Telarus include the performance of various accounting and software development projects which are limited in scope. Services are billed to us on an hourly basis and are approved by an executive of the Company who is not affiliated with Telarus. In addition, all charges and billings from Telarus are reviewed on a quarterly basis by the Board of Directors as part of their review of the quarterly financial statements. We anticipate that the expense of services provided by Telarus will be less than $2,500 per month in the future.

Stock Issuance for Payment of Liabilities to Officers and Directors

During the nine months ended March 31, 2010, we issued the following restricted common shares to officers and directors of the Company, for the reasons and values identified below:

	Shares	Value
Robert Bench as participant in a private placement of common stock	40,000	$10,000
Robert Bench for payment of accrued salary	100,000	$30,000
Robyn Farnsworth for payment of accrued salary	10,000	$ 3,000
Taylor Bench for payment of accrued consulting fees	23,333	$ 7,000
David Keller for payment of accrued consulting fees	50,000	$15,000
James U. Jensen for payment of accrued legal and consulting fees from Woodbury & Kesler, PC	100,383	$30,116
James U. Jensen for payment of accrued consulting fees from ClearWater Group	30,000	$ 9,000
James U. Jensen for payment of director fees	20,667	$ 6,200
John D. Thomas for payment of director fees	18,333	$ 5,500
John M. Knab for payment of director fees	18,333	$ 5,500

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

Note 9 – Formation of BayHill Energy Corporation

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas properties. During the nine months ended March 31, 2010, we invested $1,000 to acquire 100,000 shares of common stock and invested $10,000 plus the assignment of any interests that the Company may have had in the oil and gas initiative, to acquire 100,000 shares of preferred stock in BEC. BEC issued an additional 885,000 shares of its common stock to six individuals, including 260,000 shares to Robert Bench, who was appointed President, and 90,000 shares to Robyn Farnsworth, who was appointed Secretary. The six individuals will form the management team and pursue the intended oil and gas exploration and development strategy.

At March 31, 2010 we held a minority interest in BEC of 18%. The preferred stock is convertible into 10% of BEC outstanding common stock until BEC has acquire over $50 million of value in assets, thus preserving our

Tables of Contents

interest in this strategic initiative without further dilution to the shareholders of the Company.  As of March 31, 2010, no assets have been acquired by BEC.

In July 2009, the Company executed an Accounting and Administrative Agreement with Genesis Petroleum US, Inc. (“Genesis”), to act as their bookkeeper and perform office administration duties. During the nine months ended March 31, 2010, the Company recognized $19,000 of other income from services provided under the Administrative Agreement. During September 2009, the Accounting and Administrative Agreement was cancelled and a Management, Administrative, and Operations Agreement was entered into between Genesis and BEC to act as Genesis agent in their oil and gas operations.

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

Tables of Contents

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total revenue for the three months ended March 31, 2010 $646,109, compared to $761,945 for the comparable period of 2009. This represents a decrease of $115,836 from that of 2009, or 15%. This decrease reflects decreases in sales of long distance products and cell phones, including unauthorized discontinuances of residual payments previously paid under commission contracts still in effect, and the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are pursuing collection from the few vendors that have unilaterally discontinued payments due under existing contracts.

Marketing commission expense decreased from $481,712 for the three months ended December 31, 2009 to $469,706 for the three months ended March 31, 2010, a decrease of $12,006, or 2%. This decrease is due to the

Tables of Contents

decrease in marketing revenues and related commissions.  Marketing commissions, as a percent of revenue, increased from 65% for the three months ended March 31, 2009 to 73% for the three months ended March 31, 2010 because of increased competition to attract and retain agents and the narrowing commission margins being offered by our vendors.

Selling, general and administrative expenses decreased $57,490, or 18% for the three months ended March 31, 2010 compared to the comparable period of 2009. This decrease was mainly attributable to the decrease in personnel costs and benefits.

Interest expense for the quarter ended March 31, 2010 of $6,480 was $14,524, or 69%, lower than the $21,004 we incurred during the comparable period of 2009. The decrease was due primarily to the retirement and conversion of certain debt and lines of credit during the past year and the decrease in the amortization of beneficial conversion feature from the comparable period in 2009.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Total revenue for the nine months ended March 31, 2010 was $1,911,017, compared to $2,259,493, for the comparable period of 2009. This represents a decrease of $348,476 from that of 2009, or 15%. This decrease reflects decreases in sales of long distance products and cell phones, including unauthorized discontinuances of residual payments previously paid under commission contracts still in effect, and the effect of decreased commissions paid by our largest cell phone carrier who filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are pursuing collection from the few vendors that have unilaterally discontinued payments due under existing contracts.

Marketing commission expense decreased from $1,450,952 for the nine months ended December 31, 2009 to $1,358,216 for the nine months ended March 31, 2010, a decrease of $92,736, or 6%. This decrease is reflective of the decreased marketing revenues and associated commissions. Marketing commissions, as a percent of revenue, increased from 64% for the nine months ended March 31, 2009 to 71% for the nine months ended March 31, 2010 because of increased competition to attract and retain agents and the narrowing commission margins being offered by our vendors.

Selling, general and administrative expenses increased $36,839, or 4% for the nine months ended March 31, 2010 compared to the comparable period of 2009. This increase was mainly attributable to the increased legal expenses and consulting expenses related to the Company’s oil and gas initiative.

Interest expense for the nine months ended March 31, 2010 of $20,211 was $33,809, or 63%, lower than the $54,020 we incurred during the comparable period of 2009. The decrease was due primarily to the retirement and conversion of certain debt and lines of credit during the past year and the decrease in the amortization of beneficial conversion feature from the comparable period in 2008.

Liquidity and Capital Resources

Cash flows generated from operations and cash received from the sale of common stock were sufficient to meet our working capital requirements for the nine months ended March 31, 2010, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $489,666 in losses from operations and used $46,146 in cash for operations during the nine months ended March 31, 2010. Net cash flows generated from financing activities for the nine months ended March 31, 2010 were $85,000, from the sale of common stock, and cash used in investing activities was $24,548

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas. Prior to the date of formation of BEC and  continuing as  part of our oil and gas  initiative we entered into Letters of Intent (“LOI”) with five parties to acquire certain oil and gas properties. Prior to March 31, 2010 all LOIs expired without our entering into any acquisition transactions. During the nine months ended March 31, 2010 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC. As of March 31, 2010, BEC had issued an additional 885,000 shares of its common stock to nine individuals who became members of the BEC management team. Following these transactions, we held a minority interest in BEC of 18%.

During the nine months ended March 31, 2010 we entered into an Administrative and Accounting Services Agreement with one of the parties to the LOIs and received $19,000 cash for services relating to the Agreement (see also Note 9 to the financial statements).

Tables of Contents

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for a Small Reporting Company.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation of our disclosure controls and procedures as of March 31, 2010. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and other executive officers have concluded that the controls and procedures were effective as of March 31, 2010 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

PART II – OTHER INFORMATION

Item 5.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2010, we issued the following restricted common shares of the Company, for the reasons and values identified below:

	Shares	Value
Issued for private placement of common stock	340,000	$85,000
Issued for payment of accrued costs and expenses	313,716	$94,116
Issued for payment of accrued director fees	57,333	$17,200

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

Tables of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYHILL CAPITAL CORPORATION

By:  /s/ Robert K. Bench                                                                                     Date: May 15, 2010
Robert K. Bench
Chief Executive Officer

Tables of Contents

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

Tables of Contents