Form 10-K
period 2010-06-30
BAYHILL CAPITAL CORP
filed 2010-09-30
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2010

Commission file number 0-11730
BayHill Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10757 S. River Front Pkwy, Suite 125
South Jordan, Utah	84095
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (801) 407-5159

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $0.0001 Par Value Per Share

[Missing Graphic Reference]
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 30, 2010, there were 3,254,841 shares of common stock outstanding.

Documents Incorporated By Reference: Form 8K filed on September 2, 2010 and Form 2b-25 filed on September 14, 2010.

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

You should also consider carefully the statements set forth in this report under “Risk Factors” which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. Forward-looking statements involve risks and uncertainties that affect our future opportunities to find businesses to acquire, financial condition and results of operations,  our possible lack of cash flows, our possible loss of key personnel, the possibility of marketplace rate changes and technological changes, and the possibility that any new subsidiary or subsidiaries will not be successful. Many of these risks are beyond our control.

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

Item 1.                 Business.

The following description of the Company's historic business should be considered in the context of our announced sale of all aspects of that business effective August 31, 2010. BHCC was incorporated in May 1983 in the State of Colorado. Through our wholly-owned subsidiary Commission River Corporation (“Commission River”) we market and sell services and products through independent commission-based marketing agents who use the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services. Historically, we have generated revenues in two ways:

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

On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396.  The remaining 200 shares of Commission River common stock was sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for  $15,000 and the cancelation of 489,984 common shares of BHCC, owned by Edwards and Oborn, which was agreed by both parties to have a value of $105,000.  This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations.

BayHill Energy Corporation

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas.  During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC.  At September 30, 2009, BEC issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team.  At June 30, 2010, we held a minority interest in BEC of 18%.

Discontinued Operations

Cognigen Business Systems, Inc.

On September 14, 2007, we sold Cognigen Business Systems, Inc. (“CBSi”). See also Note 2 to our Consolidated Financial Statements, “Discontinued Operations,” set forth in Item 8 of this report, for additional information regarding CBSi.

On August 31, 2010, the effective date of sale, Commission River redeemed 800 shares of its stock held by BHCC and the remaining 200 shares were sold to Commission River’s current management team. See also Note 2 to our Consolidated Financial Statements, “Discontinued Operations,” set forth in Item 8 of this report, for additional information regarding Commission River.

Revenue Concentration

Commission River’s commission revenue from our two largest vendors generated approximately 62% and 61%, respectively, of our total revenue for the years ended June 30, 2010 and 2009. Of the above percentages, 53% and 47% of our revenue respectively, were generated from Telarus which is owned by two executive officers of Commission River.

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

Competition

In deciding to sell its wholly-owned subsidiary, Commission River, to the two executives who were operating it, the Board of the Company considered the competitive conditions for the Commission River business and its history of sales and costs and capital requirements.  Commission River has many larger comptitors and conditions in that market place are no longer relevant to us following our sale of Commission River effective August 31, 2010.

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

On August 31, 2010, the effective date of sale, Commission River Corporation redeemed 800 shares of its stock held by BHCC and the remaining 200 shares were sold to Commission River Corporation’s current management team.

Employees

As of June 30, 2010, we had six full-time employees. In addition, as of June 30, 2010, we engaged two part-time employees. We also engage temporary consultants during the year ended June 30, 2009. These temporary consultants engaged through June 30, 2009 were employees of Telarus, one of our principal vendors, and their expenses were charged to Commission River at their fully-burdened rates. Total consulting expenses charged to Commission River, by Telarus, for the years ended June 30, 2010 and 2009, were $0 and $8,538. We do not anticipate that we will continue to use consulting support from Telarus.

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

Cash Flows from Operations May Not be Sufficient to Continue our Operations without Obtaining Additional Working Capital.

We have historically funded our operations primarily from sales of securities from debt financings and from operating cash flows. Cash generated from operations alone has not historically and with the sale, on August 31, 2010 of Commission River, will not, in the future, be sufficient to fund our operations in the coming fiscal year. If we fail to generate revenues and cash flow to fund our operations, our ability to pursue our business plan will be severely limited and we will not be able to continue our anticipated search for other businesses to acquire, unless we are able to obtain additional capital through equity or debt financings. Such additional capital may not be available. Even if it is available, the potential funding sources may require terms and conditions which we cannot satisfy or which may require substantial modifications to our business plan. In addition, if we are able to raise additional funds through the sale of equity or convertible securities, such financing likely will result in significant dilution of the ownership percentage of existing shareholders.

The Company’s Ability to Continue as a Going Concern.

Our audited consolidated financial statements included in Item 8 of this report were prepared on the assumption that we will be able to continue our operations as a going concern. In its report on our financial statements dated September 30, 2010, it was noted that we have experienced circumstances which raise substantial doubt about our ability to continue as a going concern. If we are unable to generate additional revenue from operations or attract additional equity or debt financing, we will likely not be able to continue our operations as a going concern.

Since we sold Commission River, the only source of Revenue Generation Activity of the Company, There will be no Future Cash Flow from Operations until such time as we Acquire Additional Operations and the Company may be classified as a “Shell”.

On August 31, 2010, the effective date of sale, Commission River redeemed 800 shares of its stock held by BHCC and the remaining 200 shares were sold to Commission River’s current management team.  See also Note 2 to our Consolidated Financial Statements, “Discontinued Operations,” set forth in Item 8 of this report, for additional information regarding Commission River Corporation.

We Have a History of Losses and May Continue to Experience Losses.

We have historically experienced net losses. In the fiscal years ended June 30, 2010 and 2009, we had net losses of $537,246 and $476,338, respectively. Our accumulated deficit at June 30, 2010 and 2009 was $17,338,936 and $16,801,690. On August 31, 2010, Commission River redeemed 800 shares of its stock held by BHCC and the remaining 200 shares were sold to Commission River’s current management team. Since BHCC no longer has revenue generating operation, we will likely continue to incur net losses unless we are able to find an existing company with operations to acquire. We can give no assurance that we will be able to achieve profitable operations or that, if we achieve profitability, we will be able to maintain profitable operations.

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

Risk Factors for our Potential New Opportunities

On August 31, 2010, the effective date of sale, Commission River redeemed 800 shares of its stock held by BHCC and the remaining 200 shares were sold to Commission River’s current management team.

We are actively seeking to merge with or acquire one or more private companies to expand our product lines, broaden our marketing channels or enhance our distribution capabilities.  We believe an appropriate merger or an acquisition strategy will create a foundation to expand into new markets and acquire operating companies that will add new technologies, products, or services.

The Company may, in the future be considered a “Public Shell”, which may increase the risks of finding and acquiring future business operations.

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

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                 Properties.

None.

Item 3.                 Legal Proceedings.

From time to time we may become subject to certain legal proceedings which we consider routine to our business activities. As of June 30, 2010, we were not engaged in any legal proceedings which our management believed were likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

	High Bid	Low Bid
Quarter ended June 30, 2010	$.45	$.17
Quarter ended March 31, 2010	$.17	$.17
Quarter ended December 31, 2009	$.35	$.30
Quarter ended September 30, 2009	$.33	$.33
Quarter ended June 30, 2009	$1.60	$.35
Quarter ended March 31, 2009	$1.01	$.20
Quarter ended December 31, 2008	$1.00	$.55
Quarter ended September 30, 2008	$1.50	$1.01

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

As of June 30, 2010, there were approximately 232 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

We have never paid and do not, in the foreseeable future, anticipate paying any cash dividends on our common stock. We intend to retain any earnings for use in our business operations and in the expansion of our business.

The following table sets forth information regarding our equity compensation plans as of June 30, 2010:

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

On August 31, 2010, the effective date of sale, Commission River redeemed 800 shares of its stock held by BHCC and the remaining 200 shares were sold to Commission River’s current management team.

We are actively seeking to merge with or acquire one or more private companies to expand our product lines, broaden our marketing channels or enhance our distribution capabilities.  We believe an appropriate merger or an acquisition strategy will create a foundation to expand into new markets and acquire operating companies that will add new technologies, products, or services.

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Total revenue for 2010 was $2,570,601 compared to $2,963,188  for 2009. This represents a decrease of $392,587 from that of 2009, or 13%. This decrease reflects decreases in sales of long distance products and cell phones as well as the loss of residual commission payments from several companies that have ceased to pay commissions.

Marketing commissions expense decreased from $1,900,523 for 2009 to $1,807,786 for 2010, a decrease of $92,737, or 5%. This decrease correlates to a decrease in marketing commissions revenue explained above. The higher percentage decrease in marketing commissions revenue compared to marketing commissions expense was attributable to a change in product mix between the periods and a change in the commission override structure to certain independent master sales agents.

Selling, general and administrative expenses increased from $1,164,541 for the year ended June 30, 2009 to 1,165,145 for the year ended June 30, 2010. These amounts represented 39% and 45% of revenues for 2009 and 2010 respectively. This increase in percent shows the fixed nature of the selling, general and administrative expenses at this level of operations.

Interest expense for 2010 of $24,400 was lower than the $67,660 for 2009 due to the lower amount of interest bearing debt outstanding during the year ended June 30, 2010 compared to June 30, 2009.

Seasonality and Economic Conditions

We do not believe that our current revenue is affected by seasons of the year.

Inflation and recession

The continued  recession during the past two years may have added to the decrease in revenues from the year ended June 30, 2009 when compared to the revenues for the year ended June 30, 2010.

Liquidity and Capital Resources

The following description of the Company's Liquidity and Capital Resources should be considered in the context of our announced sale of all aspects of that business effective August 31, 2010. Cash flows generated from operations and the issuance of common stock for cash, were sufficient to meet our working capital requirements for the year ended June 30, 2010, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $537,246 in losses from continuing operations, and we used $7,029 in cash for operations for the year ended June 30, 2010. Net cash generated from financing arrangements for the year ended June 30, 2010 was $85,000.  As of June 30, 2010, our current liabilities of

$1,156,411 exceeded our current assets of $488,615 by $667,796. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In order for us to continue as a going concern, we hope to obtain additional debt or equity financing. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Financing Arrangements

As of June 30, 2010, our third-party financing arrangements consisted of the following:

Note Payable to Cardelco	$4,000

Note Payable to Cardelco

As of June 30, 2010, we were in default and $4,000 remained unpaid on our short-term promissory note with Cardelco, LLC (“Cardelco”). See also Note 4 to our Consolidated Financial Statements, “Financing Arrangements” set forth in Item 8 of this report for additional information regarding the Cardelco transactions. The following paragraph describes the history of our financial relations with Cardelco.

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

Commissions Payable-Interest Bearing

As part of verbal agreements with certain of our independent marketing agents, we periodically place commissions payable on a deferred payment schedule. As of June 30, 2010 and 2009 we had placed $260,979 and $276,065, respectively, of commissions payable on a deferred payment schedule with interest accumulating at a rate of 10% per annum. These independent marketing agents have agreed to allow us to retain accrued commissions that normally would have been paid to them and use those amounts for our working capital purposes. We have verbally agreed to repay these commissions plus interest when requested by the participating independent agents. Accrued interest expense, relating to these commissions payable, as of June 30, 2010 and 2009 was $19,555 and $14,383 respectively.

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

Marketing Commissions Receivable

Marketing commissions receivable represent amounts due from outside vendors of telecommunication products. Typically outside vendors pay commissions due to us 45 to 60 days after the usage month-end. As indicated below, we recognize these commissions receivable at the time they are earned. Marketing commission’s receivable balance at June 30, 2010 and 2009 was $363,399 and $395,087 respectively, net of allowance for bad debt of $0 and $29,661 for the years ending June 30, 2010 and 2009 respectively.

Valuation of Long-Lived Assets

Our intangible assets consist of intellectual property and employment and non-compete agreements relating to the acquisition of the assets of Commission River, Inc. The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. These intangible assets have been and are being amortized over 3 years on a straight-line basis. Amortization expense totaled $133,332 and $266,664 for the years ended June 30, 2010 and 2009, respectively. The remaining useful life of the intangible assets was 5 months as of June 30, 2010.

We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows over the remaining economic life of the related asset. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.  Given the adverse financial market conditions, the current and projected economic conditions, and the decrease in revenues and cash flows experience by our business, we evaluated the recoverability of the Intangible Assets at June 30, 2009.  As of June 30, 2009, the carrying value of the Employee and non-compete agreements was greater than the fair value which was determined by comparing the undiscounted future cash flows generated by the Employee and non-compete agreements over the remaining life of the related contracts.  As a result of this evaluation, we impaired $188,891, which was the entire remaining balance of the Intangible Assets relating to the Employment and non-compete agreements. The impairment takes into account management’s projection that undiscounted cash flows generated by the business over the remaining life of the employment and non-compete agreements were not sufficient to cover any carrying value for these Intangible Assets.  There was no addition impairment considered necessary during the year ended June 30, 2010 as the consideration paid in the sale of Commission River was in excess of the remaining net book value of the asset initially acquired.

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

Revenue Recognition

Marketing commissions revenue is recognized at the time the customer has been accepted by the vendor and has received the product from the vendor or is under contract with the vendor and is receiving the services. In those cases where services continue over future periods, revenue is recognized when delivery of the service to the customer has occurred, the fee is fixed or determinable, collection by the vendor from the customer has been made or is probable and the vendor payment of commissions to us is probable.

Management has determined that the Company is acting as a principal, and as such, recorded the marketing commission revenue and expense on a gross basis.  This is principally due to the Company maintaining the credit risk with the independent agents.

Share-Based Compensation Expense

The Company is required to measure and recognize compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period. There was no share based compensation cost recognized during the years ended June 30, 2009 and 2010.

The Company records compensation expense related to non-employees that are issued to other than employees for acquiring, or in conjunction with selling goods or services, and recognizes compensation expenses over the vesting period of such awards.

New Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The standard will be effective for the Company for the fiscal year beginning April 1, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its financial statements.

In June 2009, the FASB issued a new accounting standard that provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. This new accounting standard is effective for interim and annual periods ending after September 15, 2009 (July 1, 2010 for the Company). The Company does not believe that the new accounting standard will have a material impact on its financial statements.

In June 2009, the FASB issued a new accounting pronouncement that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new accounting pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (July 1, 2010 for the Company). The Company is currently evaluating the effect the adoption of this new accounting pronouncement will have on its financial statements.

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
as of June 30, 2010 and 2009
and
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BayHill Capital Corporation
South Jordan, Utah

We have audited the accompanying consolidated balance sheets of BayHill Capital Corporation (the “Company”) and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

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

Ehrhardt Keefe Steiner & Hottman PC

September 30, 2010
Denver, Colorado

BayHill Capital Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS
	As of
	June 30, 2010	June 30, 2009
CURRENT ASSETS
Cash	$122,369	$68,947
Marketing commissions receivable, net	363,399	395,087
Other current assets	2,847	-
Total current assets	488,615	464,034
NON-CURRENT ASSETS
Intangible assets, net	55,559	188,891
Other assets, net	21,820	400
Total long-term assets	77,379	189,291
TOTAL ASSETS	$565,994	$653,325

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$145,911	$78,045
Accrued liabilities	322,723	104,351
Commissions payable	647,619	677,532
Financing arrangements	4,000	4,000
Net current liabilities of discontinued operations	36,158	38,883
Total current liabilities	$1,156,411	$902,811
Commitments and contingencies
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 400,000 shares authorized, no shares issued and outstanding at June 30, 2010 and 2009, respectively	$—	$—
Common stock $.0001 par value, 100,000,000 shares authorized; 3,346,609 and 2,635,560 shares issued and outstanding at June 30, 2010 and 2009 respectively	334	263
Additional paid-in capital	16,748,185	16,551,941
Accumulated deficit	(17,338,936)	(16,801,690)
Total stockholders' deficit	(590,417)	(249,486)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$565,994	$653,325

See notes to consolidated financial statements.

BayHill Capital Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30, 2010	June 30, 2009
REVENUE
Marketing commissions	$2,570,601	$2,963,188
OPERATING EXPENSES
Marketing commissions	1,807,787	1,900,523
Selling, general and administrative	1,165,145	1,164,541
Depreciation and Amortization	136,059	274,952
Impairment charge	—	188,891
Total operating expenses	3,108,991	3,528,907
Loss from Operations	(538,390)	(565,719)
Other Income and Expense
Other Income	25,544	157,041
Interest Expense	(24,400)	(67,660)
Total Other Income and Expense	1,144	89,381
Loss from continuing operations before income taxes	(537,246)	(476,338)
Income taxes	—	—
Loss from continuing operations	(537,246)	(476,338)
Loss from discontinued operations	—	—
NET LOSS	(537,246)	(476,338)
Preferred dividends	—	—
Net loss attributable to common shareholders	$(537,246)	$(476,338)
Basic and diluted weighted average number of common shares outstanding:	3,185,224	2,085,624
Basic and diluted loss per common share:
Continuing operations	(.17)	(.23)
Discontinued operations	—	—
TOTAL	$(.17)	$(.23)

See notes to consolidated financial statements.

BayHill Capital Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended June 30, 2010 and 2009

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – June 30, 2008	-	$—	1,885,470	$188	$16,082,635	$(16,325,352)	$(242,529)

Beneficial conversion feature	—	—	—	—	13,058	—	13,058

Conversion of accounts payable and debt	—	—	538,588	54	258,311	—	258,365

Issuance of stock for compensation	—	—	211,502	21	197,937	—	197,958

Net loss	—	—	—	—	—	(476,338)	(476,338)

Balance – June 30, 2009	—	$—	2,635,560	$263	$16,551,941	$(16,801,690)	$(249,486)

Issuance of stock for cash	—	—	340,000	34	84,966	—	85,000

Conversion of accrued liabilities	—	—	371,049	37	111,278	—	111,315

Net loss	—	—	—	—	—	(537,246)	(537,246)

Balance – June 30, 2010	—	$—	3,346,609	$334	$16,748,185	$(17,338,936)	$(590,417)

See notes to consolidated financial statements.

BayHill Capital Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(537,246)	$(476,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	136,059	274,952
Impairment of intangible assets	—	188,891
Issuance of stock as compensation	—	197,958
Amortization of note discount included in interest expense	—	13,058
Gain on conversion of debt	—	(40,878)
Changes in assets and liabilities:
Marketing commissions receivable	31,688	42,665
Other assets	(2,445)	7,319
Accounts payable	179,181	(373,905)
Accrued liabilities	218,372	23,402
Commissions payable	(29,913)	145,937
Net cash provided by (used in) continuing operations	(4,304)	3,061
Net cash used in discontinued operations	(2,725)	—
Net cash provided by (used in) operating activities	(7,029)	3,061
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(13,549)	—
Investment in BayHill Energy Corporation	(11,000)	—
Net cash provided by financing activities	(24,549)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	85,000	—
Proceeds from financial arrangements	—	150,000
Payments on financing arrangements	—	(84,114)
Other	—	—
Net cash provided by financing activities	85,000	65,886
Net increase in cash	53,422	68,947
Cash – beginning of the year	68,947	—
Cash – end of the year	$122,369	$68,947

See notes to consolidated financial statements.

BayHill Capital Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued from previous page)

Supplemental disclosure of cash flow information:

Cash paid for interest was $24,400 and $33,860 for the years ended June 30, 2010 and 2009, respectively.

During the year ended June 30, 2010, we issued the following restricted shares of our common stock for the reasons and values identified below.

	Shares	Value
Issued to outside board of directors for accrued director fees	57,333	$17,200
Issued to management for accrued salaries	110,000	$33,000
Issued to director for accrued legal and consulting fees	130,383	$39,115
Issued to consultants for accrued consulting fees	73,333 371,049	$22,000 $111,315

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

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of BHCC, and Commission River.  All intercompany accounts and transactions have been eliminated in consolidation (see Note 2 to these consolidated financial statements).

Marketing Commissions Receivable

Marketing commissions receivable represent amounts due from outside vendors of telecommunication products. Typically outside vendors pay commissions due to us 45 to 60 days after the usage month-end.

We established an allowance for doubtful accounts as of June 30, 2010 to provide for potential uncollectible accounts receivable determined to be uncollectible. The Allowance for Doubtful Accounts as of June 30, 2010 was $0 and 2009 was $29,661.

     Commission River’s commission revenue from our two largest vendors generated approximately 62% and 61%, respectively, of our total revenue for the years ended June 30, 2010 and 2009. Of the above percentages, 53% and 47% of our revenue respectively, were generated from Telarus, Inc. (“Telarus”) which is owned by two executive officers of Commission River.

Intangible Assets

On November 30, 2007, we acquired the assets of Commission River, Inc. in an asset purchase transaction. The assets acquired consisted of intellectual property valued at $400,000 and employment and non-compete agreements valued at $400,000. The net carrying amount and future estimated amortization expense as of June 30, 2010 was as follows:

Amortized Intangible Assets	Net Carrying Amount	Accumulated Amortization	Net Intangibles
Intellectual Property	$400,000	$344,441	$55,559
Employment and non-compete agreements	$211,109	211,109	$-
	$611,109	$555,550	$55,559

Year ending June 30,	Estimated Amortization Expense
2011	55,559

Total	$55,559

The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the net intangible balance. These intangible assets have been, and are being, amortized over 3 years on a straight-line basis, since this was the combined time of the employment and non-compete agreements, the software will have been replaced through attrition, and the marketing value of the Company will have received the benefit from the value of the name. Amortization expense, based on the 3 year straight-line basis totaled $133,332 and $266,664 for the years ended June 30, 2010 and 2009, respectively. The weighted-average remaining useful life of the intangible assets was 5 months as of June 30, 2010.

We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows over the remaining economic life of the related asset. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Given the adverse financial market conditions, the current and projected economic conditions, and the decrease in revenues and cash flows experience by our business, we evaluated the recoverability of the Intangible Assets at June 30, 2009.    As of June 30, 2009, the carrying value of the Employee and non-compete agreements was greater than the fair value which was determined by comparing the undiscounted future cash flows generated by the Employee and non-compete agreements over the remaining life of the related contracts.  As a result of this evaluation, we impaired $188,891, which was the entire remaining balance of the Intangible Assets relating to the Employment and non-compete agreements and therefore reduced the carrying amount of the asset to $211,109. No additional impairment was considered necessary during the year ended June 30, 2010 as the consideration paid for the sale of Commission River was well in excess of the remaining net book value of the assets initially acquired.

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

Share-based Compensation

The Company is required to measure and recognize compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period. There was no share based compensation cost recognized during the years ended June 30, 2009 and 2010.

The Company records compensation expense related to non-employees that are issued to other than employees for acquiring, or in conjunction with selling goods or services, and recognizes compensation expenses over the vesting period of such awards.

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

Marketing Commissions Revenue

Marketing commissions revenue is recognized at the time the customer has been accepted by the vendor and has received the product from the vendor or is under contract with the vendor and is receiving the services. In those cases where services continue over future periods, revenue is recognized when delivery of service to the customer has occurred, the fee is fixed or determinable, collection by the vendor from the customer has been made or is probable and the vendor payment of commissions to us is probable.

Management has determined that the Company is acting as a principal, and as such, recorded the marketing commission revenue and expense on a gross basis.  This is principally due to the Company maintaining the credit risk with the independent agents.

Advertising Costs

We expense advertising costs as incurred. Total advertising costs for the years ended June 30, 2010 and 2009 were $7,712 and $894, respectively.

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

Recently Adopted Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The standard will be effective for the Company for the fiscal year beginning April 1, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its financial statements.

In June 2009, the FASB issued a new accounting standard that provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. This new accounting standard is effective for interim and annual periods ending after September 15, 2009 (July 1, 2010 for the Company). The Company does not believe that the new accounting standard will have a material impact on its financial statements.

In June 2009, the FASB issued a new accounting pronouncement that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new accounting pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (July 1, 2010 for the Company). The Company is currently evaluating the effect the adoption of this new accounting pronouncement will have on its financial statements.

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

The following is financial information as of June 30, 2010 and 2009 relative to discontinued operations described above.

	Year Ended June 30, 2010	Year Ended June 30, 2009
Accrued liabilities	$36,158	$38,883
Net current liabilities of discontinued operations	$36,158	$38,883

Commission River Corporation

     On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396.  The remaining 200 shares of Commission River common stock was sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for  $15,000 and the cancelation of 489,984 common shares of BHCC, owned by Edwards and Oborn, which was agreed by both parties to have a value of $105,000.  This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations.

NOTE 3 – GOING CONCERN

Cash flows generated from operations, advances pursuant to our financing arrangements and cash from advances by an officer and a director were sufficient to meet our working capital requirements for the year ended June 30, 2010, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We had a working capital deficit of $667,796 as of June 30, 2010, incurred $537,246 in losses from continuing operations, and used $7,029 in cash in operations for the year ended June 30, 2010. These conditions raise substantial doubt about our ability to continue as a going concern.

During the fiscal year ended June 30, 2009, two persons, an officer and a director of the Company, advanced $150,000 to the Company. All of these notes and accrued interest, were converted into 404,351 shares of our common stock during the fiscal year ended June 30, 2009 (see Note 6 to these consolidated financial statements).

In order to continue as a going concern, we plan to obtain additional debt or equity financing, and look for operating companies with operations that we can acquire. There can be no assurance that we will be able to secure additional debt or equity financing, to enable us to meet all our future obligations or to be able to expand. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

NOTE 4 – FINANCING ARRANGEMENTS

Our financing arrangements as of June 30, 2010 consisted of:

Note Payable to Cardelco	$4,000

Note Payable to Cardelco

On December 31, 2007, we entered into a short-term promissory note with Cardelco, LLC (“Cardelco”) in the amount of $25,000. The note obligated us to make payments in the amount of $5,000 per month starting February 1, 2008 until fully paid. The note did not bear interest unless default occurred, at which time interest would accrue at 10% per annum. This note was part of a lease termination agreement we executed with Cardelco relating to a lease for office space in San Diego, California. The termination agreement consisted of paying $45,000 to Cardelco, $20,000 of which was paid upon agreeing to the termination agreement and $25,000 was paid in form of a short-term promissory note. As of June 30, 2010, we were in default and $4,000 remained unpaid on the note.

Interest Bearing Commissions Payable

As part of verbal agreements with certain of our independent marketing agents, we periodically place commissions payable on a deferred payment schedule. As of June 30, 2010 and 2009 we had placed $260,979 and $276,065, respectively of commissions payable on a deferred payment schedule with interest accumulating at a rate of 10% per annum. These independent marketing agents have agreed to allow us to use accrued commissions that normally would have been paid to them for our working capital purposes. We have verbally agreed to repay these commissions plus interest when requested by the participating independent agents. Accrued interest expense, relating to these commissions payable, as of June 30, 2010 and 2009 was $19,555 and $14,383 respectively.

Related Party Borrowings

See Note 8 for a detail of borrowings with related parties that were both issued and converted during the years ended June 30, 2010 and 2009.

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

Temporary differences between the financial statement and tax basis of our assets result primarily from differing depreciation and amortization, provision for doubtful accounts, net operating loss carry forwards and the recognition of certain expenses for financial statement purposes and not for tax purposes. We had approximately $5,000,000 of net operating loss carry forwards as of June 30, 2010, which expire in varying amounts through 2030, if unused. A change in our ownership of more than 50% occurred during the year ended June 30, 2008. As such, according to the Internal Revenue Code, our net operating loss carry forwards may be limited as to their utilization in future periods.

Temporary differences and carry forwards giving rise to a significant portion of deferred tax assets (liabilities) at June 30, 2010 and 2009 were as follows:

Assets	2010	2009
Current
Allowance for doubtful accounts	$-	$11,123
Vacation accruals	1,370	3,303

Long –term		18,751
Accrued compensation	56,254	18,751
Intangibles	227,498	197,541

Cancelled checks	45,514	45,514
Benneficial ownership conversion	-	104,845
Other	19,175	31,382
Net operating loss carry forwards	1,870,162	1,607,466
Less valuation allowance	(2,219,973)	(2,019,925)
	$-	$-

As discussed in Note 1 to these consolidated financial statements, during the year ended June 30, 2008, the Company entered into a series of stock transactions that culminated in a 50% change in control in the ownership of our common stock. Our ability to utilize the full benefit or our net operating losses for tax purposes may be limited under Section 382 due to the changes in control.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

	For the Years Ended
	June 30,
	2010	2009
Income tax expense (benefit) at the statutory rate	$(182,664)	$(161,955)
State income taxes, net of benefit	(18,660)	(23,454)
Cantara agency buyout	-	(56,250)
Change in valuation allowance	200,048	406,705
Change in effective tax rate	-	(166,067)
Other	1,276	1,021
Deferred income tax expense (benefit)	$-	$-

Effective July 1, 2007, we adopted the provision of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting of Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulation change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated financial statements. The result of the assessment of our tax positions in accordance with FIN 48 did not have a material impact on our consolidated financial statements for the year ended June 30, 2010. Our federal tax returns for all years after June 30, 2006 and state tax returns after June 30, 2005 are subject to future examination by tax authorities for all our tax jurisdictions. It is our policy to record costs associated with interest and penalties related to tax in the selling, general and administrative line of the consolidated statements of operations.

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2010 and 2009 we had authorized 400,000 shares of Preferred Stock. There were no shares of Preferred Stock outstanding as of June 30, 2010 or 2009.

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

     On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396.  The remaining 200 shares of Commission River common stock was sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for  $15,000 and the cancelation of 489,984 common shares of BHCC, owned by Edwards and Oborn, which was agreed by both parties to have a value of $105,000.  This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations.

Compensation to Officers and Directors

During the year ended June 30, 2010, we issued the following unregistered shares of our common stock for the reasons and values identified below:

	Shares	Value
Issued to outside board of directors for accrued director fees	57,333	$17,200
Issued to management for accrued salaries	110,000	$33,000
Issued to director for accrued legal and consulting fees	130,383	$39,115
Issued to consultants for accrued consulting fees	73,333 371,049	$22,000 $111,315

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

During the year ended June 30, 2009 we issued the following unregistered shares of common stock as compensation for the reasons identified below:

	Shares	Value
Compensation for Board of Directors fees	101,528	$110,033
Compensation to management	109,974	87,925
	211,502	$197,958

The values recorded for 2009 for compensation were recorded at the closing market price of our common stock on the dates our Board of Directors approved the respective issuances.

Settlement of Accounts Payable, Accrued Expenses and Notes

During the fiscal year ended June 30, 2009, we settled outstanding accounts payable and accrued liabilities to vendors and service providers for savings to the Company of $18,320, in addition we wrote off $27,557 of accounts payable that we either disputed or had no documentation of delivery of goods or services relating to the amounts outstanding.  These amounts are included in Other Income in our Statement of Operations.

During the year ended June 30, 2009 we issued the following unregistered common shares for the reasons and deemed values identified below:

	Shares	Value
Settlement of accounts payable to Acadia	2,760	$3,450
Settlement of accounts payable to Commission River, Inc.	33,170	43,039
Conversion of James U Jensen note	65,623	26,249
Settlement of VenCore Solutions note	98,307	50,137
Conversion of Little Hollow Farms, Inc. note	271,853	108,740
Conversion of Vector Capital, LLC note	66,875	26,750
	538,588	$258,365

Stock Options

At a special meeting of our shareholders held on March 31, 2008, our shareholders approved a proposal to adopt our 2008 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on April 23, 2008. Directors, employees, consultants and advisors of BHCC and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Compensation Committee of our Board of Directors. The Stock Incentive Plan will continue until April 23, 2018. A maximum of 300,000 shares of our common stock (after giving effect to the reverse split of our common stock which became effective on April 23, 2008) are available for issuance under the Stock Incentive Plan. The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards. Our Board of Directors may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan. As of June 30, 2010, we had made no awards under the Stock Incentive Plan.

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

We did not grant any stock options during the years ended June 30, 2010 or 2009. As of June 30, 2010 and 2009 there were no stock options outstanding.

Warrants

We did not grant any warrants during the years ended June 30, 2010 or 2009.  As of June 30, 2010 and 2009 there were no warrants outstanding.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of June 30, 2010.

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

ClearWater Governance Group, LLC

During the years ended June 30, 2010 and 2009 we accrued fees, for legal services, from ClearWater Governance Group, LLC, (ClearWater) of $32,000 and $36,000 and made cash payments of $0 and $6,000 respectively. We paid out of pocket expenses of $1,000 and issued 32,000 shares of our common stock in settlement of the remaining amount due of $32,000 during the year ended June 30, 2009. Mr. James U. Jensen, our board chairman, is the CEO of ClearWater.

Telarus, Inc.

Commission revenue from Telarus, which is owned by two executive officers of Commission River, represented 53% or $1,355,120 and 47% or $1,430,560 of our revenue for the years ended June 30, 2010 and 2009,  respectively. Commissions receivable from Telarus at June 30, 2010 and June 30, 2009 were $218,000 and $236,000 respectively.

During the years ended June 30, 2010 and 2009, we recorded expenses of $0 and $9,058 respectively for payments to Telarus for services performed by the employees of Telarus and expenses paid on our behalf.  We do not plan to continue using the services of Telarus employees in the future. Services provided by Telarus include the performance of various software development projects which are limited in scope. We are billed for Telarus’ services on an hourly basis. Those billings are reviewed and approved by one of our executive officer who is not affiliated with Telarus.

BayHill Energy Corporation

     In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas.  During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC.  At September 30, 2009, BEC issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team.  At June 30, 2010, we held a minority interest in BEC of 18%.

Amounts owed to related parties that are included in Accounts payable and Accrued liabilities are set forth below:

	2010	2009
Telarus	$31,981	$19,440
BayHill Energy	$22,922	$0
Other Related Parties	$17,433 $72,336	$0 $19,440

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

	Shares	Value
Conversion of James U Jensen note	65,623	$26,249
Settlement of VenCore Solutions note	98,307	50,137
Conversion of Little Hollow Farms, Inc. note	271,853	108,741
Conversion of Vector Capital, LLC note	66,875	26,750
	502,658	$211,877

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

There were no significant adjustments in the fourth quarter ended June 30, 2010.

NOTE 9 – SUBSEQUENT EVENTS

On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396.  The remaining 200 shares of Commission River common stock was sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for  $15,000 and the cancelation of 489,984 common shares of BHCC, owned by Edwards and Oborn, which was agreed by both parties to have a value of $105,000.  This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations.

On July 19, 2010, BHCC announced its signing of a non-binding letter of intent (“LOI”) to acquire the assets of American Senior Benefits Company, a marketing company focused on health benefit plans for seniors.  Under the LOI, American Senior Benefits Company was required to raise a minimum of $1 million to be injected into BayHill at the time of the acquisition or by August 31, 2009, whichever came earlier. This requirement was not accomplished and therefore, the LOI expired on August 31, 2010.

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

As of June 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. This report and our controls were reviewed by our audit committee with no further suggestions for changes.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with United States generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Robert K. Bench, age 61, has served as our President and Chief Executive Officer since October 2007 and as a director of BHCC since December 2007. Mr. Bench is an experienced professional with over 31 years in various senior management and executive positions in start-up enterprises and public companies following four years as a certified public accountant with KPMG Peat Marwick. He has assisted a number of companies in their early start-up years and completed several initial public offerings. Mr. Bench was a founder and is a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”), a position he held since April 1999. He also served as the Chief Financial Officer of Innuity, Inc. (INNU), a software as a service company that delivers applications for small business, from January 2005 until April 2007 and The SCO Group (SCOX), a developer and marketer of software applications and operating systems from November 2000 until August 2004. He has also served in senior management positions for West-Wind Corporation, Webmiles, Inc., Sento Corporation (SNTO), CerProbe, Inc. (CRPB), Fresh Technologies, Inc., Clyde Digital Systems, Inc., and NP Energy Corporation (NPEE). In addition, Mr. Bench has served as a director of private and public companies and has assisted both private and public companies raise over $150 million for start-up and growth capital through private, public, and venture offerings. He has been responsible for a number of business combinations and successfully reorganized several financially distressed companies. He has spent two years on international assignments and led the restructure of worldwide operations following the merger of two international companies. Mr. Bench has been a co-founder and is a private investor in a number of private and small public companies. His background includes the software, hardware, oil, and semiconductor industries. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

James U. Jensen, age 66, has served as the Chairman of our Board of Directors since December 2007. Mr. Jensen currently is the CEO of ClearWater Governance Group, LLC and has a private law practice. He also serves as the Independent Board Chairman for the Wasatch Funds, a family of 14 mutual funds managed by Wasatch Advisors, Inc., and has served as a director of Wasatch Funds since they were organized in 1990. Mr. Jensen is an outside director at the University of Utah Research Foundation and is a director of the Utah Chapter of the National Association of Corporate Directors. From 1986 to 2001, Mr. Jensen served as a director and from 1991 to 2004 as Vice President, General Counsel, and Secretary of NPS Pharmaceuticals, Inc., a public biotechnology company. Mr. Jensen served as an outside director to InterWest Home Medical, Inc., a public home medical supplies company, and served first as outside counsel and then as Chief Financial Officer to Cericor, Inc., a private technology company. Mr. Jensen has served as counsel or director to many high-tech private companies and was General Counsel of Dictaphone Corporation and previously served as in-house counsel for Ethyl Corporation and The Echlin Manufacturing Company (both publicly-traded companies). He graduated from the University of Utah, served a Fulbright Grant in Mexico and received his J.D. and M.B.A. degrees from Columbia University. He was a law clerk to Judge David T. Lewis, the Chief Judge of the 10th Circuit U.S. Count of Appeals.

John M. Knab, age 58, has served as a director of BHCC since December 2007. Mr. Knab has been the Chief Executive Officer, President, and Chairman of Phonex Broadband Corporation, which develops, manufactures and distributes wireless voice, audio, and data technologies, since November 1989. From 1986 to 1989, Mr. Knab was a National Director for Verizon (Data Communication Products) where he directed a division comprised of over 2,700 computer and telecommunication products. While with Verizon, he was appointed to AT&T’s National Advisory Committee, NEC’s National Advisory Committee and Digital Equipment’s Partners Group. Mr. Knab also served in roles as a Sr. HQ Planning Staff, Regional IT Management, Marketing Manager & Marketing Representative for IBM Corporation. Mr. Knab was a founding member of Brigham Young University’s Marriott School of Management Entrepreneur Founder’s Group. He served as a member of Brigham Young University’s Marriott School of Management National Advisory Council. Mr. Knab is a member of the Board of Directors for the MountainWest Capital Network, where he also served as a former Chairman of the Board of Directors, founder and former Chairman of the Utah 100 (recognition event for Utah’s fastest growing companies). Mr. Knab was a Trustee and member of the Executive Committee for Utah Information Technologies Association. Mr. Knab received an M.B.A. from Emory University and a B.A. from Brigham Young University’s College of Communications/Advertising.

John D. Thomas, age 37, has served as a director of BHCC since December 2007. Mr. Thomas has been engaged in the private practice of law with Kenneth I. Denos P.C. since June, 2003. Mr. Thomas specializes in reverse takeovers, mergers and acquisitions, and general corporate law for a variety of small public and private companies in the United States, United Kingdom, and Germany. Since May 2006, he has also been the director of the microcap division for small public company listings for MCC Global NV (FSE: IFQ2), an international financial services and investment conglomerate based in London and traded on the Geregeltermarkt of the Frankfurt Stock Exchange. Mr. Thomas is the Chief Executive Officer and Chairman of Sports Nuts, Inc., a sports management company traded on the OTCBB. Mr. Thomas received a J.D. degree from Texas Tech University School of Law and a B.A. degree in
History from the University of Utah. Mr. Thomas has been licensed to practice law in Texas since 1999 and licensed to practice law in Utah since 2002.

Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Robert K. Bench	61	President, Chief Executive Officer, Chief Financial Officer and Director
Adam V. Edwards	37	President, Commission River
Patrick K. Oborn	37	Vice President, Marketing, Commission River

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

     During the fiscal year ended June 30, 2010, our Board of Directors held 3 meetings. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of any committee on which he served.

Audit Committee. John D. Thomas and James U. Jensen serve as members of the Audit Committee, with Mr. Thomas serving as Chair. Our Board of Directors has determined that Mr. Thomas satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of our internal audit function and the independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.bayhillcapital.com. Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole. Our Audit Committee met 3 times during the fiscal year ended June 30, 2010.

Compensation Committee. John M. Knab and James U. Jensen serve as members of the Compensation Committee of our Board of Directors, with Mr. Knab serving as Chair. The functions of our Compensation Committee are primarily to: (a) to oversee the discharge the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company’s website, www.bayhillcapital.com. The Compensation Committee met 0 times during the fiscal year ending June 30, 2010.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

 Section 16(a) of the Exchange Act requires our officers and directors to file reports concerning their ownership of our common stock with the SEC and to furnish us with copies of such reports. Based solely upon our review of the reports required by Section 16 and amendments thereto furnished to us, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during the annual reporting period of July 1, 2009 through June 30, 2010, were filed with the SCE on a timely basis. All reports during the annual reporting period of July 1, 2008 through June 30, 2009, were filed with the SEC on a timely basis.

Item 11.                 Executive Compensation.
The following table provides certain information pertaining to the compensation paid by us and our subsidiaries during our last two fiscal years for services rendered by any person who served as our Chief Executive Officer during any part of the fiscal year ended June 30, 2009 and the persons who were our most highly compensated executive officers at the end of the fiscal year ended June 30, 2008 and who received annual salary and bonus in excess of $100,000:
SUMMARY COMPENSATION TABLE
Nonqualified
							Non –Equity	Deferred
Name and				Stock	Stock		Incentive Plan	Compensation	All other
Principal			Bonus	Awards	Options		Compensation	Earnings	Compensation	Total
on
Position	Year	Salary ($)	($)	($)	($)		($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Robert K. Bench (1)	2010	$0	-0-	$25,000	-0-	(2)				$25,000
	2009	$24,000	-0-	$45,300	-0-	(2)				$69,300

(1)	Mr. Bench has served as our President and Chief Executive Officer since October 2007 and as Chief Financial Officer since December 1, 2008.

(2)
No stock options were granted to Mr. Bench during the years ended June 30, 2010 or 2009. However, during the year ended June 30, 2010, Mr. Bench received 100,000 shares of common stock and during the year ended June 30, 2009, Mr. Bench received 60,000 shares of common stock in lieu or salary. At the time these shares were issued the market price for our common stock was $0.25per share and $0.51 per share respectively. We recorded the compensation to Mr. Bench at the then fair market value of restricted shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2009 , the number of shares of our common stock beneficially owned by each of our current directors, the number of shares of our common stock beneficially owned by each of our Named Executive Officers, the number of shares of our common stock beneficially owned by all of our executive officers and directors as a group, and the number of shares of our common stock owned by each person who owned of record, or was known to own beneficially, more than five percent of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of June 30, 2010, we had 3,346,649 shares of common stock outstanding:

	Name and Address of Beneficial	Amount and Nature of
Title of class	Owner	Beneficial Ownership (a)		Percent of Class (b)

Common Stock	Robert K. Bench
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	623,238	(c)	28.8%
Common Stock	James U, Jensen
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	390,862	(d)	9.1%
Common Stock	John D. Thomas
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	74,927	(e)	2.1%
Common Stock	John M. Knab
	10757 South Riverfront Drive #125
	South Jordan, Utah 84095	72,167		2.0%
Common Stock	Adam V. Edwards
	12401 South 450 East D-1
	Draper, Utah 84020	527,170	(f)	17.8%
Common Stock	Patrick K. Oborn
	12401 South 450 East D-1
	Draper, Utah 84020	527,170	(g)	17.8%
Common Stock	All current executive officers and
	directors as a group (6 persons)	1,688,364		62.1%

(a)	Except as indicated below, each person has sole and voting and/or investment power over the shares listed.
(b)	Represents the percentage of the 3,346,649 shares of common stock, par value $0.0001 per share, outstanding at June 30, 2010.
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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Payments to Telarus, Inc.

During the year ended June 30, 2010, we accrued $31,981 for payments to Telarus for services performed by the employees of Telarus and expenses paid on our behalf.  We do not plan to use the services of Telarus employees in the future. Services provided by Telarus include the performance of various software development projects which are limited in scope. Telarus billed us for such services on an hourly basis and such services are approved by one of our executive officers who is not affiliated with Telarus.

ClearWater Governance Group LLC

 During the years ended June 30, 2010 and 2009 we accrued fees, for legal services, from ClearWater Governance Group, LLC, (“ClearWater”) of $71,4139 and $36,000 and made cash payments of $0 and $6,000 respectively. We paid out of pocket expenses of $1,000 and issued 32,000 shares of our common stock in settlement of the remaining amount due of $32,000 during the year ended June 30, 2009. Mr. James U. Jensen, our board chairman, is the CEO of ClearWater.

Item 14.                 Principal Accounting Fees and Services.

For the fiscal years ended June 30, 2010 and 2009, we were billed fees in the following amounts for services by Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), our independent registered public accounting firm.

	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Audit fees (including fees for review of quarterly 10QSBs)	$51,000	$66,940
Audit-Related fees	$2,825	$5,500
Tax fees	$14,690	$10,171
All Other fees	$2,247	$3,000

Audit fees consist of EKS&H’s fees for services related to their audits of our annual financial statements, including management’s assessment, their review of financial statements included in our quarterly reports on Form 10-QSB, EKS&H’s review of SEC-filed registration statements and issuance of consents, and comfort letters. Audit-related fees consist primarily of fees rendered for services in connection with employee benefit plan audits and consultation regarding financial accounting and reporting standards. Tax fees consist of fees rendered for services on tax compliance matters, including tax return preparation, claims for refund and assistance with tax audits of previously filed tax returns, tax consulting and advisory services consisting primarily of tax advice rendered by EKS&H in connection with the formulation of our tax strategy and assistance in minimizing custom, duty and import taxes. Audit fees related to the annual financial statements were $25,000 and $40,000, respectively, for the years ended June 30, 2010 and June 30, 2009. Additionally, for the years ended June 30, 2010 and 2009 respectively, audit fees included $26,000 and $26,940 related to reviews of Forms 10-QSB. Tax compliance and preparation fees were $14,690  and $10,171 respectively, for the years ended June 30, 2010 and 2009.

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

10.32	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Adam Edwards (incorporated by reference to Exhibit 10.30 of Form 8-K filed February 14, 2008).

10.33	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Patrick Oborn (incorporated by reference to Exhibit 10.31 of Form 8-K filed February 14, 2008).

10.34	Cognigen Networks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 30, 2008).

10.35	Press Release announcing the nonbinding letter of intents, dated June 9, 2009 (incorporated by reference to Exhibit 99.1 of Form 8-K filed June 9, 2009).

14.1	Code of Business Conduct and Ethics, adopted May 12, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-KSB for the year ended June 30, 2008, filed on September 12, 2008).

21	Subsidiaries*

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, our independent registered public accounting firm*

31.1	Certification of Chief Executive Officer dated September 30, 2010*
31.2	Certification of Chief Financial Officer dated September 30, 2010*

32.1	Certification of Chief Executive Officer dated September 30, 2010*
32.2	Certification of and Chief Financial Officer dated September 30, 2010*

99(a)	Form 8K filed on September 2, 1010 describing the sale of Commission River Corporation—incorporated by reference.
99(b)	Form 12b-25 filed on September 14, 2010 for extension of time to file this 10K—incorporated by reference.

 *Filed herewith

AUDIT COMMITTEE REPORT (1)

The Audit Committee of our Board of Directors has reviewed and discussed with management our audited consolidated financial statements as of and for the year ended June 30, 2010.

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

BAYHILL CAPITAL CORPORATION

Date: September 30, 2010	By:	/s/ Robert K. Bench Robert K. Bench Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2010	By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert K. Bench	Director	September 30, 2010
Robert K. Bench

/s/ James U. Jensen	Director	September 30, 2010
James U. Jensen

/s/ John M. Knab	Director	September 30, 2010
John M. Knab

/s/ John D. Thomas	Director	September 30, 2010
John D. Thomas

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

10.32	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Adam Edwards (incorporated by reference to Exhibit 10.30 of Form 8-K filed February 14, 2008).

10.33	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Patrick Oborn (incorporated by reference to Exhibit 10.31 of Form 8-K filed February 14, 2008).

10.34	Cognigen Networks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 30, 2008).

10.35	Press Release announcing the nonbinding letter of intents, dated June 9, 2009 (incorporated by reference to Exhibit 99.1 of Form 8-K filed June 9, 2009).

14.1	Code of Business Conduct and Ethics, adopted May 12, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended June 30, 2008, filed on September 12, 2008).

21	Subsidiaries*

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, our independent registered public accounting firm*

31.1	Certification of Chief Executive Officer dated September 30, 2010*
31.2	Certification of Chief Financial Officer dated September 30, 2010*

32.1	Certification of Chief Executive Officer dated September 30, 2010*
32.2	Certification of and Chief Financial Officer dated September 30, 2010*
99(a)	Form 8K filed on September 2, 2010 describing the sale of Commission River Corporation—incorporated by reference.
99(b)	Form 12b-25 filed on September 14, 2010 for extension of time to file this 10K—incorporated by reference.
*Filed herewith