Form 10-Q
period 2010-09-30
BAYHILL CAPITAL CORP
filed 2010-11-19
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

801-592-3000
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 18, 2010

Common Stock, $0.0001 par value	3,254,841

Part I - FINANCIAL INFORMATION

BAYHILL CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS
	As of
	September 30, 2010 (Unaudited)	June 30, 2010 (Restated)
CURRENT ASSETS
Cash	$178	$55
Note receivable, current portion	120,000	-
Current assets of discontinued operations	-	488,560
Total current assets	120,178	488,615
NON-CURRENT ASSETS
Investment in BayHill Energy Corporation	11,000	11,000
Note receivable	360,000	-
Long term assets of discontinued operations	-	66,379
Total long-term assets	371,000	77,379
TOTAL ASSETS	$491,178	$565,994

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$159,603	$145,911
Accrued liabilities	82,600	137,080
Financing arrangements	4,000	4,000
Current liabilities of discontinued operations	36,158	869,420
Total current liabilities	$282,361	$1,156,411
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 400,000 shares authorized, no shares issued and outstanding at September 30, 2010 and June 30, 2010	$—	$—
Common stock $.0001 par value, 100,000,000 shares authorized; 3,254,841 and 3,346,609 shares issued and outstanding at September 30, 2010 and June 30, 2010	325	334
Additional paid-in capital	17,635,099	16,748,185
Accumulated deficit	(17,426,607)	(17,338,936)
Total stockholders' equity (deficit)	208,817	(590,417)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$491,178	$565,994

See notes to consolidated financial statements.

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2010	2009
	Unaudited	Unaudited (Restated)

Revenue	$-	$-

Operating expenses:
Selling, general and administrative	86,063	206,056
Total operating expenses	86,063	206,056

Loss from continuing operations	(86,063)	(206,056)

Other income	-	12,000
Total other income	-	12,000

Loss from continuing operations before income taxes	(86,063)	(194,056)

Income taxes	-	-

Net loss from continuing operations	(86,063)	(194,056)

Net loss from discontinued operations	(1,608)	(68,982)

Net loss	(87,671)	(263,038)

Loss attributable to
common shareholders	$(87,671)	$(263,038)

Loss per common share-basic and diluted:
Discontinued operations	$(0.02)	$(0.07)
Discontinued operations	$(0.00)	$(0.00)
Weighted average number of common shares outstanding: Basic and Diluted	3,554,748	2,766,473

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(87,671)	$(263,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of note discount included in interest expense	-	2,123
Changes in assets and liabilities:
Other assets	(1,214)	9,625
Accounts payable	63,712	16,382
Accrued liabilities	3,020	109,797
	65,518	128,302
Net cash used in continuing operations	(22,153)	(125,111)
Net cash used in discontinued operations	(2,724)	89,281
Net cash provided by (used in) operating activities	(24,877)	(35,830)

Cash flows from investing activities
Proceeds from sale of Commission River	15,000	-
Payment on notes receivable from Commission River	10,000	-
Investment in BayHill Energy Corporation	-	(11,000)
Net cash flows from (used in) investing activities	25,000	(11,000)

Cash flows from financing activities
Proceeds from sale of common stock	-	85,000
Net cash provided by financing activities	-	85,000

Net increase in cash and cash equivalents	123	26,422

Cash and cash equivalents-beginning of period	55	7,911

Cash and cash equivalents-end of period	$178	$34,333

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

During the three months ended September 30, 2010, we issued the following restricted shares of our common stock for the reasons and values identified below.

	Shares	Value
Issued to outside board of directors for accrued director fees	133,334	$76,000
Issued to management for accrued salaries	212,963	$121,389
Issued to consultants for accrued consulting fees	51,919	$29,594

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share.  The difference between the market price and settlement value was booked to additional paid in capital, since all parties were affiliates of the Company.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

BayHill Capital Corporation (“we,” “us” or “BHCC”, formerly Cognigen Networks, Inc.), was incorporated in May 1983 in the state of Colorado. Our wholly-owned subsidiary, Commission River Corporation (“Commission River”), was our only active business and we sold that business effective August 31, 2010.  Prior to the sale of Commission River we marketed and sold services and products through commission-based marketing agents who used the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services. Historically, we generated revenues in two ways:

First, we  generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom we sold products and services via contractual agreements.  Historic numbers reflect this line of business.

Second, we have, at times, also generated revenues from sales of proprietary products and services. We were not offering any such products or services at the time of the sale of Commission River.

Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under SEC regulations.

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

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively, (b) the unaudited and audited consolidated balance sheets as of September 30, 2010 and June 30, 2009, respectively, and (c) the unaudited consolidated statements of cash flows for the three months ended September 30, 2010 and 2009, respectively, in order to make such financial statements not misleading.

We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results for the three months ended September 30, 2010 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2011. This is particularly important to note because we became a “shell corporation” for SEC regulatory purposes on September 1, 2010 and have no continuing operations on which to report financial results for periods beginning on that date and thereafter.   All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split effected in 2008  (see Note 6) unless otherwise indicated.

Note 3 – Discontinued Operations

Commission River

    On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396.  The remaining 200 shares of Commission River common stock was sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for  $15,000 and the cancelation of 489,984 common shares of BHCC, owned by Edwards and Oborrn, which was agreed by both parties to have a value of $105,000.  No gain was recorded on the transaction as it was with related parties.  The offset to the transaction of $884,386 was recorded as an increase in additional paid in capital. This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations.

    The information set forth in the financial statements for the quarter ended September 30, 2009 has been restated to show discontinued operations. The results for the three months ended September 30, 2010 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2011. This is particularly important to note because we became a “shell corporation” for SEC regulatory pruposes on September 1, 2010 and have no continuing operations on which to report financial results for periods beginning on that date and thereafter.

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

The following is financial information  relative to the discontinued operations described above.

Balance Sheet:

	September 30, 2010	June 30, 2010
Cash	$-	$122,314
Commissions receivable	-	366,246
Current assets	$-	$488,560

Intangible assets, net	$-	$55,559
Other assets	-	10,820
Net long terms assets of discontinued operations	$-	$66,379

Accounts payable	$-	$24,614
Accrued liabilities	36,158	161,029
Commissions payable	-	647,619
Current liabilities	$36,158	$833,262

Intangible assets, net	$-	$55,559
Other assets	-	10,820
Net long terms assets of discontinued operations	$-	$66,379

Statement of Operations:

	September 30, 2010		September 30, 2009
Commission revenues		$389,058		$633,469
Commission expenses		(261,398)		(456,117)
		127,660		177,352
Other expenses		(129,268)		(246,334)
Net loss from discontinued operations	$	(1,608)	$	(68,982)

Note 4 – Management’s Plan

Starting September 1, 2010 we became a “shell corporation” for SEC regulatory purposes.  Management is now working only part time for the Company and, with the board of directors, continues to look for opportunities to acquire one or more businesses that will be beneficial to the Company and its shareholders. There can be no assurance that we will be able to secure additional debt or equity financing, or that we will be able to find appropriate operating companies to acquire.

 Cash flows generated from operations and cash received from the issuance of common stock were sufficient to meet our working capital requirements for the three months ended September 30, 2010, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $87,671 in losses from operations and used $24,877 in cash for operations for the three months ended September 30, 2010. Net cash flows generated from our investing activities for the three months ended September 30, 2010 were $25,000, from the sale of Commission River. These conditions raise substantial doubt about our ability to continue as a going concern.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas.  During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC.  At September 30, 2009, BEC issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team.  Following these transactions, and at September 30, 2010 we held a minority interest in BEC of 18%.

During the quarter ended September 30, 2009 we entered into an Administrative and Accounting Services Agreement with a third party and received $19,000 cash for services relating to the Agreement, of which $7,000 related to future services and was recorded in the following quarter. (see also Note 9 below).

Note 5 – Financing Arrangements

    As  of September 30, 2009, we owed Cardelco $4,000 on a Note Payable relating to a prior office lease arrangement.

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

Preferred Stock

As of September 30, 2010 we had authorized 400,000 shares of Preferred Stock. There are currently no shares of Preferred Stock outstanding.

Common Stock

During the three months ended September 30, 2010, we issued the following restricted shares of our common stock for the reasons and values identified below.
	Shares	Value
Issued to outside board of directors for accrued director fees	133,334	$76,000
Issued to management for accrued salaries	212,963	$121,389
Issued to consultants for accrued consulting fees	51,919	$29,594

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share.  The difference between the market price and settlement value was booked to additional paid in capital, since all parties were affiliates of the Company.

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

Stock Options

We did not grant any stock options during the three months ended September 30, 2010. As of September 30, 2010 there were no outstanding options to purchase shares of our common stock.

Warrants

We did not grant any warrants during the three months ended September 30, 2010. As of September 30, 2010there were no outstanding warrants to purchase shares of our common stock.

Note 7 - Commitments and Contingencies

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of September 30, 2010.

Note 8 – Related Party Activity

Payments to Commission River and Telarus, Inc.

No payments involving Commission River, it management team (the buyers of Commission River in a transaction effective August 31, 2010) or a company controlled by such management team were made in the period ended September 30, 2010 or thereafter. During the three months ended September 30, 2009, we accrued $4,255 for payments made to Talarus, Inc., a company owned by the Management of Commission River.

Stock Issuance for Payment of Liabilities to Officers and Directors

During the three months ended September 30, 2010, we issued the following restricted shares of our common stock to officers and directors of the Company, for the reasons and values identified below.
	Shares	Value
James U. Jensen for payment of director fees	48,148	$27,444
John D. Thomas for payment of director fees	42,593	$24,278
John M. Knab for payment of director fees	42,593	$24,278
Robert Bench for payment of accrued salary	155,556	$88,667
Robyn Farnsworth for payment of accrued salary	57,407	$32,722
Taylor Bench for payment of accrued consulting fees	51,919	$29,594

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share.  The difference between the market price and settlement value was booked to additional paid in capital, since all parties were affiliates of the Company.

During the three months ended September 30, 2009, we issued the following restricted common shares to officers and directors of the Company, for the reasons and values identified below:

	Shares	Value
Robert Bench as participant in a private placement of common stock	40,000	$10,000
Robert Bench for payment of accrued salary	100,000	$30,000
Robyn Farnsworth for payment of accrued salary	10,000	$3,000
Taylor Bench for payment of accrued consulting fees	23,333	$7,000
David Keller for payment of accrued consulting fees	50,000	$15,000
James U. Jensen for payment of accrued legal and consulting fees from Woodbury & Kesler, PC	100,383	$30,115
James U. Jensen for payment of accrued consulting fees from ClearWater Group	30,000	$9,000
James U. Jensen for payment of director fees	20,667	$6,200
John D. Thomas for payment of director fees	18,333	$5,500
John M. Knab for payment of director fees	18,333	$5,500

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

Note 10 – Sale of Commission River Corporation

    On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396.  The remaining 200 shares of Commission River common stock was sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for  $15,000 and the cancelation of 489,984 common shares of BHCC, owned by Edwards and Oborrn, which was agreed by both parties to have a value of $105,000.  This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations.

Note 11 – Advance to Potential Acquisition Candidate

     On October 19, 2010, we extended credit to a possible acquisition candidate in the form of a secured and guaranteed promissory note in the amount of $100,000.  We received the cash to make that advance from a potential financer, for the same amount and  under substantially similar terms.  We recently concluded that this acquisition cannot be completed at this time or on terms under consideration.  It is possible that the loan we made to the candidate will be in default on November 19, 2010, and we are prepared to send notice of default and to pursue our rights and remedies.  The note due to the financier is not due until November 30, 2010 and we believe the acquisition candidate and/or the guarantors on its note, and/or the financier will pay-off the note in a timely manner and that the Company will then be in a position to pay off the note the Company gave to the financier.  No assurances, however can be given for these assumptions.  See “Risks” herein.

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

Overview

    BayHill Capital Corporation (“we,” “us” or “BHCC”, formerly Cognigen Networks, Inc.), was incorporated in May 1983 in the state of Colorado. Our wholly-owned subsidiary, Commission River Corporation (“Commission River”), was our only active business and we sold that business effective August 31, 2010.  Prior to the sale of Commission River we marketed and sold services and products through commission-based marketing agents who used the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services. Historically, we  generated revenues in two ways:

    First, we  generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom we sold products and services via contractual agreements.  Historic numbers reflect this line of business.

    Second, we have, at times, also generated revenues from sales of proprietary products and services. We were not offering any such products or services at the time of the sale of Commission River.

    Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under SEC regulations.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Total revenue, included as Other Income, for the three months ended September 30, 2009, was $12,000 in fees received as part of an Administrative and Accounting Agreement with a third party. The Company generated no other revenue during the three months ended September 30, 2010 and 2009.

Selling, general and administrative expenses decreased $119,993, or 59% for the three months ended September 30, 2010 compared to the comparable period of 2009. This decrease was mainly attributable to the decrease in legal expenses and consulting expenses related to the Company ending its oil and gas initiative and the decrease in organizational and restructuring activities.

Liquidity and Capital Resources

Cash flows generated from operations and issuance of common stock for the payment of accrued costs and expenses, were sufficient to meet our working capital requirements for the three months ended September 30, 2010, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for acquisition opportunities. We incurred $87,671 in losses from operations and used $24,877 in cash for operations during the three months ended September 30, 2010. Net cash flows generated from investment activities for the three months ended September 30, 2010 were $25,000, from the sale of Commission River.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas.  As part of this initiative we entered into Letters of Intent (“LOI”) with five parties to acquire certain oil and gas properties.  As of September 30, 2009 all LOIs expired without our entering into any acquisition transactions.  During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC.  At September 30, 2009, BEC issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team.  Following these transactions, and at September 30, 2010, we held a minority interest in BEC of 18%.

During the quarter ended September 30, 2009 we entered into an Administrative and Accounting Services Agreement with one of the parties to the LOIs and received $19,000 cash for services relating to the Agreement, of which $7,000 related to future services and is recorded as Deferred Revenue. (see also Note 9 to the financial statements).

We intend to move forward with our plans and activities in an effort to secure additional equity financing and search for appropriate operating companies that we could acquire.

There can be no assurance that we will be able to secure additional debt or equity financing and find appropriate acquisitions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for a Small Reporting Company.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation of our disclosure controls and procedures as of September 30, 2010. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and other executive officers have concluded that the controls and procedures were effective as of September 30, 2010 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

    The Company is a Shell Company and is subject to attendant risks.  See the Risk Factors described in the Company’s most recently filed Form 10-K for the fiscal year ended June 30, 2010 and the description of the sale of the Company’s subsidiary, Commission River, as provided in a form 8-K filed on or about September 2, 2010 and the Company’s Press Release included therein.  Additional risks include the concentration of credit risk under the Commission River Secured Promissory Note representing the bulk of the purchase price received by the Company upon sale of Commission River; the potential that future sales of the Company’s shares by affiliates and others may have challenges arising under their possible proposed use of Rule 144; the possibility that a change of control may occur if the Company completes a “reverse merger” with a private company, of which there can be no assurance; and the possibility that the Company’s public press release and SEC filings may be said to fail to comply with the requirement of 20 day prior notice to shareholders as required under Section 14 of the Securities and Exchange Act of 1934 and rules and regulations thereunder and/or the possibility that the Company may be said to have failed to give the  “prompt” notice to non-acting shareholders when action is taken, as allowed under the Delaware Corporation Code, by written consent of shareholders holding a majority of outstanding shares, as was done in the Company’s sale of Commission River.  The Company plans soon to send to shareholders a statement of these past actions and to file any needed description of this transaction and a description of possible alternatives for the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we issued the following restricted shares of our common stock for the reasons and values identified below.
	Shares	Value
Issued to outside board of directors for accrued director fees	133,334	$76,000
Issued to management for accrued salaries	212,963	$121,389
Issued to consultants for accrued consulting fees	51,919	$29,594

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share.  The difference between the market price and settlement value was booked to additional paid in capital, since all parties were affiliates of the Company.

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

Item 5.  Other Information

    See Note 11 to the Financial Statements, above.  There can be no assurance that ABC and related parties will pay the note payable to the Company when it becomes due on November 15, 2010 or thereafter.  If such payment is not timely received, the Company will have its contractual rights under the corresponding pledge agreement but the Company may have difficulty making the corresponding payment payable by the Company to the financier and due on November 30, 2010.

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

BAYHILL CAPITAL CORPORATION

By:  /s/ Robert K. Bench                                                                                     Date: November 18, 2010
Robert K. Bench
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer