Form 10-Q
period 2010-12-31
BAYHILL CAPITAL CORP
filed 2011-02-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

25 East 200 South
Lehi, Utah 84043
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at February 14, 2011

Common Stock, $0.0001 par value	3,254,841

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	As of
	December 31, 2010 (Unaudited)	June 30, 2010
CURRENT ASSETS
Cash	$1,915	$55
Note receivable, current portion	120,000	-
Current assets of discontinued operations	-	488,560
Total current assets	121,915	488,615
NON-CURRENT ASSETS
Investment in BayHill Energy Corporation	11,000	11,000
Note receivable	339,371	-
Long term assets of discontinued operations	-	66,379
Total long-term assets	350,371	77,379
TOTAL ASSETS	$472,286	$565,994

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$157,802	$145,911
Accrued liabilities	127,600	137,080
Financing arrangements	4,000	4,000
Current liabilities of discontinued operations	36,156	869,420
Total current liabilities	$325,558	$1,156,411
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 400,000 shares authorized, no shares issued and outstanding at December 31, 2010 and June 30, 2010	$—	$—
Common stock $.0001 par value, 100,000,000 shares authorized; 3,254,841 and 3,346,609 shares issued and outstanding at December 31, 2010 and June 30, 2010	325	334
Additional paid-in capital	17,635,099	16,748,185
Accumulated deficit	(17,488,696)	(17,338,936)
Total stockholders' equity (deficit)	146,728	(590,417)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$472,286	$565,994

See notes to consolidated financial statements.

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	74,097	75,455	160,160	282,371
Depreciation and amortization	-	-	-	-
Total operating expenses	74,097	75,455	160,160	282,371

Loss from continuing operations	(74,097)	(75,455)	(160,160)	(282,371)
Other Income and Expense:
Interest expense	-	-	-	-
Other income	10,399	7,000	10,399	19,000
Total other income	10,399	7,000	10,399	19,000

Loss from continuing operations before income taxes	(63,698)	(68,455)	(149,760)	(263,371)

Income taxes	-	-	-	-
Net loss from continuing operations	(63,698)	(68,455)	(149,760)	(263,371)

Net loss from discontinued operations	-	(35,471)	-	(103,593)

Loss attributable to
common shareholders	$(63,698)	$(103,926)	$(149,760)	$(366,964)

Loss per common share-basic and diluted:
Continuing operations	$(.02)	$(.02)	$(.04)	$(.09)
Discontinued operations	-	(.01)	-	(.03)
	$(.02)	$(.03)	$(.04)	$(.12)
Weighted average number of common shares outstanding: Basic and Diluted	3,254,841	3,346,609	3,404,794	3,026,471

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(149,760)	$(366,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	57,971	150,649
Accrued liabilities	48,020	8,000
	105,991	158,649
Net cash used in continuing operations	(43,769)	(208,315)
Net cash provided by discontinued operations	-	126,725
Net cash used in operating activities	(43,769)	(81,590)

Cash flows from investing activities
Proceeds from sale of Commission River	15,000	-
Payment on notes receivable from Commission River	30,629	-
Investment in BayHill Energy Corporation	-	(11,000)
Net cash flows provided by (used in) investing activities	45,629	(11,000)

Cash flows from financing activities
Proceeds from sale of common stock	-	85,000
Net cash provided by financing activities	-	85,000

Net increase in cash	1,860	(7,590)

Cash - beginning of period	55	7,911

Cash - end of period	$1,915	$321

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

During the six months ended December 31, 2010, we issued the following unregistered shares of our common stock for the reasons and values identified below.

	Shares	Value
Issued to outside board of directors for accrued director fees	133,334	$76,000
Issued to management for accrued salaries	212,963	$121,389
Issued to consultants for accrued consulting fees	51,919	$29,594

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share.  The difference between the market price and the amount of liabilities settled was booked to additional paid in capital, since all parties were affiliates of the Company.

On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. As part of the consideration of the purchase price the parties agreed to the cancelation of 489,984 common shares of BHCC, owned by Edwards and Oborrn, which was agreed by both parties to have a value of $105,000.

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

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The difference between the market price and the amount of liabilities settled was booked to additional paid in capital, since all parties were affiliates of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
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

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the three months and six months ended December 31, 2010 and 2009, respectively, (b) the unaudited and audited consolidated balance sheets as of December 31, 2010 and June 30, 2010, respectively, and (c) the unaudited consolidated statements of cash flows for the six months ended December 31, 2010 and 2009, respectively, in order to make such financial statements not misleading.

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

The results for the six months and three months ended December 31, 2010 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2011. This is particularly important to note because we became a “shell corporation” for SEC regulatory purposes on September 1, 2010 and have no continuing operations on which to report financial results for periods beginning on that date and thereafter.   All share and per-share amounts reflected in this report have been restated to reflect the 1 for 50 reverse stock split effected in 2008  (see Note 6) unless otherwise indicated.

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

     The information set forth in the financial statements for the quarter ended December 31, 2009 has been restated to show discontinued operations. The results for the six months ended December 31, 2010 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2011. This is particularly important to note because we became a “shell corporation” for SEC regulatory purposes on September 1, 2010 and have no continuing operations on which to report financial results for periods beginning on that date and thereafter.

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
The following is financial information relative to the discontinued operations described above.

Balance Sheet:

	December 31, 2010	June 30, 2010
Cash	$-	$122,314
Commissions receivable	-	366,246
Current assets	$-	$488,560

Intangible assets, net	$-	$55,559
Other assets	-	10,820
Net long terms assets of discontinued operations	$-	$66,379

Accrued liabilities	$13,156	$221,801
Commissions payable	-	647,619
Current liabilities	$36,156	$869,420

Intangible assets, net	$-	$55,559
Other assets	-	10,820
Net long terms assets of discontinued operations	$-	$66,379

Statement of Operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Restated)		(Restated)

Commission revenues	$-	$635,084	$398,058	$1,268,554

Commission expenses	-	(432,393)	(261,398)	(888,510)

Gross revenue	-	202,691	127,660	380,044
Other expenses	-	(238,163)	(127,660)	(483,637)
Net losses from discontinued operations	$-	$(35,471)	$-	$(103,593)

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

 Cash flows generated from operations and cash received from the issuance of common stock were sufficient to meet our working capital requirements for the six months ended December 31, 2010, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $149,760 in losses from operations and used $43,769 in cash for operations for the six months ended December 31, 2010. Net cash flows generated from our investing activities for the six months ended December 31, 2010 were $45,629, from the sale of Commission River. These conditions raise substantial doubt about our ability to continue as a going concern.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas.  During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC.  At September 30, 2009, BEC issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team.  Following these transactions, and at December 31, 2010 we held a non controlling interest in BEC of 18%.

During the quarter ended September 30, 2009 we entered into an Administrative and Accounting Services Agreement with a third party and received $19,000 cash for services relating to the Agreement, of which $7,000 related to future services and was recorded in the quarter ended December 31, 2009 (see also Note 9 below).

Note 5 – Financing Arrangements

     As of December 31, 2010, we owed Cardelco $4,000 on a Note Payable relating to a prior office lease arrangement.

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

Preferred Stock

As of December 31, 2010 we had authorized 400,000 shares of Preferred Stock. There are currently no shares of Preferred Stock outstanding.

Common Stock

During the six months ended December 31, 2010, we issued the following unregistered shares of our common stock to officers and directors of the Company, for the reasons and values identified below.
	Shares	Value
James U. Jensen for payment of director fees	48,148	$27,444
John D. Thomas for payment of director fees	42,593	$24,278
John M. Knab for payment of director fees	42,593	$24,278
Robert Bench for payment of accrued salary	155,556	$88,667
Robyn Farnsworth for payment of accrued salary	57,407	$32,722
Taylor Bench for payment of accrued consulting fees	51,919	$29,594

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share.  The difference between the market price and  the amount of liabilities settled was booked to additional paid in capital, since all parties were affiliates of the Company.

During the six months ended December 31, 2009, we issued the following unregistered common shares to officers and directors of the Company, for the reasons and values identified below:

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

The values we recorded for the settlement of accrued payables and director fees payable were recorded at the ”last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The difference between the the amount of liabilities settled and the market price was booked to Additional Paid in Capital since all parties were affiliates of the Company. The values we recorded for the cash received was at $0.25 per share as set forth in the private placement through which the shares were sold.

Stock Options

We did not grant any stock options during the six months ended December 31, 2010. As of December 31, 2010 there were no outstanding options to purchase shares of our common stock.

Warrants

We did not grant any warrants during the six months ended December 31, 2010. As of December 31, 2010 there were no outstanding warrants to purchase shares of our common stock.

Note 7 - Commitments and Contingencies

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of December 31, 2010.

Note 8 – Related Party Activity

Payments to Commission River and Telarus, Inc.

No payments involving Commission River, it management team (the buyers of Commission River in a transaction effective August 31, 2010) or a company controlled by such management team were made in the period ended December 31, 2010 or thereafter. During the three months ended September 30, 2009, we accrued $4,255 for payments made to Talarus, Inc., a company owned by the Management of Commission River.

Stock Issuance for Payment of Liabilities to Officers and Directors

During the six months ended December 31, 2010, we issued the following unregistered shares of our common stock to officers and directors of the Company, for the reasons and values identified below.
	Shares	Value
James U. Jensen for payment of director fees	48,148	$27,444
John D. Thomas for payment of director fees	42,593	$24,278
John M. Knab for payment of director fees	42,593	$24,278
Robert Bench for payment of accrued salary	155,556	$88,667
Robyn Farnsworth for payment of accrued salary	57,407	$32,722
Taylor Bench for payment of accrued consulting fees	51,919	$29,594

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share.  The difference between the market price and the amount of liabilities settled was booked to additional paid in capital, since all parties were affiliates of the Company.

During the six months ended December 31, 2009, we issued the following unregistered common shares to officers and directors of the Company, for the reasons and values identified below:

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

The values we recorded for the settlement of accrued payables and director fees payable were recorded at the ”last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The difference between the the amount of liabilities settled and the market price was booked to Additional Paid in Capital since all parties were affiliates of the Company. The values we recorded for the cash received was at $0.25 per share as set forth in the private placement through which the shares were sold.

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

During the three months ended September 30, 2009, the Company executed an Accounting and Administrative Agreement with Genesis Petroleum US, Inc. (“Genesis”), to act as their bookkeeper and perform office administration duties.  The Company recognized $19,000 of other income, for the six months ended December 31, 2009.   During September 2009, the Accounting  and Administrative Agreement was cancelled and a Management, Administrative, and Operations Agreement was entered into between Genesis and BEC to act as Genesis agent in their oil and gas operations.

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

Note 11 – Advance to Potential Acquisition Candidate

On October 19, 2010, we extended credit to a possible acquisition candidate in the form of a secured and guaranteed promissory note in the amount of $100,000.  We received the cash to make that advance from a potential financer, for the same amount and under substantially similar terms.  We subsequently concluded that the acquisition could not be completed. The acquisition candidate assumed the loan from the financer and at December 31, 2010 the Company has no further liabilities or connection with the candidate or financer.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Total revenue, included as Other Income, for the three months ended December 31, 2010, was $10,399 which related to interest income from the note payments received from the sale of Commission River. For the three months ended December 31, 2009 we received $7,000 in fees as part of an Administrative and Accounting Agreement with a third party. The Company generated no other revenue during the three months ended December 31, 2010 and 2009.

Selling, general and administrative expenses decreased $1,358, or 2% for the three months ended December 31, 2010 compared to the comparable period of 2009.  Operations for the two periods were very comparable in activities.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Total revenue, included as Other Income, for the six months ended December 31, 2010, was $10,399 which related to interest income from the note payments received from the sale of Commission River. For the six months ended December 31, 2009 we received $19,000 in fees as part of an Administrative and Accounting Agreement with a third party. The Company generated no other revenue during the six months ended December 31, 2010 and 2009.

Selling, general and administrative expenses decreased $122,211, or 43% for the six months ended December 31, 2010 compared to the comparable period of 2009. This decrease was mainly attributable to the decrease in legal expenses and consulting expenses related to the Company ending its oil and gas initiative and the decrease in organizational and restructuring activities.

Liquidity and Capital Resources

Cash flows generated from operations and issuance of common stock for the payment of accrued costs and expenses, were sufficient to meet our working capital requirements for the six months ended December 31, 2010, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for acquisition opportunities. We incurred $149,760 in losses from operations and used $43,769 in cash for operations during the six months ended December 31, 2010. Net cash flows generated from investment activities for the six months ended December 31, 2010 were $45,629, from the sale of Commission River.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas.  As part of this initiative we entered into Letters of Intent (“LOI”) with five parties to acquire certain oil and gas properties.  As of September 30, 2009 all LOIs expired without our entering into any acquisition transactions.  During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC.  At September 30, 2009, BEC issued an additional 885,000 shares of its common stock to six individuals who became members of the BEC management team.  Following these transactions, and at December 31, 2010, we held a non controlling interest in BEC of 18%.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required for a Small Reporting Company.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation of our disclosure controls and procedures as of December, 2010. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer has concluded that the controls and procedures were effective as of December 31, 2010 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2010, we issued the following unregistered shares of our common stock to officers and directors of the Company, for the reasons and values identified below.
	Shares	Value
James U. Jensen for payment of director fees	48,148	$27,444
John D. Thomas for payment of director fees	42,593	$24,278
John M. Knab for payment of director fees	42,593	$24,278
Robert Bench for payment of accrued salary	155,556	$88,667
Robyn Farnsworth for payment of accrued salary	57,407	$32,722
Taylor Bench for payment of accrued consulting fees	51,919	$29,594

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share.  The difference between the market price and the amount of liabilities settled was booked to additional paid in capital, since all parties were affiliates of the Company.

During the six months ended December 31, 2009, we issued the following unregistered common shares to officers and directors of the Company, for the reasons and values identified below:

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

The values we recorded for the settlement of accrued payables and director fees payable were recorded at the ”last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The difference between the the amount of liabilities settled and the market price was booked to Additional Paid in Capital since all parties were affiliates of the Company. The values we recorded for the cash received was at $0.25 per share as set forth in the private placement through which the shares were sold.

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

BayHill Capital Corporation

Date: February 14, 2011	By:	/s/ Robert K. Bench
Robert K. Bench
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer