Form 10-Q
period 2011-03-31
BAYHILL CAPITAL CORP
filed 2011-05-03
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 2, 2011

Common Stock, $0.0001 par value	3,254,841

1

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Consolidated Balance Sheets

Assets

	As of
	March 31, 2011 (Unaudited)	June 30, 2010
CURRENT ASSETS
Cash	$4,417	$55
Note receivable, current portion	120,000	—
Current assets of discontinued operations	—	488,560
Total current assets	124,417	488,615
NON-CURRENT ASSETS
Investment in BayHill Energy Corporation	11,000	11,000
Note receivable	315,995	—
Long term assets of discontinued operations	—	66,379
Total long-term assets	326,995	77,379
TOTAL ASSETS	$451,412	$565,994

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$156,652	$145,911
Accrued liabilities	150,100	137,080
Financing arrangements	4,000	4,000
Current liabilities of discontinued operations	36,156	869,420
Total current liabilities	$346,908	$1,156,411
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $.0001 par value, 400,000 shares authorized, no shares issued and outstanding at March 31, 2011 and June 30, 2010	$—	$—
Common stock $.0001 par value, 100,000,000 shares authorized; 3,254,841 and 3,346,609 shares issued and outstanding at March 31, 2011 and June 30, 2010	325	334
Additional paid-in capital	17,635,099	16,748,185
Accumulated deficit	(17,530,920)	(17,338,936)
Total stockholders' equity (deficit)	104,504	(590,417)
Total liabilities and stockholders' equity	$451,412	$565,994

See notes to consolidated financial statements.

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
		(Restated)		(Restated)

Operating expenses:
Selling, general and administrative	48,847	75,077	209,007	360,254

Total operating expenses	48,847	75,077	209,007	360,254

Loss from continuing operations	(48,847)	(75,077)	(209,007)	(360,254)
Other Income and Expense:
Other income	6,623	—	17,023	19,000
Total other income	6,623	—	17,023	19,000

Net loss from continuing operations	(42,224)	(75,077)	(191,984)	(341,254)

Net loss from discontinued operations	—	(47,625)	—	(148,412)

Loss attributable to
common shareholders	$(42,224)	$(122,702)	$(191,984)	$(489,666)

Loss per common share-basic and diluted:
Continuing operations	$(.01)	$(.02)	$(.06)	$(.11)
Discontinued operations	—	(.02)	—	(.05)
	$(.01)	$(.04)	$(.06)	$(.16)
Weighted average number of common shares outstanding: Basic and Diluted	3,254,841	3,346,609	3,355,539	3,131,626

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(191,984)	$(489,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	56,821	67,225
Accrued liabilities	70,520	147,263
	127,341	214,488
Net cash used in continuing operations	(64,643)	(275,178)
Net cash provided by discontinued operations	—	193,342
Net cash used in operating activities	(64,643)	(81,836)

Cash flows from investing activities
Proceeds upon sale of Commission River	15,000	—
Principle payment on notes receivable from Commission River	54,005	—
Investment in BayHill Energy Corporation	—	(11,000)
Net cash flows provided by (used in) investing activities	69,005	(11,000)

Cash flows from financing activities
Proceeds from sale of common stock	—	85,000
Net cash provided by financing activities	—	85,000

Net increase (decrease) in cash	4,362	(7,836)

Cash - beginning of period	55	7,911

Cash - end of period	$4,417	$75

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

During the nine months ended March 31, 2011, we issued the following unregistered shares of our common stock for the reasons and values identified below.

	Shares	Val ue
Issued to outside board of directors for accrued director fees	133,334	$76,000
Issued to management for accrued salaries	212,963	$121,389
Issued to consultants for accrued consulting fees	51,919	$29,594

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

During the nine months ended March 31, 2010, we issued the following unregistered shares of our common stock for the reasons and values identified below.

	Shares	Val ue
Issued to outside board of directors for accrued director fees	57,333	$17,200
Issued to management for accrued salaries	110,000	$33,000
Issued to director for accrued legal and consulting fees	130,383	$39,115
Issued to consultants for accrued consulting fees	73,333	$22,000

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

On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. As a majority of the consideration, we received a secured negotiable promissory note of $490,000 in exchange for the forgiveness of $274,396 in payables to Commission River and the cancellation of 489,984 common shares of BHCC, owned by the principals of Commission River.

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

Historically, we generated revenues in two ways: First, we generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom we sold products and services via contractual agreements. Historic numbers reflect this line of business. Second, we have, at times, also generated revenues from sales of proprietary products and services. We were not offering any such products or services at the time of the sale of Commission River. Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under SEC regulations (see Note 10—Sale of Commission River Corporation).

On March 3, 2011, we announced the execution of a non-binding letter of intent (LOI) to acquire all of the outstanding shares of Proteus Energy Corporation (“Proteus”), a California-based privately held independent oil company (see Note 12—Letter of Intent to Acquire Proteus Energy Corporation).

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of our wholly owned subsidiary, Commission River Corporation, and our former subsidiaries, Cognigen Business Systems, Inc. (“CBSi”), and Intandem Communications Corp. (“Intandem”). For purposes of the accompanying financial statements, we have treated these former subsidiaries as discontinued operations (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation. Our position in BayHill Energy Corporation (“BEC”) is reflected on the cost method as an investment as our holdings on a “common equivalent” basis amounted to eighteen percent (18%) of outstanding shares of BEC (see Note 9).

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the three months and nine months ended March 31, 2011 and 2010, respectively, (b) the unaudited and audited consolidated balance sheets as of March 31, 2011 and June 30, 2010, respectively, and (c) the unaudited consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010, respectively, in order to make such financial statements not misleading.

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

The results for the three and nine months ended March 31, 2011 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2011. This is particularly important to note because we became a “shell corporation” for SEC regulatory purposes on September 1, 2010 and have no continuing operations on which to report financial results for periods beginning on that date and thereafter.

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. The Company has not reported taxable income in the past several years and has no expectations for taxable income in the immediate future, therefore we do not recognize any deferred tax assets at March 31, 2011.

Note 3 – Discontinued Operations

Commission River

Commission River, our operating subsidiary was sold on September 2, 2010, and we announced this sale on September 2, 2010. (see Note 10—Sale of Commission River Corporation). Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under SEC regulations.

The information set forth in the financial statements as of June 30, 2010 and for the three and nine months ended March 31, 2010 has been restated to show discontinued operations. The results for the three and nine months ended March 31, 2011 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2011. This is particularly important to note because we became a “shell corporation” for SEC regulatory purposes on September 1, 2010 and have no continuing operations on which to report financial results for periods beginning on that date and thereafter.

The following is financial information relative to the discontinued operations described above.

Balance Sheet:

	March 31, 2011	June 30, 2010
Cash	$—		$122,314
Commissions receivable	—		366,246
Current assets of discontinued operations	$—		$488,560

Accrued liabilities	$36,156		$221,801
Commissions payable	—		647,619
Current liabilities of discontinued operation	$36,156		$869,420

Intangible assets, net	$—	$55,559
Other assets	—	10,820
Long term assets of discontinued operations	$—	$66,379

Statement of Operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
		(Restated)		(Restated)

Commission revenues	$—	$647,303	$398,058	$1,915,856

Commission expenses	—	(469,706)	(261,398)	(1,358,216)

Gross revenue	—	177,597	136,660	557,640
Other expenses	—	(225,222)	(136,660)	(706,052)
Net losses from discontinued operations	$—	$(47,625)	$—	$(148,412)

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

Cash flows generated from operations and cash received from the issuance of common stock were sufficient to meet our working capital requirements for the nine months ended March 31, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. Our net loss was $191,984 and we used $64,643 in cash for operating activities for the nine months ended March 31, 2011. Net cash flows generated from our investing activities for the nine months ended March 31, 2011 were $69,005, from the sale of Commission River. These conditions raise substantial doubt about our ability to continue as a going concern.

Note 5 – Financing Arrangements

As of March 31, 2011, we were delinquent in paying Cardelco $4,000 on a Note Payable relating to a prior office lease arrangement.

Note 6 – Stockholders’ Equity

Preferred Stock

As of March 31, 2011, we had authorized 400,000 shares of Preferred Stock. There are currently no shares of Preferred Stock outstanding.

Common Stock

As of March 31, 2011, we had authorized 100,000,000 shares of Common Stock to be issued, of which 3,254,841 were outstanding.

During the nine months ended March 31, 2011, we issued the following unregistered shares of our common stock to officers and directors of the Company, for the reasons and values identified below.

	Shares	Val ue
James U. Jensen for payment of director fees	48,148	$27,444
John D. Thomas for payment of director fees	42,593	$24,278
John M. Knab for payment of director fees	42,593	$24,278
Robert Bench for payment of accrued salary	155,556	$88,667
Robyn Farnsworth for payment of accrued salary	57,407	$32,722
Taylor Bench for payment of accrued consulting fees	51,919	$29,594

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

During the nine months ended March 31, 2010, we issued the following unregistered common shares to officers and directors of the Company, for the reasons and values identified below:

	Shares	Val ue
Robert Bench as participant in a private placement of common stock	40,000	$10,000
Robert Bench for payment of accrued salary	100,000	$30,000
Robyn Farnsworth for payment of accrued salary	10,000	$3,000
Taylor Bench for payment of accrued consulting fees	23,333	$7,000
David Keller for payment of accrued consulting fees	50,000	$15,000
James U. Jensen for payment of accrued legal and consulting fees from Woodbury & Kesler, PC	100,383	$30,115

James U. Jensen for payment of accrued consulting fees from ClearWater Group	30,000	$9,000
James U. Jensen for payment of director fees	20,667	$6,200
John D. Thomas for payment of director fees	18,333	$5,500
John M. Knab for payment of director fees	18,333	$5,500

The values we recorded for the settlement of accrued payables and director fees payable were recorded at the ”last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The difference between the amount of liabilities settled and the market price was booked to Additional Paid in Capital since all parties were affiliates of the Company.

Stock Options

We did not grant any stock options during the nine months ended March 31, 2011. As of March 31, 2011 there were no outstanding options to purchase shares of our capital stock.

Note 7 - Commitments and Contingencies

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of March 31, 2011.

Note 8 – Related Party Activity

Stock Issuance for Payment of Liabilities to Officers and Directors

During the nine months ended March 31, 2011 and 2010, we issued the following unregistered shares of our common stock to officers, directors, and consultants of the Company, for the reasons and values identified in Note 6.

Note 9 – Formation of BayHill Energy Corporation

In 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas properties. We invested $1,000 to acquire 100,000 shares of common stock and $10,000 plus the assignment of any interests that the Company may have had in the oil and gas initiative, to acquire 100,000 shares of preferred stock in BEC. BEC issued an additional 885,000 shares of its common stock to six individuals, including 260,000 shares to Robert Bench, who was appointed President, and 90,000 shares to Robyn Farnsworth, who was appointed Secretary. The six individuals will form the management team and pursue the intended oil and gas exploration and development strategy.

As of March 31, 2011 we held a minority interest in BEC of 18%. The preferred stock is convertible into 10% of BEC’s outstanding common stock until BEC has acquired over $50 million of value in assets, thus preserving our interest in this strategic initiative without further dilution to the shareholders of the Company. In addition, as of March 31, 2011, we had a liability to BEC of $25,317 for short term cash advances they made to the Company.

Note 10 – Sale of Commission River Corporation

Commission River, our operating subsidiary was sold on September 2, 2010, and we announced this sale on September 2, 2010. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396. The remaining 200 shares of Commission River common stock were sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for $15,000 and the cancelation of 489,984 common shares of the Company, owned by Edwards and Oborn. The parties agreed that the cancelled shares had a value of $105,000. No gain was recorded on the transaction as it was with related parties. The offset to the total consideration of $884,386 was recorded as an increase in additional paid in capital. This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations. Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under SEC regulations.

Note 11 – Advance to Potential Acquisition Candidate

On October 19, 2010, we extended credit to a possible acquisition candidate in the form of a secured and guaranteed promissory note in the amount of $100,000. We received the cash to make that advance from a potential financer, for the same amount and under substantially similar terms. We subsequently concluded that the acquisition could not be completed. The acquisition candidate assumed the loan from the financer, as agreed to by the financer, and as of March 31, 2011, the Company has no further liabilities or connection with the candidate or financer.

Note 12 – Letter of Intent to Acquire Proteus Energy Corporation.

On March 3, 2011, we announced the execution of a non-binding letter of intent to acquire all of the outstanding shares of Proteus Energy Corporation (“Proteus” and the “Proteus Transaction”), a California-based privately held independent oil company. Under the Proteus Transaction, BayHill will issue 27,805,474 unregistered shares of its common stock to acquire all of the outstanding shares, stock options, and warrants presently outstanding of Proteus. In addition, BayHill will issue an additional 695,137 unregistered shares of its common stock to the placement agents responsible for bringing the parties together. The Parties plan to conduct additional due diligence and will seek $5 million of additional funding through a private placement to accredited investors only of BayHill common stock, in a private investment in public equity transaction (a “PIPE” offering) that will be registered for resale. The PIPE offering is contemplated to be completed contemporaneously with the closing of the Proteus Transaction. Following the closing, BayHill will seek additional capital necessary to develop oil prospects presently owned by Proteus and explore additional opportunities in furtherance of the Proteus business.

As a condition precedent to closing of the Proteus Transaction, BayHill plans to complete a private placement to accredited investors only of 900,000 unregistered shares of its common stock (the “Private Placement Round” or the “PP Round”) prior to closing of the Proteus Transaction. The funds raised in the Private Placement Round will be used to settle liabilities and fund activities related to the Proteus Transaction and preparation for the anticipated capital raise of $5 million to be completed contemporaneously with the closing of the Proteus acquisition. The non-binding nature of the letter of intent for the Proteus Transaction becomes binding upon the completion of the Private Placement Round of 900,000 unregistered shares of BayHill common stock. At that time, the Company will have 90 days to complete the anticipated PIPE of $5 million, which is required to complete the Proteus Transaction..

If the Proteus Transaction is completed on the terms contemplated, the Company would have 32,655,452 common shares issued and outstanding, prior to any share issuances for the anticipated PIPE of $5 million. Terms of the Proteus acquisition contemplate that the current BayHill shareholders would own approximately 10% of the issued and outstanding common shares of the Company after closing of the contemplated PIPE transaction. Of course, no assurance can be given that the Company can complete the PIPE or other components of the Proteus acquisition. It is anticipated that the name of the Company will be changed to Proteus Energy Corporation.

The terms of the Proteus Transaction envision that Proteus executives will head the Company. It is anticipated that James U. Jensen, current board chairman for the Company will continue serving as board member and Bob Bench will assume the role as CFO, with a change in other board members as appropriate for the company’s expanded operations. The Directors of each company have approved the transaction subject to any required shareholder approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain of the information discussed herein, and in particular in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contains forward-looking statements that involve risks and uncertainties that might adversely affect our operating results in the future in a material way. Such risks and uncertainties include, without limitation, our ability to implement, and obtain funding to carry out our business and growth strategy, our possible inability to obtain additional financing, our possible lack of cash flows, our possible loss of key personnel. Many of these risks are beyond our control.

Overview

BayHill Capital Corporation (“we,” “us” or “BHCC”, formerly Cognigen Networks, Inc.), was incorporated in May 1983 in the state of Colorado. Our wholly-owned subsidiary, Commission River Corporation (“Commission River”), was our only active business. Commission River, our operating subsidiary was sold on September 2, 2010, and we announced this sale on September 2, 2010. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396. The remaining 200 shares of Commission River common stock were sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for $15,000 and the cancelation of 489,984 common shares of the Company, owned by Edwards and Oborn. The parties agreed that the cancelled shares had a value of $105,000. No gain was recorded on the transaction as it was with related parties. The offset to the total consideration of $884,386 was recorded as an increase in additional paid in capital. This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations. Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under SEC regulations.

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

On March 3, 2011, we announced the execution of a non-binding letter of intent to acquire all of the outstanding shares of Proteus Energy Corporation (“Proteus” and the “Proteus Transaction”), a California-based privately held independent oil company. Under the Proteus Transaction, , BayHill will issue 27,805,474 unregistered shares of its common stock to acquire all of the outstanding shares, stock options, and warrants presently outstanding of Proteus. In addition, BayHill will issue an additional 695,137 unregistered shares of its common stock to the placement agents responsible for bringing the parties together. The Parties plan to conduct additional due diligence and will seek $5 million of additional funding through a private placement to accredited investors only of BayHill common stock, in a private investment in public equity transaction (a “PIPE” offering) that will be registered for resale. The PIPE offering is contemplated to be completed contemporaneously with the closing of the Proteus Transaction. Following the closing, BayHill will seek additional capital necessary to develop oil prospects presently owned by Proteus and explore additional opportunities in furtherance of the Proteus business.

As a condition precedent to closing of the Proteus Transaction, BayHill plans to complete a private placement to accredited investors only of 900,000 unregistered shares of its common stock (the “Private Placement Round” or the “PP Round”) prior to closing of the Proteus Transaction. The funds raised in the Private Placement Round will be used to settle liabilities and fund activities related to the Proteus Transaction and preparation for the anticipated capital raise of $5 million to be completed contemporaneously with the closing of the Proteus acquisition. The non-binding nature of the letter of intent for the Proteus Transaction becomes binding upon the completion of the Private Placement Round of 900,000 unregistered shares of BayHill common stock. At that time, the Company will have 90 days to complete the anticipated PIPE of $5 million, which is required to complete the Proteus Transaction.

If the Proteus Transaction is completed on the terms contemplated, the Company would have 32,655,452 common shares issued and outstanding, prior to any share issuances for the anticipated PIPE of $5 million. Terms of the Proteuacquisition contemplate that the current BayHill shareholders would own approximately 10% of the issued and outstanding common shares of the Company after closing of the contemplated PIPE transaction. Of course, no assurance can be given that the Company can complete the PIPE or other components of the Proteus acquisition. It is anticipated that the name of the Company will be changed to Proteus Energy Corporation.

The terms of the Proteus Transaction envision that Proteus executives will head the Company. It is anticipated that James U. Jensen, current board chairman for the Company will continue serving as board member and Bob Bench will assume the role as CFO, with a change in other board members as appropriate for the company’s expanded operations. The Directors of each company have approved the transaction subject to any required shareholder approvals.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

For the three months ended March 31, 2011 and 2010, there were no operating activities from continuing operations that generated revenue.

Selling, general and administrative expenses decreased $26,230, or 35% for the three months ended March 31, 2011 compared to the comparable period of 2010. Administrative operations decreased in activity substantially after the sale of Commission River.

Other Income, for the three months ended March 31, 2011, was $6,623 which related to interest income from the note payments received from the sale of Commission River.

The loss from discontinued operations related primarily to Commissions River. Commission River was sold effective August 31, 2011.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

The Company had no operating activities from continuing operations that generated revenue during the nine months ended March 31, 2011 and 2010.

Selling, general and administrative expenses decreased $151,247, or 42% for the nine months ended March 31, 2011 compared to the comparable period of 2010. This decrease was mainly attributable to the decrease in legal expenses and consulting expenses related to the Company ending its oil and gas initiative and reduced expenses from organizational and restructuring activities.

Other Income, for the nine months ended March 31, 2011, was $17,023 which related to interest income from the note payments received from the sale of Commission River and another third party. For the nine months ended March 31, 2010 we received $19,000 in fees as part of an Administrative and Accounting Agreement with a third party.

The loss from discontinued operations related primarily to Commissions River. Commission River was sold effective August 31, 2011.

Liquidity and Capital Resources

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

Cash flows generated from operations and cash received from the issuance of common stock were sufficient to meet our working capital requirements for the nine months ended March 31, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. Our net loss was $191,984 and we used $64,643 in cash for operating activities for the nine months ended March 31, 2011. Net cash flows generated from our investing activities for the nine months ended March 31, 2011 were $69,005, from the sale of Commission River. These conditions raise substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Small Reporting Company.

Item 4T. Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation of our disclosure controls and procedures during the quarter ended March 31, 2011. Following the sale of Commission River, our staff became limited and in order to maintain a system of internal control, we engaged a third party outside consultant to review our financial transactions to add the second review of our accounting transactions and review the information included in our financial reports. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer has concluded that with the addition of the third party review, the controls and procedures were effective as of March 31, 2011 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b)                 Changes in Internal Control Over Financial Reporting

Following the sale of Commission River which decreased our staff, we hired a third party, experienced financial consultant to augment our staff and review our financial reporting prior to publishing our financial reports. There were no other significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2011, we issued the following unregistered shares of our common stock to officers and directors of the Company, for the reasons and values identified below.

	Shares	Val ue
James U. Jensen for payment of director fees	48,148	$27,444
John D. Thomas for payment of director fees	42,593	$24,278
John M. Knab for payment of director fees	42,593	$24,278
Robert Bench for payment of accrued salary	155,556	$88,667
Robyn Farnsworth for payment of accrued salary	57,407	$32,722
Taylor Bench for payment of accrued consulting fees	51,919	$29,594

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

During the nine months ended March 31, 2010, we issued the following unregistered common shares to officers and directors of the Company, for the reasons and values identified below:

	Shares	Val ue
Robert Bench as participant in a private placement of common stock	40,000	$10,000
Robert Bench for payment of accrued salary	100,000	$30,000
Robyn Farnsworth for payment of accrued salary	10,000	$3,000
Taylor Bench for payment of accrued consulting fees	23,333	$7,000
David Keller for payment of accrued consulting fees	50,000	$15,000
James U. Jensen for payment of accrued legal and consulting fees from Woodbury & Kesler, PC	100,383	$30,115
James U. Jensen for payment of accrued consulting fees from ClearWater Group	30,000	$9,000
James U. Jensen for payment of director fees	20,667	$6,200
John D. Thomas for payment of director fees	18,333	$5,500
John M. Knab for payment of director fees	18,333	$5,500

The values we recorded for the settlement of accrued payables and director fees payable were recorded at the ”last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The difference between the amount of liabilities settled and the market price was booked to Additional Paid in Capital since all parties were affiliates of the Company. The values we recorded for the cash received was at $0.25 per share as set forth in the private placement through which the shares were sold.

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
16

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYHILL CAPITAL CORPORATION

By: /s/ Robert K. Bench Date: May 2, 2011

Robert K. Bench

Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

18