Form 10-K
period 2011-06-30
BAYHILL CAPITAL CORP
filed 2011-07-22
CIK 726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2011

Commission file number 0-11730

BayHill Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
25 East 200 South
Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (801) 592-3000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.0001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐       No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐       No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. The aggregate market value of our common equity, based on the closing bid price for the shares of common stock reported on the NASDAQ OTC Bulletin Board on June 30, 2011 was $668,788.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 20, 2011, there were 4,154,841 shares of common stock outstanding.

Documents Incorporated By Reference: Press Release announcing the nonbinding letter of intents, dated June 9, 2009 (incorporated by reference to Exhibit 99.1 of Form 8-K filed June 9, 2009); Press release announcing the nonbinding letter of intent with ABC, dated July 16, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed July 19, 2010); Press release announcing expiration of the ABC letter of intent, dated September 2, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed September 2, 2010.

2

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

You should also consider carefully the statements set forth in this report under “Risk Factors” which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. Forward-looking statements involve risks and uncertainties that affect our future opportunities to find businesses to acquire, financial condition, our lack of cash flows, our possible loss of key personnel, the possibility of marketplace rate changes, and the possibility that any new subsidiary or subsidiaries will not be successful. Many of these risks are beyond our control.

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

Item 1. Business.

BayHill Capital Corporation (“we,” “us” or “BHCC”, formerly Cognigen Networks, Inc.), was incorporated in May 1983 in the state of Colorado and in April 2008 re-incorporated in the state of Delaware. Our wholly-owned subsidiary, Commission River Corporation (“Commission River”), was our only active business and we sold that business effective August 31, 2010. Prior to the sale of Commission River we marketed and sold services and products through commission-based marketing agents who used the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services.

On March 3, 2011, we announced the execution of a non-binding letter of intent (“LOI”) to acquire all of the outstanding shares of Proteus Energy Corporation (“Proteus” and the “Proteus Transaction”), a California-based privately held independent oil and gas exploration and development company. See also Note 9 to our Consolidated Financial Statements, “Letter of Intent to Acquire Proteus Energy Corporation,” set forth in Item 8 of this report, for additional information regarding the proposed Proteus transaction. On May 11, 2011, this LOI became a “binding” letter of intent.

Historically, we generated revenues in two ways: First, we generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom we sold products and services via contractual agreements. Historic numbers reflect this line of business. Second, we have, at times, also generated revenues from sales of proprietary products and services. We were not offering any such products or services at the time of the sale of Commission River. Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under the SEC definition. See Note 2 to our Consolidated Financial Statements, “Discontinued Operations” set forth in Item 8 of this report, for additional information regarding the sale of Commission River.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas. During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC, which represented an 18% minority ownership interest. Subsequently, , BEC issued an additional 885,000 shares of its common stock to six individuals, including Robert K Bench, President and CEO of BayHill Capital Corporation, who became members of the BEC management team. On May 6, 2011 we agreed to exchange our 18% minority ownership interest in BEC for $11,000. At the time of this transaction, BEC had few assets and no operations.

Discontinued Operations

Commission River Corporation

On August 31, 2010, the effective date of sale, Commission River redeemed 800 shares of its stock held by BHCC and the remaining 200 shares were sold to Commission River’s current management team. See also Note 2 to our Consolidated Financial Statements, “Discontinued Operations,” set forth in Item 8 of this report, for additional information regarding the sale of Commission River.

Competition

We sold our subsidiary Commission River effective August 31, 2010. In deciding to sell its wholly-owned subsidiary, Commission River, to the two executives who were operating it, we considered the competitive conditions for the Commission River business, as well as anticipated sales, costs and capital requirements. Commission River has many larger competitors. As a result of our sale of Commission River, conditions pertaining to this business in the market place are no longer relevant to us.

Employees

As of June 30, 2011, we had two part-time employees.

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

Cash Flows Will Not be Sufficient to Continue our Operations without Obtaining Additional Working Capital.

We have historically funded our operations primarily from sales of securities from debt financings and from operating cash flows. Since we no longer have any ongoing operation our only cash flow is generated from payments on notes receivable from the sale of Commission River and, will not, in the future, be sufficient to fund our operations in the coming fiscal year. Our ability to pursue our business plan will be severely limited and we will not be able to continue our anticipated search for other businesses to acquire, unless we are able to obtain additional capital through equity or debt financings. Such additional capital may not be available. Even if it is available, the potential funding sources may require terms and conditions which we cannot satisfy or which may require substantial modifications to our business plan. In addition, if we are able to raise additional funds through the sale of equity or debt financings, such financing likely will result in significant dilution of the ownership percentage of existing shareholders.

The Company’s Ability to Continue as a Going Concern.

Our audited consolidated financial statements included in Item 8 of this report were prepared on the assumption that we will be able to continue our operations as a going concern. In our independent auditor’s report on our financial statements dated July 20, 2011, it was noted that we have experienced circumstances which raise substantial doubt about our ability to continue as a going concern. If we are unable to attract additional equity or debt financing, we will likely not be able to continue our operations as a going concern.

Since we sold Commission River, the only source of Revenue Generation Activity of the Company, There will be no Future Cash Flow from Operations until such time as we Acquire Additional Operations and the Company will be classified as a “Shell”.

On August 31, 2010, the effective date of sale, Commission River redeemed 800 shares of its stock held by BHCC and the remaining 200 shares were sold to Commission River’s current management team. We received a secured promissory note in the amount of $490,000, for a portion of the purchase price. See Item 7 below, “Management Discussion and Analysis” for a more detailed description of this transaction. See also Note 2 to our Consolidated Financial Statements, “Discontinued Operations,” set forth in Item 8 of this report, for additional information regarding Commission River Corporation.

We Have a History of Losses and May Continue to Experience Losses.

We have historically experienced net losses. In the fiscal years ended June 30, 2011 and 2010, we had net losses of $282,947 and $537,246, respectively. Our accumulated deficit as of June 30, 2011 and 2010 was $17,621,883 and $17,338,936, respectively.

Since we no longer have any operating activities from which to generate revenue, we will likely continue to incur net losses unless we are able to find an existing company with operations to acquire. We can give no assurance that we will be able to achieve profitable operations or that, if we achieve profitability, we will be able to maintain profitable operations.

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

•         changes in financial estimates by securities analysts;

•         changes in market valuations of comparable companies;

•         additions or departures of key personnel;

•         future sales of our common stock;

•         changes in the national and global economic outlook;

•     actual or anticipated fluctuations in our operating results;

•       announcements of technological innovations by us or others;

•     terrorist attacks either in the US or abroad;

•     general stock market conditions.

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

We are actively seeking to merge with or acquire one or more private companies to create business opportunities. We believe an appropriate merger or an acquisition strategy will create a foundation to expand into new markets and acquire operating companies that will add new technologies, products, or services. On March 3, 2011, we announced the execution of a non-binding LOI to acquire all of the outstanding shares of Proteus, a California-based privately held independent oil. See also Note 9 to our Consolidated Financial Statements, “Letter of Intent to Acquire Proteus Energy Corporation,” set forth in Item 8 of this report, for additional information regarding the proposed Proteus transaction. Subsequently this LOI became a “binding” letter of intent and Management is now working with Proteus to accomplish the provisions of the LOI—but no assurance can be given that the Proteus Transaction will be completed on the terms of the LOI or otherwise.

The Company is considered a “Public Shell”, which may increase the risks of finding and acquiring future business operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

From time to time we may become subject to certain legal proceedings which we consider routine to our business activities. As of June 30, 2011, we were not engaged in any legal proceedings which our management believed were likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

	High Bid	Low Bid
Quarter ended June 30, 2011	$.85	$.26
Quarter ended March 31, 2011	$.85	$.30
Quarter ended December 31, 2010	$.35	$.30
Quarter ended September 30, 2010	$.60	$.30
Quarter ended June 30, 2010	$.45	$.17
Quarter ended March 31, 2010	$.17	$.17
Quarter ended December 31, 2009	$.35	$.30
Quarter ended September 30, 2009	$.33	$.33

Historically, our common stock has not traded in high volumes. An active or liquid trading market in our common stock may not develop or, if it does develop, it may not continue.

The market price for our common stock could be subject to significant fluctuations as described in Risk Factors above.

The securities markets for developing companies like BHCC have been characterized by extreme price and volume fluctuations and volatility. Such fluctuations and volatility have affected the market price of many emerging growth and development stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies.

As of June 30, 2011, there were approximately 266 holders of record of our common stock. The number of holders of record does not include holders whose securities are held in street name.

We have never paid and do not, in the foreseeable future, anticipate paying any cash dividends on our common stock. We intend to retain any earnings for use in our business operations and in the expansion of our business.

The following table sets forth information regarding our equity compensation plans as of June 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	0	$0	300,000

Equity compensation plans
not approved by security
holders	0	$0	—

Equity compensation plans not approved by security holders	0	$0	—

Total	0	$0	300,000

Item 6. Selected Financial Data.

We are a smaller reporting company, as defined in Item 10 of Regulation S-K, and as such, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview – Current Business

We sold our only active business, our wholly-owned subsidiary Commission River, effective August 31, 2010. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396. The remaining 200 shares of Commission River common stock were sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for $15,000 and the cancelation of 489,984 common shares of the Company, owned by Edwards and Oborn. The parties agreed that the cancelled shares had a value of $105,000. No gain was recorded on the transaction as it was with related parties. The offset to the total consideration of $884,386 was recorded as an increase in additional paid in capital. This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations. Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under SEC regulations.

Prior to the sale of Commission River, we marketed and sold services and products through commission-based marketing agents who used the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services. Historically, we generated revenues in two ways; First, we generated marketing commission revenues from vendors who were represented on web sites operated by independent agents and for whom we sold products and services via contractual agreements. Second, we, at times, also generated revenues from sales of proprietary products and services. We were not offering any such proprietary products or services at the time of the sale of Commission River.

We are actively seeking to merge with or acquire one or more private companies to create business opportunities. We believe an appropriate merger or an acquisition strategy will create a foundation to expand into new markets and acquire operating companies that will add new technologies, products, or services. On March 3, 2011, we announced the execution of a non-binding LOI to acquire all of the outstanding shares of Proteus, a California-based privately held independent oil company. On May 11, 2011 this LOI became a “binding” letter of intent. Under the Proteus Transaction LOI, BayHill will issue 27,805,474 unregistered shares of its common stock to acquire all of the outstanding shares, stock options, and warrants presently outstanding of Proteus. In addition, BayHill will issue an additional 695,137 unregistered shares of its common stock to the placement agents responsible for bringing the parties together. The Parties plan to conduct additional due diligence and will seek $5 million of additional funding through a private placement to accredited investors of BayHill common stock, in a private investment in public equity transaction (a “PIPE” offering) that will be registered for resale. The PIPE offering is contemplated to be completed contemporaneously with the closing of the Proteus Transaction. Following the closing, BayHill will seek additional capital necessary to develop oil prospects presently owned by Proteus and explore additional opportunities in furtherance of the Proteus business.

On May 11, 2011, BayHill announced the sale of 900,000 shares of its common stock at a price of $0.30 per share in a private placement not involving any public offering. Of the 900,000 shares sold, 630,000 shares were purchased for cash proceeds of $177,900, net of expenses of $11,100 by non-affiliates of the company and 270,000 shares were issued to four directors and two executives of the company, for the reduction of $81,000 of accrued salary, legal and board of director fees. The successful completion of this private placement trigged provisions in the LOI relating to “Exclusivity” and “No Shop” requirements. Under the LOI, BayHill agreed not to solicit or entertain any proposals relating to any business combination transaction involving the merger or consolidation of BayHill or the sale of BayHill’s business or assets for a period extending through August 9, 2011.

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

The terms of the Proteus Transaction envision that Proteus executives will manage the Company. It is anticipated that James U. Jensen, current board chairman for the Company will continue serving as board member and Bob Bench will assume the role as chief financial officer, with a change in other board members as appropriate for the company’s expanded operations. The directors of each company have approved the transaction subject to any required shareholder approvals.

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

The Company has no operating activities from continuing operations that generated revenue.

Selling, general and administrative expenses decreased from $426,658 for the year ended June 30, 2010 to $308,420 for the year ended June 30, 2011. This decrease was due to the decrease in all operating activities of the company following the sale of Commission River. Commission River was sold effective August 31, 2011.

We generated $23,446 and $0 in interest income during the years ended June 30, 2011 and 2010 respectively. This interest income was from payments made on the installment promissory note we received from the buyer on the sale of Commission River.

The loss from discontinued operations related primarily to Commission River.

Our only activities following the sale of Commission River have been related to seeking an acquisition or merger partner with ongoing business operations.

Liquidity and Capital Resources

The following description of the Company's Liquidity and Capital Resources should be considered in the context of our announced sale of all aspects of the Commission River business effective August 31, 2010, and our LOI with Proteus.

Cash flows generated from interest received on a note receivable and the issuance of common stock for cash, were sufficient to meet our working capital requirements for the year ended June 30, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $282,947 in losses from continuing operations, and we used $302,154 in cash for operations for the year ended June 30, 2011. For this same period, we received $177,900 in net proceeds from the sale of common stock and $77,583 in principal payments on the note receivable as a result of the sale of Commission River.

On May 11, 2011, BayHill announced the sale of 900,000 shares of its common stock at a price of $0.30 per share in a private placement not involving any public offering. Of the 900,000 shares sold, 630,000 shares were purchased for cash proceeds of $177,900, net of expenses of $11,100 by non-affiliates of the company and 270,000 shares were issued to four directors and two executives of the company, for the reduction of $81,000 of accrued salary, legal and board of director fees.

In order for us to continue as a going concern, we hope to obtain additional debt or equity financing, and companies with operations that we can acquire. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Financing Arrangements

As of June 30, 2011, our financing arrangements consisted of a $4,000 note due to a third party and notes totaling $61,900 to affiliates.

Critical Accounting Policies

We have identified the policies below as critical to our business.

Share-Based Compensation Expense

The Company is required to measure and recognize compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Accordingly, the Company measures compensation expense for equity-classified awards at the grant date and the Company records an expense equivalent to the fair market value. This amount is then recognized as an expense in earnings over the requisite service period. There was no share based compensation cost recognized during the years ended June 30, 2011 and 2010.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the Level 3 reconciliation disclosures that are effective for interim and annual periods beginning after December 15, 2010. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists, after considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective prospectively for fiscal years and interim periods beginning after December 15, 2011. Adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

BAYHILL CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

as of June 30, 2011 and 2010

and
Report of Independent Registered Public Accounting Firm

 Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BayHill Capital Corporation

Lehi, Utah

We have audited the accompanying consolidated balance sheets of BayHill Capital Corporation (the “Company”) and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

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

Ehrhardt Keefe Steiner & Hottman PC

July 20, 2011

Denver, Colorado

BayHill Capital Corporation

Consolidated Balance Sheets

Assets

	As of
	June 30, 2011	June 30, 2010
CURRENT ASSETS
Cash	$6,284	$55
Notes receivable, current portion	126,729	—
Current assets of discontinued operations	—	488,560
Total current assets	133,013	488,615
NON-CURRENT ASSETS
Notes Receivable	320,688	—
Investment in BayHill Energy Corporation	—	11,000
Long term assets of discontinued operations	—	66,379
Total long-term assets	320,688	77,379
TOTAL ASSETS	$453,701	$565,994

Liabilities and Stockholders' EQUITY (Deficit)

Current liabilities
Accounts payable	$76,253	$145,911
Accrued liabilities	15,508	137,080
Notes payable to affiliates	61,900	—
Other financing arrangements	4,000	4,000
Current liabilities of discontinued operations	23,599	869,420
Total current liabilities	$181,260	$1,156,411
Commitments and contingencies
Stockholders' eQUITY (deficit)
Preferred stock, $.0001 par value, 400,000 shares authorized, no shares issued and outstanding As of June 30, 2011 and 2010, respectively	$—	$—
Common stock $.0001 par value, 100,000,000 shares authorized; 4,154,841 and 3,346,609 shares issued and outstanding as of June 30, 2011 and 2010, respectively	415	334
Additional paid-in capital	17,893,909	16,748,185
Accumulated deficit	(17,621,883)	(17,338,936)
Total stockholders' equity (deficit)	272,441	(590,417)
Total liabilities and stockholders' Equity (DEFICIT)	$453,701	$565,994

See notes to consolidated financial statements.

BayHill Capital Corporation

Consolidated Statements of Operations

	For the Years Ended
	June 30, 2011	June 30, 2010
Operating Expenses
Selling, general and administrative	308,420	426,658
Total operating expenses	308,420	426,658
Loss from Operations	(308,420)	(426,658)
Other Income and Expense
Other income	2,027	19,000
Interest income	23,446	—
Total Other Income	25,473	19,000
Loss from continuing operations before income taxes	(282,947)	(407,658)
Income taxes	—	—
Loss from continuing operations	(282,947)	(407,658)
Loss from discontinued operations	—	(129,588)
Net loss	(282,947)	(537,246)

Net loss attributable to common shareholders	$(282,947)	$(537,246)
Basic and diluted weighted average number of common shares outstanding:	3,455,063	3,185,224
Basic and diluted loss per common share:
Continuing operations	(.08)	(.13)
Discontinued operations	—	(.04)
	$(.08)	$(.17)

See notes to consolidated financial statements.

BayHill Capital Corporation

Consolidated StatementS of Changes in Stockholders' Equity (Deficit)

For the Years Ended June 30, 2011 and 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – June 30, 2009	—	$—	2,635,560	$263	$16,551,941	$(16,801,690)	$(249,486)

Issuance of stock for cash	—	—	340,000	34	84,966	—	85,000

Conversion of accrued liabilities	—	—	371,049	37	111,278	—	111,315

Net loss	—	—	—	—	—	(537,246)	(537,246)

Balance – June 30, 2010	—	$—	3,346,609	$334	$16,748,185	$(17,338,936)	$(590,417)

Issuance of stock for cash	—	—	630,000	63	177,837	—	177,900
Conversion of accounts payable and accrued expenses	—	—	124,354	12	35,736	—	35,748
Issuance of stock for accrued compensation	—	—	543,862	55	152,716	—	152,771
Cancellation of shares for sale of Commission River	—	—	(489,984)	(49)	779,435	—	779,386

Net loss	—	—	—	—	—	(282,947)	(282,947)

Balance – June 30, 2011	—	$—	4,154,841	$415	$17,893,909	$(17,621,883)	$272,441

See notes to consolidated financial statements.

BayHill Capital Corporation

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(282,947)	$(537,246)
Adjustments to reconcile net loss to net cash used in operating activities:

Accounts payable	(37,848)	77,577
Accrued liabilities	31,199	203,419
Net cash used in continuing operations	(289,596)	(256,250)
Net cash (used in) provided by discontinued operations	(12,558)	174,393
Net cash used in operating activities	(302,154)	(81,857)

Cash flows from investing activities
Proceeds upon sale of Commission River	15,000	—
Principle payments on note receivable from Commission River	77,583	—
Note receivable from Firebird Resources	(35,000)	—
Sale (acquisition) of interest in BEC	11,000	(11,000)
Net cash flows provided by (used in) investing activities	68,583	(11,000)

Cash flows from financing activities
Notes payable to affiliates	61,900	—
Cash proceeds from sale of common stock	177,900	85,000
Net cash provided by financing activities	239,800	85,000

Net increase (decrease) in cash	6,229	(7,857)
Cash - beginning of period	55	7,912

Cash - end of period	$6,284	$55

See notes to consolidated financial statements.

BayHill Capital Corporation

Consolidated Statements of Cash Flows

(Continued from previous page)

Supplemental disclosure of cash flow information:

During the year ended June 30, 2011, we issued the following restricted shares of our common stock for the reasons and values identified below.

	Shares	Val ue
Issued to outside board of directors for accrued director fees	185,899	$51,770
Issued to management for accrued salaries	357,963	$101,000
Issued to director for accrued legal and consulting fees	72,435	$21,730
Issued to consultants for accrued consulting fees	51,919;	$14,018;
	668,216	$188,518

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share. See Issuance of Common Stock and Settlement of Accrued Expenses below. The difference between the market price and settlement value was booked to additional paid in capital, as opposed to gain on settlement, since all parties were affiliates of the Company.

Effective August 31, 2010, we sold our wholly-owned operating subsidiary Commission River. As part of the purchase price we agreed to the cancellation of 489,984 common shares of the Company, owned by those principals operating Commission River, with an agreed value of $105,000, and we received a promissory note receivable of $490,000.

During the year ended June 30, 2010, we issued the following restricted shares of our common stock for the reasons and values identified below.

	Shares	Val ue
Issued to outside board of directors for accrued director fees	57,333	$17,200
Issued to management for accrued salaries	110,000	$33,000
Issued to director for accrued legal and consulting fees	130,383	$39,115
Issued to consultants for accrued consulting fees	73,333	$22,000
	371,049	$111,315

The values we recorded for the settlement of accrued payables and director fees payable were at the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.40 per share. The difference between the market price and settlement value was booked to additional paid in capital, as opposed to gain on settlement, since all parties were affiliates of the Company.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BayHill Capital Corporation (“we,” “us” or “BHCC”, formerly Cognigen Networks, Inc.), was incorporated in May 1983 in the state of Colorado and in April 2008 re-incorporated in the state of Delaware. Our wholly-owned subsidiary, Commission River Corporation (“Commission River”), was our only active business and we sold that business effective August 31, 2010. Prior to the sale of Commission River we marketed and sold services and products through commission-based marketing agents who used the Internet as a platform to provide customers and subscribers with a variety of telecommunications and technology-based products and services.

On March 3, 2011, we announced the execution of a non-binding letter of intent (“LOI”) to acquire all of the outstanding shares of Proteus Energy Corporation (“Proteus”), a California-based privately held independent oil. See also Note 9, “Letter of Intent to Acquire Proteus Energy Corporation”, for additional information regarding the Proteus Transaction

Historically, we generated revenues in two ways: First, we generated marketing commission revenues from vendors who are represented on web sites operated by independent agents and for whom we sold products and services via contractual agreements. Historic numbers reflect this line of business. Second, we have, at times, also generated revenues from sales of proprietary products and services. We were not offering any such products or services at the time of the sale of Commission River. Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under SEC. See Note 2 relative to the sales of Commission River.

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas. During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC, which represented an 18% minority ownership interest. Subsequently, BEC issued an additional 885,000 shares of its common stock to six individuals, including our President, who became members of the BEC management team. On May 6, 2011 we agreed to exchange our 18% minority interest in BEC for $11,000. At the time of the transaction, BEC had few assets and no operations.

Principles of Consolidation

The information set forth in the financial statements as of June 30, 2011 and 2010 has been restated to show discontinued operations. There are no other subsidiary operations included in the financial statements. (see Note 2 to these consolidated financial statements).

Share-based Compensation

The Company is required to measure and recognize compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period. There was no share based compensation cost recognized during the years ended June 30, 20011 and 2010.

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

Loss Per Share

Basic loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share, where applicable, is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. All potential common shares that have an anti-dilutive effect on diluted per share amounts are excluded in determining the diluted loss per common share. During the years ended June 30, 2011 and 2010, there were no outstanding options or warrants.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the Level 3 reconciliation disclosures that are effective for interim and annual periods beginning after December 15, 2010. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists, after considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective prospectively for fiscal years and interim periods beginning after December 15, 2011. Adoption of this new guidance will not have a material impact on the Company’s financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

Commission River Corporation

On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396. The remaining 200 shares of Commission River common stock was sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for $15,000 and the cancellation of 489,984 common shares of BHCC, owned by Edwards and Oborn, which was agreed by both parties to have a value of $105,000. This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations.

The information set forth in the financial statements as of June 30, 2011 and 2010 has been restated to show discontinued operations. The following is financial information relative to the discontinued operations described above.

Balance Sheet:

	June 30, 2011	June 30, 2010
Cash	$—	$122,314
Commissions receivable	—	366,246
Current assets of discontinued operations	$—	$488,560

Accrued liabilities	$23,599	$221,801
Commissions payable	—	647,619
Current liabilities of discontinued operations	$23,599	$869,420

Intangible assets, net	$—	$55,559
Other assets	—	10,820
Long term assets of discontinued operations	$—	$66,379

Statement of Operations:

	Year ended June 30, 2011	Year Ended June 30, 2010

Commission revenues	$398,058	$2,570,601

Commission expenses	(261,398)	(1,807,786)

Gross revenue	136,660	762,815
Other expenses	(136,660)	(892,403)
Net losses from discontinued operations	$—	$(129,588)

NOTE 3 – GOING CONCERN

Cash flows generated from principal and interest received on a note receivable and the issuance of common stock for cash, were sufficient to meet our working capital requirements for the year ended June 30, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $282,947 in losses from continuing operations, and we used $302,154 in cash for operating activities for the year ended June 30, 2011.

On May 11, 2011, BayHill completed the sale of 900,000 shares of its common stock at a price of $0.30 per share in a private placement not involving any public offering. Of the 900,000 shares sold, 630,000 shares were purchased for cash proceeds of $177,900, net of $11,100 in expenses by non-affiliates of the company and 270,000 shares were issued to four directors and two executives of the company, for the reduction of $81,000 of accrued salary, legal and board of director fees.

In order for us to continue as a going concern, we hope to obtain additional debt or equity financing, and look for companies with operations that we can acquire. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

NOTE 4 – FINANCING ARRANGEMENTS

Related Party Borrowings

As of June 30, 2011, our financing arrangements consisted of a $4,000 note due to a third party and notes totaling $61,900 to affiliates. See Note 8 for a detail of borrowings with related parties that were both issued and converted during the years ended June 30, 2011 and 2010. We had no other financing arrangements as of June 30, 2011.

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

Temporary differences between the financial statement and tax basis of our assets result primarily from differing depreciation and amortization, provision for doubtful accounts, net operating loss carry forwards and the recognition of certain expenses for financial statement purposes and not for tax purposes. We had approximately $6,000,000 of net operating loss carry forwards as of June 30, 2011, which expire in varying amounts through 2031, if unused. A change in our ownership of more than 50% occurred during the year ended June 30, 2008. In addition, there is a contemplated transaction described in Note 9 that may change our ownership more than 50% again. As such, according to the Internal Revenue Code, our net operating loss carry forwards may be limited as to their utilization in future periods.

Temporary differences and carry forwards giving rise to a significant portion of deferred tax assets (liabilities) at June 30, 2011 and 2010 were as follows:

Assets:	2011	2010
Current
Vacation accruals	—	1,370

Long-term
Accrued compensation	23,213	56,254
Intangibles	—	227,498
Cancelled checks	—	45,514
Other	13,662	19,175
Net operating loss carry forwards	2,284,593	1,870,162
Less valuation allowance	(2,321,468)	(2,219,973)
	$—	$—

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

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

	For the Years Ended
	June 30,
	2011	2010
Income tax expense (benefit) at the statutory rate	$(106,105)	$(182,664)
State income taxes, net of benefit	(10,610)	(18,660)
Change in valuation allowance	101,495	200,048
Other	15,220	1,276
Deferred income tax expense (benefit)	$—	$—

Effective July 1, 2007, we adopted the provision Accounting Standard Codification (“ASC”) 740, Income Taxes,. Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulation change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated financial statements. The result of the assessment of our tax positions in accordance with ASC 740did not have a material impact on our consolidated financial statements for the year ended June 30, 2010 or 2011. Our federal tax returns for all years after June 30, 2007 and state tax returns after June 30, 2006 are subject to future examination by tax authorities for all our tax jurisdictions. It is our policy to record costs associated with interest and penalties related to tax in the selling, general and administrative line of the consolidated statements of operations.

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2011 and 2010 we had authorized 400,000 shares of Preferred Stock. There were no shares of Preferred Stock outstanding as of June 30, 2011 or 2010.

Common Stock

Commission River, Inc.

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

Officers and Directors

During the year ended June 30, 2011, we issued the following unregistered shares of our common stock for the reasons and values identified below:

	Shares	Val ue
Issued to outside board of directors for accrued director fees	185,899	$51,770
Issued to management for accrued salaries	357,963	$101,000
Issued to director for accrued legal and consulting fees	72,435	$21,730
Issued to consultants for accrued consulting fees	51,919	$14,018
	668,216	$188,518

The values we recorded for the settlement of accrued payables and director fees payable were at: (a) the “last sale” market price for free-trading shares of our common stock on the date our Board of Directors approved the issuances, which was $0.57 per share, and (b) the price of the private placement of 630,000 shares of common stock to unrelated third parties which was $0.30 per share and sold at the same time, see Issuance of Common Stock and Settlement of Accrued Expenses below. The difference between the market price and settlement value was booked to additional paid in capital, since all parties were affiliates of the Company.

During the year ended June 30, 2010, we issued the following unregistered shares of our common stock for the reasons and values identified below:

	Shares	Val ue
Issued to outside board of directors for accrued director fees	57,333	$17,200
Issued to management for accrued salaries	110,000	$33,000
Issued to director for accrued legal and consulting fees	130,383	$39,115
Issued to consultants for accrued consulting fees	73,333	$22,000
	371,049	$111,315

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

Issuance of Common Stock for Cash and Settlement of Accrued Expenses

On May 11, 2011, BayHill announced the sale of 900,000 shares of its common stock at a price of $0.30 per share in a private placement not involving any public offering. Of the 900,000 shares sold, 630,000 shares were purchased for cash proceeds of $177,900, net of expenses of $11,100 by non-affiliates of the company and 270,000 shares were issued to four directors and two executives of the company, for the reduction of $81,000 of accrued salary, legal and board of director fees. See Settlement of Accounts Payable, Accrued Expenses and Notes below.

Stock Options

At a special meeting of our shareholders held on March 31, 2008, our shareholders approved a proposal to adopt our 2008 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on April 23, 2008. Directors, employees, consultants and advisors of BHCC and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Compensation Committee of our Board of Directors. The Stock Incentive Plan will continue until April 23, 2018. A maximum of 300,000 shares of our common stock are available for issuance under the Stock Incentive Plan. The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards. Our Board of Directors may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan. As of June 30, 2011, we had made no awards under the Stock Incentive Plan.

We also have established the 2001 Incentive and Non-statutory Stock Option Plan (the “Plan”), which authorizes the issuance of up to 12,500 shares of our common stock. The Plan will remain in effect until the end of 2011 unless terminated earlier by an action of our Board of Directors. Employees, directors and consultants of BHCC are eligible to receive options under the Plan at the discretion of our Board of Directors. Options issued under the Plan vest according to the individual option agreement for each grantee.

We did not grant any stock options during the years ended June 30, 2011 or 2010. As of June 30, 2011 and 2010 there were no stock options outstanding.

Warrants

We did not grant any warrants during the years ended June 30, 2011 or 2010. As of June 30, 2011 and 2010 there were no warrants outstanding.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of June 30, 2011.

NOTE 8 – RELATED PARTY ACTIVITY

ClearWater Law & Governance Group, LLC

During the years ended June 30, 2011 and 2010 we accrued fees, for legal services, from ClearWater Law & Governance Group, LLC, (ClearWater) of $32,000 and $36,000 and made cash payments of $0 and $6,000 respectively. We paid out of pocket expenses of $1,000 and issued 32,000 shares of our common stock in settlement of the remaining amount due of $32,000 during the year ended June 30, 2009. Mr. James U. Jensen, our board chairman, is the CEO of ClearWater.

BayHill Energy Corporation

In July 2009, we formed a subsidiary, BayHill Energy Corporation (“BEC”) to pursue the exploration and development of oil and gas. During the quarter ended September 30, 2009 we invested $1,000 to acquire 100,000 shares of common stock and $10,000 to acquire 100,000 shares of preferred stock in BEC, which represented an 18% minority ownership interest. Subsequently, BEC issued an additional 885,000 shares of its common stock to six individuals, Robert K Bench, our President, who became members of the BEC management team. On May 6, 2011 we agreed to exchange our 18% minority interest in BEC for $11,000. During the time we held this investment, BEC advanced to us $25,317 which we settled for $14,317. At the time of these transactions, BEC had few assets and no operations.

Officers and Directors of the Company

We owed the officers and directors listed below accrued salaries and board of director fees. At June 30, 2011 we agreed to issue notes payable for the amounts owed. The notes are unsecured promissory notes that carry an interest rate of 10% for the first 120 days and 15% thereafter and have a maturity date of June 30, 2012. The company has a right to prepay these notes at any time without penalty. Amounts owed to related parties that are included in Notes Payable are set forth below:

Amount
ClearWater	$3,783
James U Jensen	$7,117
John M Knab	$5,500
John D Thomas	$6,000
Robyn Farnsworth	$15,000
Robert K Bench	$24,500
$61,900

NOTE 9 – LETTER OF INTENT TO ACQUIRE PROTEUS ENERGY CORPORATION

On March 3, 2011, we announced the execution of a non-binding LOI to acquire all of the outstanding shares of Proteus, a California-based privately held independent oil company. Under the Proteus Transaction, BayHill will issue 27,805,474 unregistered shares of its common stock to acquire all of the outstanding shares, stock options, and warrants presently outstanding of Proteus. In addition, BayHill will issue an additional 695,137 unregistered shares of its common stock to the placement agents responsible for bringing the parties together.

On May 11, 2011 we announced the sale of 900,000 shares of its common stock at a price of $0.30 per share in a private placement not involving any public offering. The funds raised in the private placement were used to settle liabilities and fund activities related to the acquisition costs of Proteus. The successful completion of this private placement triggered provisions in the LOI relating to “Exclusivity” and “No Shop” requirements. Under the LOI BayHill agreed not to solicit or entertain any proposals relating to any business combination transaction involving the merger or consolidation of BayHill or the sale of BayHill’s business or assets through August 9, 2011. If the Proteus Transaction is completed on the terms contemplated, the Company would have 32,655,452 common shares issued and outstanding, prior to any share issuances for the anticipated PIPE of $5 million. Terms of the Proteus acquisition contemplate that the current BayHill shareholders would own approximately 10% of the issued and outstanding common shares of the Company after closing of the contemplated PIPE transaction. Of course, no assurance can be given that the Company can complete the PIPE or other components of the

Proteus acquisition. It is anticipated that the name of the Company will be changed to Proteus Energy Corporation.

If this transaction is completed, it will be accounted for as a reverse acquisition, and as such, for accounting purposes, Proteus will be treated as the acquirer and BayHill’s assets and liabilities will be recorded at fair value as required by APB No. 16. Proteus assets and liabilities will be carried forward at historical cost. The equity section of the balance sheet and earnings per share of Proteus will be retroactively restated to reflect the effect of the exchange ratio established in the merger agreement.

The terms of the Proteus Transaction envision that Proteus executives will manage the Company. It is anticipated that James U. Jensen, current board chairman for the Company will continue serving as board member and Bob Bench will assume the role as chief financial officer, with a change in other board members as appropriate for the company’s expanded operations. The directors of each company have approved the transaction subject to any required shareholder approvals.

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

Our management performed an evaluation of our disclosure controls and procedures during the year ended June 30, 2011. Following the sale of Commission River, our staff became limited and in order to maintain a system of internal control, we engaged a third party outside consultant to review our financial transactions to add a second review of our accounting transactions and review the information included in our financial reports. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer has concluded that with the addition of the third party review, the controls and procedures were effective as of June 30, 2011 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. This report and our controls were reviewed by our audit committee with no further suggestions for changes.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with United States generally accepted accounting principles. Following the sale of Commission River which decreased our staff, we hired a third party, experienced financial consultant to augment our staff and review our financial reporting prior to publishing our financial reports. Except as elsewhere described herein, there were no other significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. Our management has concluded that, as of June 30, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Robert K. Bench, age 62, has served as our President and Chief Executive Officer since October 2007 and as a director of BHCC since December 2007. Mr. Bench is an experienced professional with over 31 years in various senior management and executive positions in start-up enterprises and public companies following four years as a certified public accountant with KPMG Peat Marwick. He has assisted a number of companies in their early start-up years and completed several initial public offerings. Mr. Bench was a founder and is a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”), a position he held since April 1999. He also served as the Chief Financial Officer of Innuity, Inc. (INNU), a software as a service company that delivers applications for small business, from January 2005 until April 2007 and The SCO Group (SCOX), a developer and marketer of software applications and operating systems from November 2000 until August 2004. He has also served in senior management positions for West-Wind Corporation, Webmiles, Inc., Sento Corporation (SNTO), CerProbe, Inc. (CRPB), Fresh Technologies, Inc., Clyde Digital Systems, Inc., and NP Energy Corporation (NPEE). In addition, Mr. Bench has served as a director of private and public companies and has assisted both private and public companies raise over $150 million for start-up and growth capital through private, public, and venture offerings. He has been responsible for a number of business combinations and successfully reorganized several financially distressed companies. He has spent two years on international assignments and led the restructure of worldwide operations following the merger of two international companies. Mr. Bench has been a co-founder and is a private investor in a number of private and small public companies. His background includes the software, hardware, oil, and semiconductor industries. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

James U. Jensen, age 67, has served as the Chairman of our Board of Directors since December 2007. Mr. Jensen currently is the CEO of ClearWater Law & Governance Group, LLC and has a private law practice. He also serves as the

Independent Board Chairman for the Wasatch Funds, a family of 14 mutual funds managed by Wasatch Advisors, Inc., and has served as a director of Wasatch Funds since they were organized in 1990. Mr. Jensen is an outside director at the University of Utah Research Foundation and is a director of the Utah Chapter of the National Association of Corporate Directors. From 1986 to 2001, Mr. Jensen served as a director and from 1991 to 2004 as Vice President, General Counsel, and Secretary of NPS Pharmaceuticals, Inc., a public biotechnology company. Mr. Jensen served as an outside director to InterWest Home Medical, Inc., a public home medical supplies company, and served first as outside counsel and then as Chief Financial Officer to Cericor, Inc., a private technology company. Mr. Jensen has served as counsel or director to many high-tech private companies and was General Counsel of Dictaphone Corporation and previously served as in-house counsel for Ethyl Corporation and The Echlin Manufacturing Company (both publicly-traded companies). He graduated from the University of Utah, served a Fulbright Grant in Mexico and received his J.D. and M.B.A. degrees from Columbia University. He was a law clerk to Judge David T. Lewis, the Chief Judge of the 10th Circuit U.S. Court of Appeals.

John M. Knab, age 59, has served as a director of BHCC since December 2007. Mr. Knab has been the Chief Executive Officer, President, and Chairman of Phonex Broadband Corporation, which develops, manufactures and distributes wireless voice, audio, and data technologies, since November 1989. From 1986 to 1989, Mr. Knab was a National Director for Verizon (Data Communication Products) where he directed a division comprised of over 2,700 computer and telecommunication products. While with Verizon, he was appointed to AT&T’s National Advisory Committee, NEC’s National Advisory Committee and Digital Equipment’s Partners Group. Mr. Knab also served in roles as a Sr. HQ Planning Staff, Regional IT Management, Marketing Manager & Marketing Representative for IBM Corporation. Mr. Knab was a founding member of Brigham Young University’s Marriott School of Management Entrepreneur Founder’s Group. He served as a member of Brigham Young University’s Marriott School of Management National Advisory Council. Mr. Knab is a member of the Board of Directors for the MountainWest Capital Network, where he also served as a former Chairman of the Board of Directors, founder and former Chairman of the Utah 100 (recognition event for Utah’s fastest growing companies). Mr. Knab was a Trustee and member of the Executive Committee for Utah Information Technologies Association. Mr. Knab received an M.B.A. from Emory University and a B.A. from Brigham Young University’s College of Communications/Advertising.

John D. Thomas, age 38, has served as a director of BHCC since December 2007. Mr. Thomas has been engaged in the private practice of law with Kenneth I. Denos P.C. since June, 2003. Mr. Thomas specializes in reverse takeovers, mergers and acquisitions, and general corporate law for a variety of small public and private companies in the United States, United Kingdom, and Germany. Since May 2006, he has also been the director of the microcap division for small public company listings for MCC Global NV (FSE: IFQ2), an international financial services and investment conglomerate based in London and traded on the Geregeltermarkt of the Frankfurt Stock Exchange. Mr. Thomas is the Chief Executive Officer and Chairman of Sports Nuts, Inc., a sports management company traded on the OTCBB. Mr. Thomas received a J.D. degree from Texas Tech University School of Law and a B.A. degree in History from the University of Utah. Mr. Thomas has been licensed to practice law in Texas since 1999 and licensed to practice law in Utah since 2002.

Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Robert K. Bench	62	President, Chief Executive Officer, Chief Financial Officer and Director

Robert K. Bench. See “Directors” above.

Corporate Governance

Our Board of Directors has standing Audit and Compensation Committees. To date, our Board of Directors has not established a Nominating or Governance Committee, in part because our Board of Directors believes that, at this stage of our development, all of our directors should be actively involved in the matters which would be addressed by such a committee. We may, in the future, establish a Nominating or Governance Committee. We believe each of the directors serving on our

Audit and Compensation Committees is an independent director pursuant to NASD Rule 4200(a)(15) and that each of the directors serving on the Compensation Committee is an “independent director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. In evaluating the independence of James U. Jensen, the Chairman of our Board of Directors, and a member of our Compensation Committee, our Board of Directors reviewed and considered the relationship between Clearwater Law & Governance Group, LLC, a limited liability company of which Mr. Jensen is a principal (“ClearWater”), a firm that provides administrative and corporate governance support to small publicly-traded companies, including BHCC. Based upon its review, our Board of Directors (with Mr. Jensen abstaining) concluded that the compensation we paid to ClearWater was fair and reasonable and priced competitively and that the services ClearWater provides to us are in the best interests of BHCC and our shareholders. Our Board of Directors concluded that the compensation we paid to ClearWater is substantially below the amount specified in regulations that would make Mr. Jensen a “non-independent” director and unanimously determined (with Mr. Jensen abstaining) that Mr. Jensen is an independent director.

During the fiscal year ended June 30, 2011, our Board of Directors held 3 meetings. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of any committee on which he served.

Audit Committee. John D. Thomas and James U. Jensen serve as members of the Audit Committee, with Mr. Thomas serving as Chair. Our Board of Directors has determined that Mr. Thomas satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of our internal audit function and the independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.bayhillcapital.com. Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole. Our Audit Committee met 4 times during the fiscal year ended June 30, 2011.

Compensation Committee. John M. Knab and James U. Jensen serve as members of the Compensation Committee of our Board of Directors, with Mr. Knab serving as Chair. The functions of our Compensation Committee are primarily to: (a) to oversee the discharge the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company’s website, www.bayhillcapital.com. The Compensation Committee met 0 times during the fiscal year ending June 30, 2011.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

 Section 16(a) of the Exchange Act requires our officers and directors to file reports concerning their ownership of our common stock with the SEC and to furnish us with copies of such reports. Based solely upon our review of the reports required by Section 16 and amendments thereto furnished to us, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during the annual reporting period of July 1, 2010 through June 30, 2011, were filed with the SCE on a timely basis. All reports during the annual reporting period of July 1, 2009 through June 30, 2010, were filed with the SEC on a timely basis.

Item 11. Executive Compensation.

The following table provides certain information pertaining to the compensation paid by us and our subsidiaries during our last two fiscal years for services rendered by any person who served as our Chief Executive Officer, the persons who were our most highly compensated executive officers, and who received annual salary and bonus in excess of $100,000, for the fiscal years ending June 30, 2011 and 2010:

Name and Principal Position	Year Ended June 30,	Salary	Value of Common Stock Awards	Total
Robert K Bench (1) (2)	2011	$36,000	$73,500 (3)	$109,500
Robert K Bench (1) (2)	2010	$0	$25,000 (4)	$25,000

(1)     Mr. Bench has served as our President and Chief Executive Officer since October 2007 and as Chief Financial Officer since December 1, 2008.

(2)     Mr. Bench received no bonus, was granted no stock options, did not participate in a non-equity incentive plan, and did not participate in any deferred compensation plan during the years ended June 30, 2011 or 2010.

(3)     Mr. Bench was issued 260,556 shares of common stock to offset $73,500 in accrued but unpaid salary.

(4)     Mr. Bench was issued 100,000 shares of common stock in lieu of salary.

We recorded the compensation to Mr. Bench at the then fair market value of unregistered shares.

Board of Directors Compensation.

Our directors were reimbursed for reasonable out of pocket expenses incurred related to Board duties assigned in connection with attending board meetings. Our non-employee, independent directors are compensated at the rate of $3,000 per quarter and $1,000 for each face to face board meeting attended and $500 for telephonic board meetings. Board committee members receive $500 for each face to face meeting and $250 for each telephonic meeting attended. In addition, our Chairman of the Board is paid $500 per month and $500 per meeting and each committee chairman receives $250 for each meeting attended. The following table provides information regarding the compensation of, and fees paid to, our directors for the fiscal year ended June 30, 2011:

Board Member	Cash Payments	Common Stock Shares	Common Stock Value (1)	Notes Payable (2)	Total
James U Jensen	$3,513	17,565	$5,270	$7,117	$15,900
John M Knab	$3,400	17,000	$5,100	$5,500	$14,000
John D Thomas	$3,600	18,000	$5,400	$6,000	$15,000

(1)	Shares issued for payment of accrued compensation were valued at $0.30 per share as part of the sale, on May 11, 2011, of 900,000 shares of the Company’s common stock, at a price of $0.30 per share in a private placement not involving any public offering. Of the 900,000 shares sold, 630,000 shares were purchased for cash proceeds of $177,900, net of expenses of $11,000, by non-affiliates of the company and 270,000 shares were issued to four directors and two executives of the company, for the reduction of $81,000 of accrued salary, legal and board of director fees.

(2)	On June 30, 2011 the balances of accrued board compensation was converted into unsecured promissory notes that carry an interest rate of 10% for the first 120 days and 15% thereafter and have a maturity date of June 30, 2012. The company has a right to prepay these notes at any time without penalty.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2011 , the number of shares of our common stock beneficially owned by each of our current directors, the number of shares of our common stock beneficially owned by each of our Named Executive Officers, the number of shares of our common stock beneficially owned by all of our executive officers and directors as a group, and the number of shares of our common stock owned by each person who owned of record, or was known to own beneficially, more than five percent of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of June 30, 2011, we had 4,154,841 shares of common stock outstanding:

	Name and Address of Beneficial	Amount and Nature of
Title of class	Owner	Beneficial Ownership (a)		Percent of Class (b)

Common Stock	Robert K. Bench
	25 East 200 South
	Lehi, Utah 84043	991,852	(c)	23.9%
Common Stock	James U, Jensen
	25 East 200 South
	Lehi, Utah 84043	529,010	(d)	12.7%
Common Stock	John D. Thomas
	25 East 200 South
	Lehi, Utah 84043	135,520	(e)	3.3%
Common Stock	John M. Knab
	25 East 200 South
	Lehi, Utah 84043	131,760		3.2%
Common Stock	All current executive officers and
	directors as a group (4 persons)	1,788,142		43.0%

(a)	Except as indicated below, each person has sole and voting and/or investment power over the shares listed.
(b)	Represents the percentage of the 4,154,841 shares of common stock, par value $0.0001 per share, outstanding at June 30, 2011.
(c)	Includes 269,993 shares owned by Vector Capital, LLC, and 271,853 shares owned by Little Hollow Farms, Inc., all of which may be deemed to be beneficially owned by Robert K. Bench who is the managing member of Vector Capital LLC and President of Little Hollow Farms, Inc.
(d)	Includes 100 shares owned by Mr. Jensen’s wife and 63,730 shares owned by Amsterdam First LC, a limited liability company of which Mr. Jensen is the managing member, and 72,435 shares owned by ClearWater Law & Governance Group, LLC of which Mr. Jensen is the managing member.
(e)	Includes 2,760 shares owned by Acadia Group, Inc., with which Mr. Thomas is affiliated.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

ClearWater Governance Group LLC

During the years ended June 30, 2011 and 2010 we accrued fees, for legal services, from ClearWater Governance Group, LLC, (“ClearWater”) of $40,000 and $32,000 and made cash payments of $14,487 and $0 respectively. We also issued 72,435 shares of our common stock during the year ended June 30, 2011 in settlement of $21,730 of accrued fees. Mr. James U. Jensen, our board chairman, is the CEO of ClearWater.

Item 14. Principal Accounting Fees and Services.

For the fiscal years ended June 30, 2011 and 2010, we were billed fees in the following amounts for services by Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), our independent registered public accounting firm.

	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Audit fees (including fees for review of quarterly 10Qs)	$34,500	$51,000
Audit-Related fees	$0	$2,825
Tax fees	$6,900	$14,690
All Other fees	$1,103	$2,247

Audit fees consist of EKS&H’s fees for services related to their audits of our annual financial statements, including management’s assessment, their review of financial statements included in our quarterly reports on Form 10-QSB, EKS&H’s review of SEC-filed registration statements and issuance of consents, and comfort letters. Audit-related fees consist primarily of fees rendered for services in connection with employee benefit plan audits and consultation regarding financial accounting and reporting standards. Tax fees consist of fees rendered for services on tax compliance matters, including tax return preparation, claims for refund and assistance with tax audits of previously filed tax returns, tax consulting and advisory services consisting primarily of tax advice rendered by EKS&H in connection with the formulation of our tax strategy and assistance in minimizing custom, duty and import taxes. Audit fees related to the annual financial statements were $18,000 and $25,000, respectively, for the years ended June 30, 2011 and June 30, 2010. Additionally, for the years ended June 30, 2011 and 2010 respectively, audit fees included $16,500 and $26,000 related to reviews of Forms 10-Q. Tax compliance and preparation fees were $6,900 and $14,690 respectively, for the years ended June 30, 2011 and 2010.

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

10.23	Asset Purchase Agreement dated October 13, 2006, between Cognigen Networks, Inc. and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006)

10.24	Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between Cognigen Networks, Inc., the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.24 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006).

10.25	Secured Subordinated Promissory Note for $100,000 dated June 15, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including Security Agreement (incorporated by reference to Exhibit 10.25 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.26	Secured Subordinated Promissory Note for $150,000 dated June 28, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including First Amendment to Security Agreement (incorporated by reference to Exhibit 10.26 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.27	Secured Subordinated Promissory Note for $30,000 dated June 15, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including Second Amendment to Security Agreement (incorporated by reference to Exhibit 10.27 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.28	Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza Borrego Partners, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.29	Amended and Restated Loan and Security Agreement between Cognigen Networks, Inc. and Silicon Valley Bank, dated April 23, 2007 (incorporated by reference to Exhibit 10.4 of Form 8-K filed October 23, 2007).

10.30	Secured Subordinated Promissory Note for $150,000, dated November 5, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including Third Amendment to Security Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8, 2007).

10.31	Asset Purchase and Reorganization Agreement, dated November 30, 2007, between Cognigen Networks, Inc. and Commission River (incorporated by reference to Exhibit 10.29 of Form 8-K filed February 14, 2008).

10.32	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Adam Edwards (incorporated by reference to Exhibit 10.30 of Form 8-K filed February 14, 2008).

10.33	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Patrick Oborn (incorporated by reference to Exhibit 10.31 of Form 8-K filed February 14, 2008).

10.34	Cognigen Networks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 30, 2008).

10.35	Press Release announcing the nonbinding letters of intent to acquire oil and gas properties, dated June 9, 2009 (incorporated by reference to Exhibit 99.1 of Form 8-K filed June 9, 2009).

10.36	Documentation for the Sale of the Company’s subsidiary, Commission River Corporation dated August 30, 2010*

10.37	Press release announcing the nonbinding letter of intent with ABC, dated July 16, 2010 (incorporated by reference to EXhibit 99.1 of Form 8-K filed July 19, 2010)

10.38	Press release announcing expiration of the ABC letter of intent, dated September 2, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed September 2, 2010.

10.39	Press release announcing the nonbinding letter of intent with Proteus Energy, Inc., dated March 1, 2011 (incorporated by reference to Exhibit 99.1 of Form 8-K filed March 3, 2011)

14.1	Code of Business Conduct and Ethics, adopted May 12, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended June 30, 2008, filed on September 12, 2008).

21	List of Subsidiaries*

31.1	Certification of Chief Executive Officer dated July 20, 2011*
31.2	Certification of Chief Financial Officer dated July 20, 2011*
32.1	Certification of Chief Executive Officer dated July 20, 2011.*
32.2	Certification of Chief Financial Officer dated July 20, 2011*

*Filed herewith

AUDIT COMMITTEE REPORT (1)

The Audit Committee of our Board of Directors has reviewed and discussed with management our audited consolidated financial statements as of and for the year ended June 30, 2011.

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

James U. Jensen

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

BAYHILL CAPITAL CORPORATION

Date: July 20, 2011	By:	/s/ Robert K. Bench Robert K. Bench Chief Executive Officer (Principal Executive Officer)

Date: July 20, 2011	By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/S/ Robert K. Bench Robert K. Bench	Director	July 20, 2011

/S/ JAMES U. Jensen James U. Jensen	Director	July 20, 2011

/S/ John M. Knab John M. Knab	Director	July 20, 2011

/S/ John D. Thomas John D. Thomas	Director	July 20, 2011
38

EXHIBIT INDEX

EXHIBIT NO DESCRIPTION AND METHOD OF FILING

2.1	Stock for Stock Exchange Agreement dated May 12, 2004 by among Jimmy L. Boswell, David G. Lucas, Reginald W. Einkauf and John D. Miller (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 3, 2004).

3.1	Articles of Incorporation filed on May 6, 1983 (incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended June 30, 2000).

3.2	Articles of Amendment to our Articles of Incorporation filed on June 23, 1988 (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended June 30, 2000).

3.3	Articles of Amendment to our Articles of Incorporation filed on July 12, 2000 (incorporated by reference to Exhibit 3.3 to Form 10-KSB for the year ended June 30, 2000).

3.4	Articles of Amendment to our Articles of Incorporation filed on March 16, 2001 (incorporated by reference to Form 10-QSB for the quarter ended March 31, 2001).

3.5	Articles of Amendment to our Articles of Incorporation filed on October 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 4, 2002).

3.6	Amended and Restated Articles of Incorporation of Cognigen Networks, Inc., dated April 23, 2008 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2008).

3.7	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).

3.8	Bylaws as amended through May 17, 2005 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 19, 2005).

3.9	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 14, 2008).

10.1	Purchase Agreement among Cognigen Networks, Inc., Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to Form 8-K filed on November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to Form 10-QSB for the quarter ended March 31, 2001).

10.4	Stock Redemption Agreement dated November 30, 2001 between Cognigen Networks, Inc., the Anderson Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits A and B) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 20, 2001).

10.5	Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between Cognigen Networks, Inc. and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended June 30, 2002).

10.6	Consultancy Engagement Agreement dated September 9, 2002, by and between Cognigen Networks, Inc. and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to Form 10-KSB/A for the year ended June 30, 2003.)

10.7	Modified Supplemental Consulting Engagement letter dated March 4, 2003 between Cognigen Networks, Inc. and Kevin Anderson (incorporated by reference to Form 10- KSB/A for the year ended June 30, 2003).

10.8	Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between Cognigen Networks, Inc. and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-QSB for the Quarter ended December 31, 2003).

10.9	Amendment dated September 9, 2004, to Consulting Engagement Agreement between Cognigen Networks, Inc. and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Form 10-KSB for the fiscal year ended June 30, 2004).

10.10	Accounts Receivable Purchase Agreement dated December 26, 2003, between Cognigen Networks, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to Form 10- KSB for the fiscal year ended June 30, 2004).

10.11	Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between Cognigen Networks, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LC and Cognigen Networks, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 25, 2005).

10.15	Agreement dated December 9, 2005, among Cognigen Networks, Inc., the Andersen Family Trust No. 1 and Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group, LC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 15, 2006).

10.17	Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among Cognigen Networks, Inc., the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 15, 2006).

10.18	Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among Cognigen Networks, Inc., the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19	Common Stock Purchase Agreement, dated July 7, 2006, among Cognigen Networks, Inc., Anza Borrego Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 17, 2006).

10.20	Termination Agreement, dated September 8, 2006, between Cognigen Networks, Inc. and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 11, 2006).

10.21	Settlement Agreement and Mutual Release, dated September 8, 2006, between Cognigen Networks, Inc. and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 11, 2006).

10.22

Loan and Security Agreement Number 1601, between Cognigen Networks, Inc. and VenCore Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit 10.22 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006)

10.23	Asset Purchase Agreement dated October 13, 2006, between Cognigen Networks, Inc. and Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006)

10.24	Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between Cognigen Networks, Inc., the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.24 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006).

10.25	Secured Subordinated Promissory Note for $100,000 dated June 15, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including Security Agreement (incorporated by reference to Exhibit 10.25 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.26	Secured Subordinated Promissory Note for $150,000 dated June 28, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including First Amendment to Security Agreement (incorporated by reference to Exhibit 10.26 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.27	Secured Subordinated Promissory Note for $30,000 dated June 15, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including Second Amendment to Security Agreement (incorporated by reference to Exhibit 10.27 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.28	Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza Borrego Partners, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.29	Amended and Restated Loan and Security Agreement between Cognigen Networks, Inc. and Silicon Valley Bank, dated April 23, 2007 (incorporated by reference to Exhibit 10.4 of Form 8-K filed October 23, 2007).

10.30	Secured Subordinated Promissory Note for $150,000, dated November 5, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including Third Amendment to Security Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8, 2007).

10.31	Asset Purchase and Reorganization Agreement, dated November 30, 2007, between Cognigen Networks, Inc. and Commission River (incorporated by reference to Exhibit 10.29 of Form 8-K filed February 14, 2008).

10.32	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Adam Edwards (incorporated by reference to Exhibit 10.30 of Form 8-K filed February 14, 2008).

10.33	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Patrick Oborn (incorporated by reference to Exhibit 10.31 of Form 8-K filed February 14, 2008).

10.34	Cognigen Networks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 30, 2008).

10.35	Press Release announcing the nonbinding letters of intent to acquire oil and gas properties, dated June 9, 2009 (incorporated by reference to Exhibit 99.1 of Form 8-K filed June 9, 2009).

10.36	Documentation for the Sale of the Company’s subsidiary, Commission River Corporation dated August 30, 2010*

10.37	Press release announcing the nonbinding letter of intent with ABC, dated July 16, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed July 19, 2010)

10.38	Press release announcing expiration of the ABC letter of intent, dated September 2, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed September 2, 2010.

10.39	Press release announcing the nonbinding letter of intent with Proteus Energy, Inc., dated March 1, 2011 (incorporated by reference to Exhibit 99.1 of Form 8-K filed March 3, 2011)

14.1	Code of Business Conduct and Ethics, adopted May 12, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended June 30, 2008, filed on September 12, 2008).

21	List of Subsidiaries*

31.1	Certification of Chief Executive Officer dated July 20, 2011*
31.2	Certification of Chief Financial Officer dated July 20, 2011*
32.1	Certification of Chief Executive Officer dated July 20, 2011.*
32.2	Certification of Chief Financial Officer dated July 20, 2011*

*Filed herewith

