Form 10-Q
period 2011-09-30
BAYHILL CAPITAL CORP
filed 2011-10-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding at
Class	October 13, 2011

Common Stock, $0.0001 par value	4,154,841

BAYHILL CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

Assets

	As of
	September 30, 2011 (Unaudited)	June 30, 2011

CURRENT ASSETS
Cash	$7,022	$6,284
Note receivable, current portion	120,161	126,729
Total current assets	127,183	133,013
NON-CURRENT ASSETS
Note receivable	304,860	320,688
Total long-term assets	304,860	320,688
TOTAL ASSETS	$432,043	$453,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,757	$76,253
Accrued liabilities	35,556	15,508
Notes payable to affiliates	61,900	61,900
Financing arrangements	4,000	4,000
Current liabilities of discontinued operations	23,599	23,599
Total current liabilities	$207,812	$181,260
Commitments and contingencies
Stockholders' equity
Preferred stock, $.0001 par value, 400,000 shares authorized, no shares issued and outstanding at September 30, 2011 and June 30, 2011	$—	$—
Common stock $.0001 par value, 100,000,000 shares authorized; 4,154,841 shares issued and outstanding at September 30, 2011 and June 30, 2011	415	415
Additional paid-in capital	17,893,909	17,893,909
Accumulated deficit	(17,670,093)	(17,621,883)
Total stockholders' equity	224,231	272,441
Total liabilities and stockholders' equity	$432,043	$453,701

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	September 30,
	2011	2010
Operating expenses:
Selling, general and administrative	55,814	86,063
Total operating expenses	55,814	86,063

Loss from continuing operations	(55,814)	(86,063)

Other income	7,603	—
Total other income	7,603	—

Loss from continuing operations before income taxes	(48,211)	(86,063)

Net loss from continuing operations	(48,211)	(86,063)

Net loss from discontinued operations	—	(1,608)

Net loss	(48,211)	(87,671)

Loss attributable to
common shareholders	$(48,211)	$(87,671)

Loss per common share-basic and diluted:
Discontinued operations	$(0.01)	$(0.02)
Weighted average number of common shares outstanding:
Basic and Diluted	4,154,841	3,554,748

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(48,211)	$(87,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Other assets	0	(1,214)
Accounts payable	6,504	63,712
Accrued liabilities	20,048	3,020
	26,552	65,518
Net cash used in continuing operations	(21,659)	(22,153)
Net cash used in discontinued operations	—	(2,724)
Net cash used in operating activities	(21,659)	(24,877)

Cash flows from investing activities
Proceeds from sale of Commission River	—	15,000
Net payments on notes receivable from Commission River	22,397	10,000
Net cash flows from provided by investing activities	22,397	25,000

Net increase in cash	738	123

Cash -beginning of period	6,284	55

Cash -end of period	$7,022	$178

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

On August 8, 2011, we entered into and agreement and plan of merger, or the “Merger Agreement”, by and among the Company, Proteus Energy Corporation, a Delaware corporation, and PEC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, pursuant to which Merger Sub (“Merger Sub”) will merge with and into Proteus the “merger”, resulting in Proteus becoming a wholly-owned subsidiary of the Company and resulting in a change of control of the Company and our board of directors (see Note 9 Agreement and Plan of Merger).

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of our wholly owned subsidiary, Commission River Corporation. For purposes of the accompanying financial statements, we have treated Commission River Corporation as discontinued operations (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation.

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively, (b) the unaudited and audited consolidated balance sheets as of September 30, 2011 and June 30, 2011, respectively, and (c) the unaudited consolidated statements of cash flows for the three months ended September 30, 2011 and 2010, respectively, in order to make such financial statements not misleading.

We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results for the three months ended September 30, 2011 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2012. This is particularly important to note because we became a “shell corporation” for SEC regulatory purposes on September 1, 2010 and have no continuing operations on which to report financial results for periods beginning on that date and thereafter.

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

The information set forth in the financial statements for the quarter ended September 30, 2010 has been restated to show discontinued operations. The results for the three months ended September 30, 2011 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2012. This is particularly important to note because we became a “shell corporation” for SEC regulatory purposes on September 1, 2010 and have no continuing operations on which to report financial results for periods beginning on that date and thereafter.

The following is financial information relative to the discontinued operations described above.

Balance Sheet:

	September 30, 2011	June 30, 2011
Accrued liabilities	23,599	23,599

Current liabilities	$23,599	$23,599

Statement of Operations:

	September 30, 2011	September 30, 2010
Commission revenues	$—	$398,058
Commission expenses	—	(261,398)
Gross revenue	—	127,660
Other expenses	—	(129,268)
Net loss from discontinued operations	$—	$(1,608)

Note 4 – Management’s Plan

Starting September 1, 2010 we became a “shell corporation” for SEC regulatory purposes. On August 8, 2011, we entered into and agreement and plan of merger, or the “merger agreement”, by and among the Company, Proteus Energy Corporation, a Delaware corporation, and PEC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, pursuant to which Merger Sub will merge with and into Proteus the “merger”, resulting in Proteus becoming a wholly-owned subsidiary of the Company and resulting in a change of control of the Company and our board of directors (see Note 9 Agreement and Plan of Merger).

Cash flows generated from operations and cash received from the issuance of common stock were sufficient to meet our working capital requirements for the three months ended September 30, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred

$48,211 in losses from operations and used $22,534 in cash for operations for the three months ended September 30, 2011. Net cash flows generated from our investing activities for the three months ended September 30, 2011 were $23,272, from the sale of Commission River. These conditions raise substantial doubt about our ability to continue as a going concern.

Note 5 – Financing Arrangements

As of September 30, 2011, we owed Cardelco, a previous landlord, $4,000 on a Note Payable relating to a prior office lease arrangement.

Note 6 - Stockholders' Equity

Preferred Stock

As of September 30, 2011 we had authorized 400,000 shares of Preferred Stock $0.0001 par value. There are currently no shares of Preferred Stock outstanding.

Common Stock

As of September 30, 2011 we had authorized 100,000,000 shares of Common Stock $0.0001 par value. There are currently 4,154,841 shares of Common Stock outstanding.

Stock Options

We did not grant any stock options during the three months ended September 30, 2011. As of September 30, 2011 there were no outstanding options to purchase shares of our common stock.

Warrants

We did not grant any warrants during the three months ended September 30, 2011. As of September 30, 2011 there were no outstanding warrants to purchase shares of our common stock.

Note 7 - Commitments and Contingencies

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of September 30, 2011.

Note 8 – Sale of Commission River Corporation

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

Note 9 – Agreement and Plan of Merger

On August 8, 2011, we entered into and agreement and plan of merger, or the “merger agreement”, by and among the Company, Proteus Energy Corporation, a Delaware corporation, and PEC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, pursuant to which Merger Sub will merge with and into Proteus the “merger”, resulting in Proteus becoming a wholly-owned subsidiary of the Company and resulting in a change of control of the Company and our board of directors. The merger will be completed upon the Company’s receipt of a minimum of $2,000,000 in funds from the private placement of our common stock, as required by the merger agreement.

Pursuant to the terms of the merger agreement and upon the consummation of the merger (i) we will assume the operations of Proteus; (ii) each outstanding share of Proteus common stock, except those subject to appraisal rights or dissenters rights, as applicable, will be converted into the right to receive 1.74 shares of our common stock; provided that, no fraction of a share of our common stock will be issued by virtue of the merger; (iii) we will assume each outstanding option and warrant to purchase shares of Proteus common stock, whether vested or unvested that do not terminate or expire as of the effective time of the merger, and each such option and warrant will be exercisable (or will become exercisable in accordance with its terms) for that number of whole shares of our common stock equal to the product of the number of shares of Proteus common stock that were issuable upon exercise of such option or warrant, as the case may be, immediately prior to the completion of the merger multiplied by 1.74, rounded down to the nearest whole number of share, and the per share exercise price for the shares of our common stock issuable upon exercise of such assumed option or warrant, as the case may be, will be equal to the quotient determined by dividing (a) the exercise price per share of Proteus common stock at which such option or warrant, as the case may be, was exercisable immediately prior to the completion of the merger by (b) 1.74, rounded up to the nearest whole cent; and (iv) we will assume all outstanding convertible secured notes of Proteus with the original principal amount of $108,000 and each note will be convertible (or will become convertible in accordance with its terms) into our common stock. Immediately following the effective time of the merger, we expect that the security holders of Proteus will own or have the right to acquire approximately 79.0% of our common stock on a fully diluted basis (assuming we raise the minimum $2,000,000 in the private placement for our common stock prior to the completion of the merger as required by the merger agreement).

Pursuant to the terms of the merger agreement and upon completion of the merger, our board of directors, which currently consists of John M. Knab, Robert K. Bench, John D. Thomas and James U. Jensen, will be set at five directors and will consist of Mr. Jensen, a current director of the company and significant stockholder of the Company, Mr. Yankowitz, Proteus’ chief executive officer and a current Proteus director, Mr. Howard, and Mr. Thomson and either Mr. Kato or Ms. Nakagama. Messrs. Howard, Thomson and Kato and Ms. Nakagama are current Proteus directors. Mr. Knab, Mr. Bench and Mr. Thomas will resign from our board of directors. In addition, upon completion of the merger, our board of directors will appoint Mr. Yankowitz as our chief executive officer, Mr. Bench as our chief financial officer and Daniel Franchi as our chief operating officer. Messrs. Yankowitz and Franchi are current members of Proteus’ management team. Mr. Bench is our current president, chief executive officer and chief financial officer and a current member of our board of directors.

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

On August 8, 2011, we entered into and agreement and plan of merger, or the “merger agreement”, by and among the Company, Proteus Energy Corporation, a Delaware corporation, and PEC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, pursuant to which Merger Sub will merge with and into Proteus the “merger”, resulting in Proteus becoming a wholly-owned subsidiary of the Company and resulting in a change of control of the Company and our board of directors. The merger will be completed upon the Company’s receipt of a minimum of $2,000,000 in funds from the private placement of our common stock, as required by the merger agreement (see Note 9 Agreement and Plan of Merger, to our Consolidated Financial Statements).

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

There were no operating activities that generated revenue for the three months ended September 30, 2011 or from continuing operations for the three months ended September 30, 2010. Other income of $7,603 for September 30, 2011 related to interest received from outstanding notes receivable. There was no other income for the three months ended September 30, 2010.

Selling, general and administrative expenses decreased $30,249, or 35% for the three months ended September 30, 2011 compared to the comparable period of 2010. Administrative operations activity decreased substantially after the sale of Commission River.

Liquidity and Capital Resources

Cash flows generated from interest income and principle payments on notes receivable were sufficient to meet our working capital requirements for the three months ended September 30, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for acquisition opportunities. We incurred $48,211 in losses from operations and used $22,534 in cash for operations during the three months ended September 30, 2011. Net cash flows generated from investment activities for the three months ended September 30, 2010 were $23,272, from payments on the note receivable from the sale of Commission River.

There can be no assurance that we will be able to secure additional debt or equity financing and find appropriate acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Small Reporting Company.

Item 4T. Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation of our disclosure controls and procedures as of September 30, 2011. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and other executive officers have concluded that the controls and procedures were effective as of September 30, 2010 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company has no legal proceedings and knows of no threatened legal action.

Item 1A. Risk Factors

The Company is a Shell Company and is subject to attendant risks. See the Risk Factors described in the Company’s most recently filed Form 10-K for the fiscal year ended June 30, 2011 and the description of the sale of the Company’s subsidiary, Commission River, as provided in a form 8-K filed on or about September 2, 2010 and the Company’s Press Release included therein. Additional risks include the concentration of credit risk under the Commission River Secured Promissory Note representing the bulk of the purchase price received by the Company upon sale of Commission River; the potential that future sales of the Company’s shares by affiliates and others may have challenges arising under their possible proposed use of Rule 144; the possibility that a change of control may occur if the Company completes a “reverse merger” with a private company, of which there can be no assurance; and the possibility that the Company’s public press release and SEC filings may be said to fail to comply with the requirement of 20 day prior notice to shareholders as required under Section 14 of the Securities and Exchange Act of 1934 and rules and regulations thereunder and/or the possibility that the Company may be said to have failed to give the “prompt” notice to non-acting shareholders when action is taken, as allowed under the Delaware Corporation Code, by written consent of shareholders holding a majority of outstanding shares, as was done in the Company’s sale of Commission River.

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

BAYHILL CAPITAL CORPORATION

October 13, 2011	By:	/s/ Robert K. Bench
Robert K. Bench Chief Executive Officer