Form 10-Q
period 2011-12-31
BAYHILL CAPITAL CORP
filed 2012-01-19
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at January 18, 2012

Common Stock, $0.0001 par value	4,154,841

BAYHILL CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

Assets
	As of
	December 31, 2011 (Unaudited)	June 30, 2011
CURRENT ASSETS
Cash	$10,059	$6,284
Other receivables	1,750	—
Notes receivable, current portion	119,524	126,729
Total current assets	131,333	133,013
NON-CURRENT ASSETS
Notes receivable	282,256	320,688
Total non-current assets	282,256	320,688
TOTAL ASSETS	$413,589	$453,701
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$74,566	$76,253
Accrued liabilities	58,969	15,508
Notes payable	65,900	65,900
Current liabilities of discontinued operations	23,599	23,599
Total current liabilities	$223,034	$181,260
Commitments and contingencies
Stockholders' equity
Preferred stock, $.0001 par value, 400,000 shares authorized, no shares issued and outstanding at December 31, 2011 and June 30, 2011	$—	$—
Common stock $.0001 par value, 100,000,000 shares authorized; 4,154,841 shares issued and outstanding at December 31, 2011 and June 30, 2011	415	415
Additional paid-in capital	17,893,909	17,893,909
Accumulated deficit	(17,703,769)	(17,621,883)
Total stockholders' equity	190,555	272,441
Total liabilities and stockholders' equity	$413,589	$453,701

See notes to consolidated financial statements.

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Operating expenses:
Selling, general and administrative	$39,864	$74,097	$94,129	$158,551
Total operating expenses	39,864	74,097	94,129	158,551

Loss from operations	(39,864)	(74,097)	(94,129)	(158,551)

Other income and expense:
Other income	8,509	10,399	16,112	10,399
Interest expense	(2,321)	—	(3,869)	—
Total other income	6,188	10,399	12,243	10,399

Loss from operations before income taxes	(33,676)	(63,698)	(81,886)	(148,152)

Income taxes	—	—	—	—

Net loss	(33,676)	(63,698)	(81,886)	(149,760)

Loss attributable to
common shareholders	$(33,676)	$(63,698)	$(81,886)	$(149,760)

Loss per common share-basic and diluted:	$(.01)	$(.02)	$(.02)	$(.04)

Weighted average number of common shares outstanding: Basic and Diluted	4,154,841	3,254,841	4,154,841	3,404,794

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(81,886)	$(149,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other receivables	(1,750)	—
Accounts payable	(1,688)	57,971
Accrued liabilities	43,461	48,020

Net cash used in operating activities	(41,863)	(43,769)

Cash flows from investing activities
Proceeds from sale of Commission River	—	15,000
Payment on notes receivable from Commission River	45,638	30,629
Net cash flows provided by investing activities	45,638	45,629

Net increase in cash	3,775	1,860

Cash - beginning of period	6,284	55

Cash - end of period	$10,059	$1,915

See Notes to Consolidated Financial Statements

BAYHILL CAPITAL CORPORATION

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions

During the six months ended December 31, 2011, there were no non-cash transactions.

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

On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. As part of the consideration of the purchase price the parties agreed to the cancelation of 489,984 common shares of BHCC, owned by Mr. Edwards and Mr. Oborn, which was agreed by both parties to have a value of $105,000.

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

On August 8, 2011, we entered into an Agreement and Plan of Merger, or the “Merger Agreement”, by and among the Company, Proteus Energy Corporation, a Delaware corporation (“Proteus”), and PEC Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of the Company, pursuant to which Merger Sub would merge with and into Proteus ( the “Merger”), resulting in Proteus becoming a wholly-owned subsidiary of the Company and resulting in a change of control of the Company and our board of directors (see Note 9 Agreement and Plan of Merger). Proteus was not able to raise the capital required by the Merger Agreement and on December 6, 2011 we gave Proteus notice that we would no longer be under exclusivity to complete the Merger and would continue to look for other merger opportunities.

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

In our opinion, we have made all adjustments, consisting only of normal recurring adjustments, to (a) the unaudited consolidated statements of operations for the three and six months ended December 31, 2011 and 2010, respectively, (b) the unaudited and audited consolidated balance sheets as of December 31, 2011 and June 30, 2011, respectively, and (c) the unaudited consolidated statements of cash flows for the six months ended December 31, 2011 and 2010, respectively, in order to make such financial statements not misleading.

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

The results for the three and six months ended December 31, 2011 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2012. We became a “shell corporation” for SEC regulatory purposes on September 1, 2010 and have no significant continuing operations on which to report financial results for periods beginning on that date and thereafter.

Note 3 – Discontinued Operations

Commission River

On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396. The remaining 200 shares of Commission River common stock was sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for $15,000 and the cancelation of 489,984 common shares of BHCC, owned by Mr. Edwards and Mr. Oborn, which was agreed by both parties to have a value of $105,000. No gain was recorded on the transaction as it was with related parties. The offset to the transaction of $884,386 was recorded as an increase in additional paid in capital. This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations.

The information set forth in the financial statements for the periods ended December 31, 2010 have been restated to show discontinued operations. The results for the three months and six months ended December 31, 2011 may not necessarily be indicative of our actual results for the fiscal year ending June 30, 2012. We became a “shell corporation” for SEC regulatory purposes on September 1, 2010 and have no significant continuing operations on which to report financial results for periods beginning on that date and thereafter.

The following is financial information as of and for the six months ended December 31, 2011and 2010 relative to the discontinued operations described above.

Balance Sheet:

	December 31, 2011	June 30, 2011
Accrued liabilities	$23,599	$23,599

Current liabilities	$23,599	$23,599

Statement of Operations:

	December 31, 2011	December 31, 2010
Commission revenues	$—	$398,058
Commission expenses	—	(261,398)
Gross revenue	—	127,660
Other expenses	—	(127,660)
Net loss from discontinued operations	$—	$—

Note 4 – Management’s Plan

Starting September 1, 2010 we became a “shell corporation” for SEC regulatory purposes. On August 8, 2011, we entered into a Merger Agreement which would result in Proteus becoming a wholly-owned subsidiary of the Company and resulting in a change of control of the Company and our board of directors (see Note 9 Agreement and Plan of Merger). Proteus was not able to raise the capital required by the Merger Agreement and on December 6, 2011 we gave notice that we would no longer be under exclusivity to complete the merger and would continue to look for other merger opportunities.

Cash flows generated from operations and cash received from payment to the Company of principal on notes receivable were sufficient to meet our working capital requirements for the six months ended December 31, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $81,886 in net losses and used $41,863 in cash for operating activities for the six months ended December 31, 2011. Net cash flows generated from payments on notes receivable for the six months ended December 31, 2011 were $45,638. These conditions raise substantial doubt about our ability to continue as a going concern.

Note 5 – Notes Payable

We owed $61,900 to officers and directors for accrued salaries and board of director fees, which amounts were put into notes payable. The notes are unsecured promissory notes that carry an interest rate of 10% for the first 120 days and 15% thereafter and have a maturity date of June 30, 2012. The company has a right to prepay these notes at any time without penalty. We also owe $4,000 to a third party relating to a prior office lease arrangement.

Note 6 - Stockholders' Equity

Preferred Stock

As of December 31, 2011 we had authorized 400,000 shares of Preferred Stock $0.0001 par value. There are currently no shares of Preferred Stock outstanding.

Common Stock

As of December 31, 2011 we had authorized 100,000,000 shares of Common Stock $0.0001 par value. There are currently 4,154,841 shares of Common Stock outstanding.

Stock Options

We did not grant any stock options during the six months ended December 31, 2011. As of December 31, 2011 there were no outstanding options to purchase shares of our common stock.

Warrants

We did not grant any warrants during the six months ended December 31, 2011. As of December 31, 2011 there were no outstanding warrants to purchase shares of our common stock.

Note 7 - Commitments and Contingencies

Operating Leases

We were not obligated to pay any future minimum lease payments under any leases as of December 31, 2011.

Note 8 – Sale of Commission River Corporation

On September 2, 2010, we announced the sale on August 31, 2010, the effective date of the sale, of our operating subsidiary, Commission River. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396. The remaining 200 shares of Commission River common stock was sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for $15,000 and the cancelation of 489,984 common shares of BHCC, owned by Mr. Edwards and Mr. Oborn, which was agreed by both parties to have a value of $105,000. This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations.

Note 9 – Agreement and Plan of Merger

On August 8, 2011, we entered into the Merger Agreement. The Merger was to be completed upon the Company’s receipt of a minimum of $2,000,000 in funds from the private placement of our common stock, as required by the Merger Agreement. Proteus Energy Corporation was not able to raise the capital required by the Merger Agreement and on December 6, 2011 we gave Proteus Energy Corporation notice that we would no longer be under exclusivity to complete the Merger and we would continue to look for other merger opportunities.

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

Overview

BayHill Capital Corporation (“we,” “us” or “BHCC”, formerly Cognigen Networks, Inc.), was incorporated in May 1983 in the state of Colorado. Our wholly-owned subsidiary, Commission River Corporation (“Commission River”), was our only active business. Commission River, our operating subsidiary was sold on September 2, 2010, and we announced this sale on September 2, 2010. The transaction included the redemption by Commission River, of 800 shares of its common stock held by the Company in exchange for a secured negotiable promissory note in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000, and in addition, Commission River forgave an intercompany receivable in the amount of $274,396. The remaining 200 shares of Commission River common stock were sold to its current management team, Adam Edwards and Patrick Oborn, who were also shareholders of the Company, for $15,000 and the cancelation of 489,984 common shares of the Company, owned by Mr. Edwards and Mr. Oborn. The parties agreed that the cancelled shares had a value of $105,000. No gain was recorded on the transaction as it was with related parties. The offset to the total consideration of $884,386 was recorded as an increase in additional paid in capital. This sale concludes the Company’s activity in the telecommunications and affiliate marketing fields and included substantially all of the Company’s assets and operations. Beginning September 1, 2010, following the sale of Commission River, we have been a “shell corporation” under SEC regulations.

On August 8, 2011, we entered into an Agreement and Plan of Merger, or the “Merger Agreement”, by and among the Company, Proteus Energy Corporation, a Delaware corporation (“Proteus”), and PEC Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of the Company, pursuant to which Merger Sub will merge with and into Proteus the “Merger”, resulting in Proteus becoming a wholly-owned subsidiary of the Company and resulting in a change of control of the Company and our board of directors. The Merger was to be completed upon the Company’s receipt of a minimum of $2,000,000 in funds from the private placement of our common stock, as required by the merger agreement (see Note 9 Agreement and Plan of Merger, to our Consolidated Financial Statements). Proteus was not able to raise the capital required by the Merger Agreement and on December 6, 2011 we gave Proteus that we would no longer be under exclusivity to complete the Merger and would continue to look for other merger opportunities.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

There were no operating activities that generated revenue for the three months ended December 31, 2011and 2010.

Selling, general and administrative expenses decreased $34,233, or 46% for the three months ended December 31, 2011 compared to 2010. Administrative operations activity decreased substantially after the sale of Commission River.

Interest expense relates to accrued interest on notes payable to affiliates originating during fiscal 2011.

Other income of $8,509 for the three months ended December 31, 2011 related to interest received from outstanding notes receivable. There was no other income for the three months ended December 31, 2010.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

There were no operating activities that generated revenue for the six months ended December 31, 2011 and 2010.

Selling, general and administrative expenses decreased $64,442, or 41% for the six months ended December 31, 2011 compared to 2010. Administrative operations activity decreased substantially after the sale of Commission River.

Interest expense relates to accrued interest on notes payable to affiliates originating during fiscal 2011.

Other income of $16,112 for the six months ended December 31, 2011 related to interest received from outstanding notes receivable. There was no other income for the six months ended December 31, 2010.

Liquidity and Capital Resources

Cash flows generated from interest income and principle payments on notes receivable were sufficient to meet our working capital requirements for the six months ended December 31, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for acquisition opportunities. We incurred $81,886 in net losses and used $41,863 in cash for operating activities for the six months ended December 31, 2011. Net cash flows generated from payments on notes receivable for the six months ended December 31, 2010 were $45,638. These conditions raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will be able to secure additional debt or equity financing and find appropriate acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Small Reporting Company.

Item 4T. Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation of our disclosure controls and procedures as of December 31, 2011. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and other executive officers have concluded that the controls and procedures were effective as of December 31, 2011 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
13

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYHILL CAPITAL CORPORATION

Date: January 18, 2012	By:	/s/ Robert K. Bench
Robert K. Bench Chief Executive Officer

