Form 10-Q
period 2012-03-31
Agricon Global Corp
filed 2012-05-16
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-33215

AGRICON GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 East 200 South
Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)

801-592-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑

As of May 15, 2012, the registrant had 17,154,841 shares of common stock, par value $0.0001, issued and outstanding.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

FORM 10-Q

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICON GLOBAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

March 31,
2012
ASSETS
Current Assets
Cash	$287,439
Prepaid expenses	5,000
Notes receivable, current portion	84,882
Total current assets	377,321

Notes receivable, net of current portion	259,082

Total Assets	$636,403

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$32,421
Accrued liabilities	86,290
Notes payable	61,900
Total current liabilities	180,611

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding at March 31, 2012	—
Common stock $.0001 par value, 100,000,000 shares authorized;
17,154,841 shares issued and outstanding at March 31, 2012	1,715
Additional paid-in capital	557,126
Deficit accumulated during developmental stage	(103,049)
Total stockholders' equity	455,792

Total Liabilities and Stockholders' Equity	$636,403

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended	For the Period from Inception (July 5, 2011) through
	March 31, 2012	March 31, 2012
Operating Expenses:
Selling, general and administrative	$52,586	$103,049
Total Operating Expenses	52,586	103,049

Loss from Operations	(52,586)	(103,049)

Net Loss	$(52,586)	$(103,049)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	17,154,841	17,154,841

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended	For the Period from Inception (July 5, 2011) through
	March 31, 2012	March 31, 2012
Cash Flows From Operating Activities
Net loss	$(52,586)	$(103,049)
Net Cash Used in Operating Activities	(52,586)	(103,049)

Cash Flows From Financing Activities
Common stock issued for services	—	50,463
Proceeds from issuance of common stock for cash	340,025	340,025
Net Cash Provided by Financing Activities	340,025	390,488

Net Increase in Cash	287,439	287,439
Cash at Beginning of Period	—	—
Cash at End of Period	$287,439	$287,439

Supplemental Disclosures of Cash Flow Information:
Noncash investing and financing activities:
The Company issued 12,000,000 shares of its Common Stock in exchange for all of the issued and outstanding stock of Canola Property Ghana Limited which stock had been issued for $50,463 in services by its two shareholders(see NOTE 3--RECAPITALIZATION)

Recapitalization	348,964	348,964

The accompanying notes are an integral part of these consolidated financial statements

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation (formerly Bayhill Capital Corporation) and its wholly-owned subsidiary Canola Property Ghana Limited, a Ghanaian limited liability corporation (“CPGL”), collectively “Agricon” or the “Company.” CPGL was incorporated under the laws of Ghana, West Africa on July 5, 2011. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — All of the Company’s business is conducted through CPGL. The Company is in the development stage and its only business activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products. The Company plans to locate and then lease undeveloped land in Ghana, West Africa, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as corn, maize, canola, sunflower, and soya.

CPGL has located and negotiated preliminary terms of a lease for approximately 20,000 acres of land and we expect CPGL to enter into a 50 year lease for the land. We expect to stake, demarcate and survey the land and ready the lease for recording with the Ghana government. CPGL has made no investments to date, but plans to begin clearing and cultivating land once its first lease has been consummated and recorded.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the period from July 5, 2011 (date of inception) through March 31, 2012 are not necessarily indicative of the results that may be expected for the period ending June 30, 2012.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash– The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The balance in Cash consisted of cash reserves held in checking accounts. There were no cash equivalents at March 31, 2012.

Notes Receivable– The Company holds a 10%, secured negotiable promissory note, with a remaining balance of $343,964 at March 31, 2012. The note originated from the sale of Commission River on August 31, 2009. The note requires Commission River to make monthly payments of $10,000. The current portion of the note is $84,882.

Development Stage Company — The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC Topic 914.  Among the disclosures required by ASC 914 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, cash flows and stockholders’ equity disclose activity since the date of the Company’s inception.

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations. There were no gains or losses on foreign currency transactions during the quarter ended March 31, 2012. All material accounts of cash were being held in US dollar accounts at March 31, 2012.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share, where applicable, is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. All potential common shares, totaling 670,000 outstanding options, which could have an anti-dilutive effect on diluted per share loss amounts, are excluded in determining the diluted loss per common share.

Advertising – The company expenses advertising as incurred.  The company has had no advertising since inception.

Recent Accounting Pronouncements –

Comprehensive Income – In June 2011, the FASB issued authoritative guidance regarding the presentation of comprehensive income. This guidance provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements – In May 2011, the FASB issued authoritative guidance regarding fair value measurements. This guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. It also clarifies the FASB’s intent on the application of existing fair value measurement requirements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – RECAPITALIZATION

On March 31, 2012, Agricon and CPGL, and its stockholders, Global Green Capacity Limited and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees. In return, Agricon acquired 100% of the issued and outstanding shares of CPGL stock (the “Share Exchange and Purchase Agreement”). As a result, CPGL became a wholly-owned subsidiary of Agricon. The Share Exchange resulted in a change in control of the Company.

Completion of Share Exchange and Purchase Agreement

The Share Exchange and Purchase Agreement was completed effective as of March 31, 2012. At the closing, the Company agreed to issue an aggregate of 12,000,000 shares of its common stock to CPGL stockholders and designees in exchange for all of the outstanding shares of stock of CPGL resulting in a change of control of the Company. CPGL is now a wholly-owned subsidiary of Agricon and the former CPGL stockholders and designees now own in the aggregate 70% of the outstanding shares of common stock. In conjunction with the share exchange the Company also changed its name to Agricon Global Corporation.

The Effects of the Shares Exchange and Purchase Agreement

For the past two years, Agricon was a non-operating public shell corporation with no significant assets. The CPGL transaction allows us to become an operating company with agricultural activities. We have reached substantial agreement for leasing up to approximately 20,000 acres, in Ghana West Africa, on which we propose to conduct large-scale crop activities focusing particularly on sunflower, soya, maize, corn and canola seed production. We have begun the survey of the land intended to be added to a lease and recorded with the appropriate Ghana government office. Additionally, Agricon has received $500,000 cash under a $1 million private placement of 2,000,000 shares of our common stock for initial working capital to acquire land and begin the operations of clearing and cultivating.

Accounting Treatment

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805, “Business Combinations” and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma consolidated financial statements, CPGL is considered the accounting acquiror in the Share Exchange. Under current accounting guidance Agricon is not a business for purposes of determining whether a business combination would occur upon the acquisition of the outstanding stock of CPGL resulting in CPGL becoming a wholly-owned subsidiary of Agricon. The stockholders and management of CPGL gained operating control of the combined Company after the

Share Exchange. The acquisition will be accounted for as the recapitalization of CPGL since, at the closing of the Share Exchange, Agricon was a non-operating public shell corporation with no significant assets and liabilities. Accordingly, the assets and liabilities and the historical operations that will be reflected in the Company’s condensed consolidated financial statements will be those of CPGL, restated for the effects of the restructured capital structure discussed herein.

The transactions required to accomplish the Share Exchange are recognized as follows: (1) the recapitalization of CPGL by recognizing the Agricon common shares issued in exchange for the CPGL shares in a manner equivalent to a 160 for 1 stock split, and (2) the Agricon common shares that remain outstanding are recognized as the issuance of common shares by CPGL for the assets less liabilities of Agricon at their fair values. The specific transactions and their effects on the unaudited pro forma consolidated financial statements are as set for in Item 9 and the financial statements filed as part of this Current Report on Form 8-K.

NOTE 4– NOTES PAYABLE

Notes payable consists of the following 12% interest bearing notes, issued on June 30, 2011 to its directors, management, and a consultant for accrued fees and salaries, and become due and payable on June 30, 2012:

Note Holder	Amount
ClearWater Law and Governance Group, LLC	$3,783
James U Jensen	7,117
John M Knab	5,500
John D Thomas	6,000
Robert K Bench	24,500
Robyn Farnsworth	15,000
Total	$61,900

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred shares of 400,000 have been authorized with a par value of $0.0001 per share. No shares were issued or outstanding at March 31, 2012.

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share. At March 31, 2012, after the recapitalization described in Note 2, the Company had 17,154,841 common shares outstanding.

On March 6, 2012, pursuant to our board of director’s compensation plan for newly appointed board members, we granted non-qualified options to its two outside directors as follows:

Name	Option Shares	Exercise Price	Years to Exercise
James U Jensen (Chairman)	40,000	$0.50	5
Rene K Mikkelsen	30,000	$0.50	5

The exercise price for these options were based on the same price per share as our $1,000,000 private placement of 2,000,000 shares that is presently being sold in arms length transactions to non-affiliated third parties.

On March 6, 2012 we granted Robert K Bench, our President and Peter Moller, our then CEO, non-qualified options to purchase 600,000 shares and 400,000 shares, respectively, of common stock at an exercise price of $0.50 per share, exercisable for a period of five years. There are a number of restrictions on these options that are required to be met before they become exercisable. The exercise price for these options were based on the same price per share as our $1,000,000 private placement of 2,000,000 shares that is presently being sold in arms length transactions to non-affiliated third parties. Under the terms of a General Release and Separation Agreement effective March 30, 2012, the company has agreed to purchase Mr. Moller’s options for $20,000 after the company completes its next financing, which is expected to be $10 million.

NOTE 6 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. In accordance with ASC Topic 740 – Accounting for Income Tax and ASC Topic 605 - Accounting for Uncertainty in Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for the valuation of this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of a net operating loss carry forward. Management believes that it is more likely than not that the Company will earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company's deferred tax asset as of March 31, 2012 are as follows:

March 31, 2012
Net operating loss carry forward	$68,842
Tax at Statutory rate	35%

Deferred Tax Asset	24,095
Valuation allowance	(24,095)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire in 2032.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts stated in this Part I, Item 2 are presented in thousands, unless stated otherwise.

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material.

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

Business Review

The Company is in the development stage and its only activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products. Assuming the Company can raise adequate capital, we plan to locate and then lease undeveloped land in Ghana, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as corn, maize, canola, sunflower, and soya.

CPGL has located and negotiated preliminary terms of a lease for approximately 20,000 acres of land and we expect CPGL to enter into a 50 year lease for the land. We expect to stake, demarcate and survey the land and ready the lease for recording with the Ghana government. CPGL has made no investments to date, but plans to begin clearing and cultivating land once its first lease has been consummated and recorded.

In order to execute on this strategy, the Company will need significant capital. There is no assurance that the Company will be successful in raising capital and completing its planned acquisition of leases and farming operations.

Summary of Operations

Three months ended March 31, 2012

The Company generated no revenues from operations during the three months ended March 31, 2012.

During the quarter ended March 31, 2012, our activities related to our continued negotiations of a 20,000 acre lease in Ghana on which we plan to begin farming operations.

General and Administrative Expenses

General and administrative expenses were $52,586 for the quarter ended March 31, 2012.

Period from Inception (July 5, 2011) through March 31, 2012

The Company generated no revenues from operations during the period from inception (July 5, 2012) through March 31, 2012. The general and administrative expenses of $103,049 related to its activities in the formation of the Company and its search and negotiation efforts to secure a lease to begin farming and agricultural operations in Ghana.

Liquidity and Capital Resources

As of March 31, 2012, we had cash on hand of $287,439 and total current assets exceeded total current liabilities by $196,710. As of March 31, 2012, we had received subscriptions and cash of $500,000 on the sale of 1,000,000 shares of a proposed private placement of 2,000,000 shares of our common stock. We currently expect to continue the offering until the full number of the offering has been sold or May 31, 2012, whichever comes first. Of the cash received from the private placement, $159,975 was used in payment of liabilities and operating costs of Agricon during the quarter and was therefore included in the elimination entries required for the recapitalization at the time of the transaction, on March 31, 2012, with CPGL.

The company will need further funding to execute its plans to acquire leases and begin farming operations. It presently plans additional rounds of funding in the near future. If we are not able to raise the anticipated funds, the Company may not be able to continue its operations and continue with its business strategy.

For the three months ended March 31, 2012, we used cash in operating activities of $52,586, which consisted of the net loss for the period, and had net cash provided by financing activities of $340,025, which resulted from the issuance of common stock. We also recognized a noncash financing activity of $348,964 related to the recapitalization.

For the period from inception (July 5, 2011) through March 31, 2012, we used cash in operating activities of $103,049, which consisted of the net loss for the period, and had net cash provided by financing activities of $390,488, which resulted from the issuance of common stock for cash and issuance of common stock for services. We also recognized a noncash financing activity of $348,964 related to the recapitalization.

Summary of Material Contractual Commitments

Mr. Peter Moller served as the Company’s CEO from March 6, 2012 through March 30, 2012. On March 6, 2012, Mr. Moller was granted non-qualified options to purchase 400,000 shares of common stock at an exercise price of $0.50 per share, exercisable for a period of five years. Under the terms of a General Release and Separation Agreement effective March 30, 2012, the company agreed to purchase Mr. Moller’s options for $20,000 after the company completes its next financing, which is expected to be $10 million.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at March 31, 2012.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Note 1 – The Company and Basis of Presentation to our condensed consolidated financial statements. Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

We suggest that our Summary of Significant Accounting Policies, as described in Note 1- The Company and Basis of Presentation to our condensed consolidated financial statements in our most recent Annual Report on Form 10-K be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for the put option, other receivables, accounts and notes receivables from related parties, accounts payable to related parties and accrued expenses approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The carrying amount of long-term debt approximates fair value due to the stated interest rates approximating prevailing market rates.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

All dollar amounts stated in this Part II, Item 1 are presented in thousands, unless stated otherwise.

Item 1. Legal Proceedings

The company had no legal proceedings at March 31, 2012.

Item 1A. Risk Factors

During the quarter ended March 31, 2012 there were no material changes in the risk factors previously described in Form 14F-1 filed with the SEC on February 13, 2012.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRICON GLOBAL CORPORATION

Date:	May 16, 2012	By:	/s/ Robert K Bench
Robert K Bench
President, Chief Financial Officer

