Form 10-K
period 2012-06-30
Agricon Global Corp
filed 2012-09-21
CIK 726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-33215

AGRICON GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 East 200 South
Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)

(801) 592-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to 12(g) of the Exchange Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by check mark if whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant is required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

The aggregate number of shares held by non-affiliates of the registrant at June 30, 2012 was 5,021,662. The market value of the common stock held by non-affiliates was $3,766,247, based on the closing bid price for the shares of common stock reported on the NASDAQ OTC Bulletin Board on June 30, 2012. Shares held by each officer, each director and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates.

As of September 14, 2012, the registrant had 17,374,841 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

2

AGRICON GLOBAL CORPORATION

Unless otherwise indicated by the context, references herein to the “Company”, “Agricon”, “we”, our” or “us” means Agricon Global Corporation, a Delaware corporation, and its corporate subsidiaries and predecessors.

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on management’s beliefs and assumptions and on information currently available to our management. For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the products and services we offer, changes in the composition of the products and services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing credit facilities or to obtain additional debt or equity financing, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans, strategies and objectives. Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”) filings.

Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1. Business

Company History

This filing includes the operations and balances of Agricon Global Corporation (formerly BayHill Capital Corporation) and its wholly-owned subsidiary Canola Property Ghana Limited, a Ghanaian limited liability corporation (“CPGL”), collectively “Agricon” or the “Company.” CPGL was incorporated under the laws of Ghana, West Africa on July 5, 2011. All of the Company’s business is conducted through CPGL. The Company is in the development stage and its only business activities to date have been organizing the Company, acquiring all the shares of CPGL and locating appropriate land that might be leased for cultivating and harvesting agricultural products in Ghana through our wholly-owned subsidiary, CPGL.

On March 31, 2012, Agricon and CPGL, and its shareholders, Global Green Capacity Limited and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees. In return, Agricon acquired 100% of the issued and outstanding shares of CPGL stock (the “Share Exchange and Purchase Agreement”). As a result, CPGL became a wholly-owned subsidiary of Agricon. The Share Exchange resulted in a change in control of the Company. CPGL is now a wholly-owned subsidiary of Agricon and the former CPGL stockholders and designees now own in the aggregate 69% of the outstanding shares of common stock of the Company. In conjunction with the share exchange the Company also changed its name to Agricon Global Corporation.

Accounting Effects of the Shares Exchange and Purchase Agreement

Beginning September 1, 2010 and continuing through March 31, 2012, Agricon was a non-operating public shell corporation with no significant assets. The CPGL transaction allowed us to become an operating company with agricultural activities effective March 31, 2012. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805, “Business Combinations”, CPGL is considered the accounting acquiror in the Share Exchange. Under current accounting guidance the Company determined that it was not a business for purposes of determining whether a business combination occurred upon the acquisition of the outstanding stock of CPGL resulting in CPGL becoming a wholly-owned subsidiary of Agricon. The shareholders and management of CPGL gained operating control of the combined Company after the Share Exchange. The acquisition was accounted for as the recapitalization of CPGL since, prior to the closing of the Share Exchange, the Company was a non-operating public shell corporation with no significant assets and liabilities. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of CPGL, restated for the effects of the restructured capital structure.

CPGL has located and is in the process of negotiating terms on three separate agricultural properties. The properties located in the Greater Accra and Central Regions, two of the most populous regions in Ghana. The Company plans to acquire two of the properties as 50 year leases of approximately 20,000 acres and 4,000 acres respectively and to acquire the other property as a lease with option to purchase approximately 8,000 acres. We have completed the land surveys and we are in the process of drafting the lease and purchase documents, which will then be recorded with the Ghana government. CPGL has made no material investments in equipment and infrastructure to date, but plans to begin clearing and cultivating land once its first lease has been consummated and recorded. We believe these properties are suitable for large scale food crop farming and plan to clear, cultivate, plant and produce primarily rotation crops such as corn, maize, canola, sunflower, and soya.

There are four major reasons for our focus in Ghana:

1.	Availability of resources
a.	There is abundant agricultural land and water.
b.	There is a large and capable labor force (English speaking)
c.	There is significant support and funding from world organizations
5

2.	Economics of resources
a.	The climate is amenable to production for up to three crops, rather than one crop per year
b.	Relatively low property costs
c.	Ghana has a substantial in-country demand and good proximity to the world markets
3.	There is a large and growing demand for sustainable food
a.	Ghana population is expected to double by 2050
b.	Much of Ghana’s cereal, animal feed, and meat products are imported
c.	Food demand is outpacing population growth throughout Africa
d.	There is significant world-wide demand for food and food oil products
4.	Government stability and support
a.	Ghana has been the fastest growing economy in Africa for the past 2 years
b.	Ghana currency is closely tied to the US dollar
c.	Ghana has enjoyed government administration changes and free elections for over two decades
d.	There is a 5 year tax holiday for agricultural companies
e.	The Ghanaian government and chieftains are very supportive of agricultural activities.

Agricon will focus on clearing, cultivating, harvesting, and selling three main cash crops in the first few years. The climate is conducive to growing maize (corn), sunflowers, and soya, which can produce two crops without irrigation and three crops with irrigation per year. Each of these food crops has a ready, very large and growing market, both within Ghana and for export to the world-wide market. The properties we plan to lease and acquire, are located within a short distance from Accra, the largest city in Ghana, Cape Coast, another large coastal city, and Tema, a large harbor city with an active port for easy access for shipping to world markets.

In developing its world-wide marketing strategy, Agricon expects that in many cases the more urgent demand and most attractive markets for its agricultural products will be the rapidly growing local Ghanaian market. The Company’s initial focus will be on the local food market in Accra and the surrounding Greater Accra and Central Regions of Ghana, with an overflow ability to provide products to Africa and Europe.

The maize kernels, sunflower and soya oil to be produced will be intended mainly for the food industry and will require the highest possible quality standards. Processed residue from the oil production is a very good source of high protein for animal and fish feed production and can also be applied as organic fertilizer for soil improvement of the farm area.

All three properties we plan to lease have access to the electrical grid in Ghana; however, in addition to the government supply of electricity, to secure a reliable supply of electricity and heat (for drying) to the mill, a co-generation unit running on vegetable oil will be part of a planned future processing facility. Later on the unit can also run on biogas from agricultural and other wastes using a technology co-developed by Schnell Motors. We anticipate the combined results of all these activities will replace imports, improve food security, and create direct and indirect employment.

Besides normal growing of the above mentioned crops, we also plan to plant wind breaks, of about 10 km in length each for a total of about 1,000 hectares. They will be planned with trees giving an output for the farm, there will be planted Jatropha, from which we can press oil that can be used as a substitute for diesel. By growing Jatropha, we expect to cut the cost for buying diesel. Also fruit trees will be planted, to be sold at the local market. The wind breaks will also be used to place bee hives, which will help raising the yield in the food crops, and at the same time give an additional high margin product to market along with the other products.

In addition to access from the Government water canal, connected to the Volta River, there will be made lagoons for water for irrigation. This way we pump the same amount of water year around, to fill up the lagoons. They will at the same time serve as fish ponds, for Tilapia (fish). This side production can possibly create an extra profit center over time. The by-products from the oil pressing process makes a very high protein fish food.

We are a development stage company, operating since July 5, 2011 (our date of inception). Our operations have not generated any revenues through June 30, 2012. In order for us to continue as a going concern, we expect to obtain additional debt or equity financing. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Industry Conditions, Competition and Customers

Competition in Ghana

There are only a few larger scale producers of high quality maize and sunflower in Ghana. The competition for such products comes from the United States of America (“USA”) and Europe for the sunflower products, while South America and more recently the USA is the main competitor for yellow maize. The available cost data of production in Ghana compared to the highly transparent global market prices for these commodities suggest that locally produced products, with similar quality, will be competitive allowing very good margins for our farm operations.

Customers

The demand for maize and food grade oils remains high throughout the world. Ghana imports over 70% of these products and with the high population growth expected over the next 30 years, this demand is expected to increase at an even higher rate. The Company will fill the demand within Ghana and if there are sufficient supplies of products that are not readily marketable in Ghana, the surrounding countries in West Africa will offer a large and growing demand for the food crops the Company expects to produce.

Political situation

The Ghanaian legal system is based on English common law and customary law. In general, a high level of transparency exists, which facilitates the negotiation process when long term lease-holds, like for this project, have to be acquired. Compared to other countries in Africa, Ghana has shown remarkable political stability and power transitions without significant social unrests. This makes Ghana a shining example in West Africa, not only politically, but also economically. The Ghanaian government has no present restrictions on the import or export of agricultural products at present, and the Company expects it will continue to support the free flow of products coming into and being shipped from Ghana. One of the largest exports from Ghana is Cocoa, which is already a very robust industry in the country.

Economic Outlook

The political transition to a democracy has been accompanied by relatively high economic growth (6%) and a more service-based economy. The country is eager to make the agricultural sector more effective and competitive, but not to the detriment of the small scale farmers who are providing food to the country. To slow down rural-urban migration, more advanced (industrial) agricultural practices and local value addition by processing are welcome, and the government is highly supportive and helpful to outside investment in the agricultural sector.

Environmental Compliance

During the ordinary course of business our operations may be subject to a wide variety of environmental laws and regulations. Violations of these laws may result in civil and criminal penalties, fines, injunctions and other sanctions. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the Company. The Company will regularly review its operations and update its compliance policies and procedures relating to environmental regulations and laws. However, environmental laws and regulations are subject to change and may impose increasingly strict requirements and, as such, we cannot estimate the ultimate cost of complying with such laws and regulations.

Foreign Operations

All of our operations, in Ghana, are conducted through our wholly owned Ghanaian subsidiary. Ghana has for many years been one of the leading exporters of diamonds and precious metals. The mining industry has operated successfully with many foreign corporations doing commerce in the free world market. In recent years, Ghana has also been a major exporter of cocoa, one of its leading agricultural products, in which many foreign companies are successfully operating with the full support of the Ghanaian government.

We expect to operate along with the many other international companies doing successful commerce in an already well established business environment.

The local currency is Ghana cedi, which is tied closely with the US dollar. Many transactions are actually transacted in US dollars. We will have both US dollar and Ghana cedi bank accounts. All cash on hand will be maintained in the US dollar account until needed for Ghana cedi transactions, at which time the US dollars will be converted on an as needed basis, thus insuring almost no currency translation gains or losses.

English is the official language in Ghana. With the recent rise in the diamond, precious metals and cocoa industries, there are more and more trained Ghanaians that can be hired and there is an ample supply of capably, trainable human resources for future employees.

The Ghanaian government is very supportive of agricultural expansion by foreign companies that will bring capital, equipment, modern farming methods and technologies. In most cases the government has granted a five to ten year “tax holiday”, no import duty on agricultural equipment, and assistance where needed to obtain agricultural properties.

Employees

As of June 30, 2012, the Company and its subsidiaries had 6 employees, none of which are full time.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items and amendments, thereto with the Commission. We provide free access to these filings, as soon as reasonably practicable after filing, on our Internet web site located at www.agriconglobal.com. In addition, the public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other information regarding issuers like the Company. Information appearing on the Company’s website is not part of any report that it files with the Commission.

Item 1A. Risk Factors

Not required for smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Through our Ghanaian subsidiary, we are in the process of negotiating long-term leases (50 years) on properties located in Ghana. Two of the properties are located about 40 km from Tema, the main sea port harbor in the country, and four to five km from the Volta River. The third property is located to the west of Accra midway between Accra, the capital and largest city in Ghana and Cape Coast, another of the larger cities in Ghana. We believe the properties we plan to lease are in good, serviceable condition and are adequate for our needs. Once leases have been negotiated and executed, these three properties will be cleared so the Company can begin planting its crops. We acquire interests in real property to support our operations. We are not engaged in the business of acquiring real estate for investment purposes.

Item 3. Legal Proceedings

There are no legal proceeding pending or threatened against the Company that management believes would have a material adverse effect on the financial position of the business of the Company.

Item 4. Mine Safety Disclosure

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “AGRC.” The following table presents the high and low bid prices for the fiscal year ended June 30, 2012. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal year ended June 30, 2012	High	Low

Fourth quarter	$1.63	$0.52
Third quarter	$0.85	$0.19
Second quarter	$0.85	$0.18
First quarter	$0.85	$0.45

Holders

As of September 14, 2012 we had approximately 288 shareholders of record holding 17,374,841 shares of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not declared or paid a cash dividend on our common stock. At the present time, our board of directors does not anticipate paying any dividends in the foreseeable future; rather, the board of directors intends to retain earnings that could be distributed, if any, to fund operations and develop our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company is required to measure and recognize compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period.

At a special meeting of our shareholders held on March 31, 2008, our shareholders approved a proposal to adopt our 2008 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on April 23, 2008. Directors, employees, consultants and advisors of Agricon and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Compensation Committee of our Board of Directors. The Stock Incentive Plan will continue until April 23, 2018. A maximum of 300,000 shares of our common stock was made available for issuance under the Stock Incentive Plan. The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock;

(iv) restricted stock units; and (v) performance awards. Our Board of Directors may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan.

On February 10, 2012 a majority of our shareholders approved an amendment to the Stock Incentive Plan to increase the share amount under the plan from 300,000 to 3,300,000. As of June 30, 2012, we had made no awards under the Stock Incentive Plan.

The following table sets forth information regarding our equity compensation plans as of June 30, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	3,300,000
Equity compensation plans not approved by security holders	0	$0	—
Total	0	$0	3,300,000

The Company has issued non-qualified stock options outside of the Stock Incentive Plan to its officers and directors. The following table present information concerning the outstanding non-qualified option awards to the indicated persons as of June 30, 2012.

Name and Principal Position	Number of Options Exercisable	Number of Options Unexercisabl	Option Exercise Price ($/Proteus Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, Other Rights That Have Not Vested (#)

Bob Bench President and CFO	200,000	400,000	$0.50	3/06/17	400,000	$300,000	—

Lars Nielsen VP and COO	—	300,000	$0.50	6/19/15	300,000	$225,000	—

Stephen Abu VP of Corporate Development	—	300,000	$0.50	6/19/15	300,000	$225,000	—

James Jensen Director	10,000	30,000	$0.50	3/06/17	30,000	$22,500	—

Rene Mikkelsen Director	7,500	22,500	$0.50	3/06/17	22,500	$16,875	—

Soren Jonassen Director	7,500	22,500	$0.50	5/09/17	22,500	$16,875	—

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Recent Sales of Unregistered Securities

The Company issued 120,000 shares during the quarter ended June 30, 2012. During the year ended June 30, 2012 the Company conducted a private placement offering to a limited number of foreign investors under which the Company issued a total of 1,120,000 shares at a price of fifty cents ($0.50) per share. The Company also received subscriptions for 100,000 shares during the period ended June 30, 2012, for which it received the cash payment in July 2012. The Company relied on the statutory exemption from registration found in section 4.2 of the Securities Act and comparable Utah state provisions and the provisions of Regulation S for offerings to non-US persons. All purchasers would have qualified as accredited investors to the extent that the offering was conducted under Regulation D. All of the shares were issued for cash.

Additionally, the Company issued the 12 million shares to the shareholders of CPGL under the Share Exchange Agreement as described elsewhere herein.

Issuer Purchases of Equity Securities

Neither the Company nor any affiliated entity purchased any of our equity securities during the year ended June 30, 2012.

Item 6. Selected Financial Data

As a smaller reporting company, as defined in Rule Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal year ended June 30, 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

2012 Summary

All of the Company’s business is conducted through CPGL. The Company is in the development stage and its only activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products. The Company plans to locate and then lease undeveloped land, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as corn, maize, canola, sunflower, and soya.

CPGL has located and is in the process of negotiating terms on three separate properties. Two of the properties are 50 years leases of approximately 20,000 acres and 4,000 acres respectively and the other property is lease to purchase of approximately 8,000 acres. We have completed the land surveys and in the process of drafting the lease and purchase documents, which will then be recorded with the Ghana government. CPGL has made no investments in land clearing, lease payments, equipment and infrastructure to date, but plans to begin clearing and cultivating land once its first lease has been consummated and recorded. We believe these properties are suitable for large scale food crop farming and plan to plant and produce primarily rotation crops such as corn, maize, canola, sunflower, and soya.

Results of Operations

The Company’s operations include the operations of CPGL from July 5, 2011 (date of inception) through June 30, 2012 and the operations of Agricon from March 31, 2012 (date of the reverse merger) through June 30, 2012. Since CPGL was not organized until the current fiscal year, there are no comparable periods for the statements of operations and cash flows.

The Company had a loss from operations of $627,942, which consisted of revenues of $0, selling, general and administrative expenses of $281,975 and costs relating to finding appropriate properties of $345,967.

The Company anticipates planting and harvesting its first crops in the fiscal year ended June 30, 2013, during which period, it will begin generating revenue.

General and administrative expenses consist mainly of executive compensation, consulting, legal and accounting fees. These expenses are expected to increase as the Company grows.

Most of management’s time and expenses are related to finding appropriate properties for agricultural use. Now that the Company has located three potential leases, the lease acquisition costs are expected to increase in future periods.

Liquidity and Capital Resources

Cash flows from the issuances of common stock for cash, were sufficient to meet our working capital requirements for the period from July 5, 2011 (date of inception) through June 30, 2012, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $623,538 in losses from continuing operations, and we used $551,483 in cash for operations for the period ended June 30, 2012. Net cash used in investing activities was $1,609. Net cash generated from financing activities for the period ended June 30, 2012 was $555,095.  As of June 30, 2012, our current liabilities of $306,569 exceeded our current assets of $148,448 by $158,121. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We had non-cash investing and financing activities of $348,964 related to the recapitalization in connection with the reverse merger and $50,000 for stock subscription receivables as of June 30, 2012. The $50,000 was collected during July 2012.

Summary of Material Contractual Commitments

The Company has not entered into any material contractual commitments as of June 30, 2012.

Off-Balance Sheet Financing Arrangements

The Company has no off-balance sheet financing arrangements as of June 30, 2012

New Accounting Standards

For details of applicable new accounting standards, please, refer to Note 1 to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

We suggest that the Summary of Significant Accounting Policies, as described in Note 1 of our Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with accompanying footnotes, and the report of our independent registered public accounting firm, are set forth below.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EKS&H
EHRHARDT · KEEFE
STEINER · HOTTMAN PC
CERTIFIED PUBLIC ACCOUNTANTS AND ADVISORS

7979 E. Tufts Avenue, Suite 400
Denver, Colorado 80237-2843
P: 303-740-9400 F: 303-740-9009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Agricon Global Corporation
South Jordan, Utah

We have audited the accompanying consolidated balance sheets of Agricon Global Corporation and Subsidiary (the "Company") (a development stage company) as of June 30, 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from inception (July 5, 2011) through June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agricon Global Corporation and Subsidiary as of June 30, 2012, and the results of their operations and their cash flows for the period from inception (July 5, 2011) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ehrhardt Keefe Steiner + Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

September 14, 2012
Denver, Colorado

· DENVER · FORT COLLINS · BOULDER ·
www.EKSH.com

AGRICON GLOBAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

June 30,
2012
ASSETS
Current Assets
Cash	$5,221
Subscriptions receivable	50,000
Notes receivable, current portion	93,227
Total current assets	148,448
Equipment	24,884
Notes receivable, net of current portion	227,462
Total Assets	$400,794
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$166,551
Accrued liabilities	78,118
Unsecured notes payable, related parties	61,900
Total current liabilities	306,569
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding at June 30, 2012	—
Common stock $.0001 par value, 100,000,000 shares authorized;
17,374,841 shares issued and outstanding at June 30, 2012	1,737
Additional paid-in capital	716,026
Deficit accumulated during development stage	(623,538)
Total stockholders' equity	94,225
Total Liabilities and Stockholders' Equity	$400,794

The accompanying notes are an integral part of these consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from Inception (July 5, 2011) through
June 30, 2012
Operating Expenses:
Selling, general and administrative	$(281,975)
Lease acquisition costs	(345,967)
Total Operating Expenses	(627,942)

Loss from Operations	(627,942)

Other Income and Expense:
Other income	—
Interest income	6,725
Interest expense	(2,321)
Total Other Income, net	4,404

Net Loss	$(623,538)

Basic and diluted loss per common share	$(0.08)

Basic and diluted weighted average number of common shares outstanding	7,461,855

The accompanying notes are an integral part of these consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares Amount		Shares	Amount	Capital	Stage		Total
Balance at July 5, 2011 (Date of Inception)	—	$—	4,154,841	$415	$17,893,908	—	$17,621,882	$272,441
Issuance of stock for acquisition of CPGL
in share exchange	—	—	12,000,000	1,200	(1,200)	—		—
Issuance of stock for services in stock
acquisition of CPGL	—	—	—	—	50,463			50,463
Elimination of accumulated deficit of Agricon
in recapitalization of equity	—	—	—	—	(17,885,945)	17,885,945		—
Issuance of stock for cash	—	—	1,220,000	122	609,878	—		610,000
Share-based compensation from issuance of options	—	—	—	—	48,922	—		48,922
Net loss of Agricon prior to recapitalization of equity	—	—	—	—	—	(264,063)		(264,063)
Net loss	—	—	—	—	—	(623,538)		(623,538)
Balance at June 30, 2012	—	$—	17,374,841	$1,737	$716,026	—	$623,538	$94,225

The accompanying notes are an integral part of these consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period
from Inception
(July 5, 2011)
through
June 30, 2012
Cash Flows From Operating Activities
Net loss	$(623,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	48,922
Common stock issued for services	50,463
Changes in operating assets and liabilities:
Prepaid expenses	5,000
Accounts payable	60,445
Accrued liabilities	(94,462)
Net Cash Used in Operating Activities	(553,170)
Cash Flows From Investing Activities
Principal payments on notes receivable	23,275
Purchase of equipment	(24,884)
Net Cash Used in Investing Activities	(1,609)
Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	560,000
Net Cash Provided by Financing Activities	560,000
Effect of Exchange Rate on Cash	—
Net Increase in Cash and Cash Equivalents	5,221
Cash at Beginning of Period	—
Cash at End of Period	$5,221
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—
Noncash Investing and Financing activities:
The Company issued 12,000,000 shares of its Common Stock for all of the
issued and outstanding stock of CPGL (see Note 5 - Recapitalization)	$50,463
Recapitalization	$348,964
Subscription receivable	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation (formerly BayHill Capital Corporation) and its wholly-owned subsidiary Canola Properties Ghana Limited, a Ghanaian limited liability corporation (“CPGL”), collectively “Agricon” or the “Company.” CPGL was incorporated under the laws of Ghana, West Africa on July 5, 2011. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations —All of the Company’s business is conducted through CPGL. The Company is in the development stage and its only activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products. The Company plans to locate and then lease undeveloped land, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as corn, maize, canola, sunflower, and soya.

CPGL has located and negotiated preliminary non-binding terms of three leases for approximately 32,000 acres of land and we expect CPGL to enter into 50 year leases for the land. We expect to stake, demarcate and survey the land and ready the lease for recording with the Ghana government. CPGL has made no investments to date other than the costs and expenses relating to finding and surveying the lands, but plans to begin clearing and cultivating land once its first lease has been consummated and recorded.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations of $623,538 for the period ended June 30, 2012 and has an accumulated deficit of $623,538 at June 30, 2012.  The Company also used cash in operating activities of $551,483 during the period ended June 30, 2012.  At June 30, 2012, the Company has negative working capital of $158,121.  The Company is in default on Notes Payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order for us to continue as a going concern, we expect to obtain additional debt or equity financing. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business Condition –The Company only recently commenced its new agricultural business in Ghana.  Management plans to meet its cash needs through various means including raising additional capital through equity sales, securing debt financing and developing the current business model.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 2—Going Concern).

Cash–The balance in Cash consists of cash reserves held in checking accounts.

Agricultural Land and Lease Acquisition Costs–The Company expenses all costs relating to land and lease acquisition activities until the actual acquisition or until the lease has been executed. The land purchase price is then capitalized and valuated periodically for any valuation allowance required. Lease payments are capitalized and amortized over the appropriate lease period. Costs of land clearing and preparation are expensed as incurred.

Income Taxes – The Company accounts for income taxes pursuant to ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. We recognize deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There is no interest or penalties recognized in the statement of operations or accrued as of June 30, 2012. Tax years that remain subject to examination include 2009 through the current year. See further discussion and disclosures in Note 9.

Equipment – Equipment is stated at cost less accumulated depreciation. At the time equipment is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to operations. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred.

Depreciation of property and equipment is calculated using the straight-line method. No depreciation was recorded during the period ended June 30, 2012 since the equipment was acquired during the fourth quarter and has not yet been placed in service.

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

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations. There were no foreign currency translation adjustments or transactions resulting in gains or losses during the period from inception to June 30, 2012.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially dilutive issuable common shares. There were 1,300,000 shares relating to granted, but unexercised options that were excluded from the calculation of net loss per common share calculation.

Share-Based Compensation – The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a lattice model that values the options based on probability weighted projections of the various potential outcomes. The intrinsic value, stock performance, stock volatility, vesting or exercise factors, and forfeiture variables, are all considerations under this model.

Subsequent Events – The Company has evaluated the accompanying financial statements for subsequent events through the date of filing this report.

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

NOTE 4 – NOTES RECEIVABLE

On August 31, 2010, BayHill Capital Corporation sold its wholly owned subsidiary, Commission River Corporation. As part of the payment for the sale, BayHill Capital Corporation was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014, when the remaining principal balance of the note is due. The note is secured by all of the assets of Commission River Corporation. As of June 30, 2012, the note was current and has a remaining principal balance of $320,689, of which $93,227 is classified as “Notes receivable, current portion”, on the balance sheet.

NOTE 5 – RECAPITALIZATION

On March 31, 2012, Agricon, formerly BayHill Capital Corporation, and CPGL, and CPGL’s shareholders, Global Green Capacity Limited and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees, in return for 100% of the 75,000 issued and outstanding shares of CPGL stock (the “Share Exchange”). As a result, CPGL became a wholly-owned subsidiary of Agricon, and for accounting purposes, Agricon began operations on July 5, 2011 (date of inception of CPGL), as reflected in the Consolidated Financial Statements. The Share Exchange resulted in a change in control of the Company. The former CPGL stockholders, and designees, now own in the aggregate 69% of the outstanding shares of the Company’s common stock. In conjunction with the share exchange the Company changed its name from BayHill Capital Corporation to Agricon Global Corporation.

As one of the requirements of the Share Exchange, Agricon was required to raise a minimum of $600,000 through the sale of its common stock. As of June 30, 2012, Agricon had received $560,000 in cash, and subscriptions for an additional $50,000 under a $610,000 private placement of 1,220,000 shares of our common stock for initial working capital to acquire land and begin the operations of clearing and cultivating.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805, “Business Combinations”, CPGL is considered the accounting acquiror in the Share Exchange. Under current accounting guidance Agricon is not a business for purposes of determining whether a business combination would occur upon the acquisition of the outstanding stock of CPGL. The acquisition was accounted for as the recapitalization of CPGL since, at the closing of the Share Exchange, Agricon was a non-operating public shell corporation with no significant assets and liabilities. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of CPGL, restated for the effects of the capital restructure.

The accounting transactions required to accomplish the Share Exchange are recognized as follows: (1) the recapitalization of CPGL by recognizing the Agricon common shares issued in exchange for the CPGL shares in a manner equivalent to a 160 for 1 stock split, and (2) the Agricon common shares that remain outstanding are recognized as the issuance of common shares by CPGL—as the acquirer for accounting purposes-for the assets less liabilities of BayHill Capital Corporation, the predecessor to Agricon, are recorded at fair value which approximates the book value.

NOTE 6– USECURRED NOTES PAYABLE TO RELATED PARTIES

The unsecured notes payable to present and past affiliates of the Company are related to legal fees, director fees, and unpaid salaries that were converted into 12% notes payable with a maturity date of June 30, 2012. The notes were not paid at maturity, therefore the interest rate increased to 18% per annum. These notes consist of the following:

Note Holder	Amount
ClearWater Law and Governance Group, LLC	$3,783
James U Jensen	7,117
John M Knab	5,500
John D Thomas	6,000
Robert K Bench	24,500
Robyn Farnsworth	15,000
Total	$61,900

The Company is default on the Notes and is now accruing interest at 18% per annum. No affiliate has demanded payment.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share. At June 30, 2012, after the recapitalization described in Note 5, the Company had 17,374,841 common shares outstanding.

Preferred shares of 400,000 with a par value of $0.0001 have been authorized and no shares are issued or outstanding at June 30, 2012.

The Company conducted a private placement offering to a limited number of foreign investors under which the Company had issued a total of 1,120,000 shares, of its common stock, at a price of fifty cents ($0.50) per share during the period ending June 30, 2012. The Company further received new subscriptions, under the private placement offering, for 100,000 shares as of June 30, 2012, for which the company received $50,000 cash in July 2012.

The Company issued 75,000 shares of its common stock, to two shareholders, for services relating to administrative and organizational costs totaling $50,463. The 75,000 shares were exchanged for 12,000,000 shares in the Share Exchange Agreement. See Note 5 - Recapitalization.

NOTE 8 – STOCK OPTIONS

As part of our board of director’s compensation plan, we granted non-qualified options to our three outside directors, during the period ended June 30, 2012, as follows:

Name	Grant Date	Option Shares	Exercise Price	Years to Exercise
James Jensen	March 6, 2012	40,000	$0.50	5
Rene Mikkelsen	March 6, 2012	30,000	$0.50	5
Soren Jonassen	May 9, 2012	30,000	$0.50	5

The exercise price, $0.50 per share, for these options were based on the same price per share as our $610,000 private placement of 1,220,000 shares that were sold in arms-length transactions to non-affiliated third parties. These non-qualified options have a vesting schedule with the following major vesting components: 25% vest on July 1, 2012, 3% vest on the last day of each calendar quarter thereafter, accelerated vesting occurs upon the following events: 50% upon the Company closing one or more rounds of financing of $7 million or more, 25% on the last day of each quarter that the Company’s common stock trades, for a three month rolling average, above $1.50 per share, and 25% for each 5,000 hectares of property put into production.

As part of our compensation plan, we granted non-qualified options to management, during the period ended June 30, 2012, as follows:

Name	Grant Date	Option Shares	Exercise Price	Years to Exercise
Peter Moeller	March 6, 2012	400,000	$0.50	5
Robert Bench	March 6, 2012	600,000	$0.50	5
Lars Nielsen	June 19, 2012	300,000	$0.50	3
Stephen Abu	June 19, 2012	300,000	$0.50	3

On March 6, 2012, we granted Robert K Bench, our President non-qualified options to purchase 600,000 shares of common stock at an exercise price of $0.50 per share, exercisable for a period of five years. Of these options, 200,000 vested upon the completion of the Share Exchange on March 31, 2012.

On June 19, 2012, we granted Lars Nielsen, our COO, and Stephen Abu, our Vice President Corporate Development, non-qualified options to purchase 300,000 shares each of common stock at an exercise price of $0.50 per share, exercisable for a period of three years. There are a number of restrictions on these options that are required to be met before they become exercisable. The exercise price for these non-qualified options was based on the same price per share as our $610,000 private placement of 1,220,000 shares sold in arms-length transactions to non-affiliated third parties. The remainder of these 1,000,000 non-qualified options, (Bench—400,000; Nielsen—300,000; and Abu—300,000) have a vesting schedule with the following major vesting components: no options vest until the Company has raised at least $7 million in one or more rounds of funding, at which time 50% of the options vest, 25% vest on the last day of each quarter that the Company’s common stock trades, for a three month rolling average, above $1.50 per share, and 25% for each 5,000 hectares of property put into production.

On March 31, 2012, Peter Moeller’s position as CEO of the Company was terminated and his options to purchase 400,000 common shares were forfeited.

A summary of the status of the non-qualified stock options at June 30, 2012 and changes since inception (July 5, 2011) are as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 5, 2012 (date of inception)	0	$—		$—
Granted	1,700,000	0.50
Exercised	0	—
Expired	(400,000)	0.50
Outstanding at June 30, 2012	1,300,000	$0.50	4.08	$325,000
Exercisable at June 30, 2012	225,000	$0.50	4.08	$56,250

The fair value of the stock option grants is estimated on the date of grant using a lattice based option pricing model in accordance with proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard No. ASC 718 for Share-based Payments.  The Company granted 1,700,000 options during the period from July 5, 2011 (date of inception) through June 30, 2012, of which 400,000 options were forfeited.  The aggregate fair value at the time the options were granted will be amortized over the five year life of the options and expensed as share-based compensation in the Company’s Statement of Operations.

Share-based compensation from all sources recorded during the period ended June 30, 2012 was $48,922, and is reported as general and administrative expense in the accompanying consolidated statements of operations.  As of June 30, 2012, there is $144,025 of unrecognized compensation cost related to stock-based payments that will be recognized over a period of 4.5 years.

At a special meeting of our shareholders held on March 31, 2008, our shareholders approved a proposal to adopt our 2008 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on April 23, 2008. Directors, employees, consultants and advisors of Agricon and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Compensation Committee of our Board of Directors. The Stock Incentive Plan will continue until April 23, 2018. A maximum of

300,000 shares of our common stock was made available for issuance under the Stock Incentive Plan. The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards. Our Board of Directors may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan.

On February 10, 2012 a majority of our shareholders approved an amendment to the Stock Incentive Plan to increase the share amount under the plan from 300,000 to 3,300,000. As of June 30, 2012, we had made no awards under the Stock Incentive Plan.

NOTE 9 – INCOME TAXES

Operating losses for the year ended June 30, 2012, relating to domestic operations was $227,171 and relating to foreign operations was $396,367.

We had approximately $805,393 of net operating loss carry forwards as of June 30, 2012, which is comprised of $204,668 of U.S. federal and $204,568 state net operating losses which expire in varying amounts beginning 2032, if unused. The Company also has net operating losses related to its Ghana operations of $396,157 which will expire in 2018, however, there is a tax holiday for our agriculture operations in Ghana and therefore there is no future tax benefit for the losses.

As discussed in Note 5 to these consolidated financial statements, a change in our ownership of more than 50% occurred during the year ended June 30, 2012. The annual utilization of the net operating carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws. As a result the provisions of Section 382 caused $6,092,247 of prior net operating losses to become permanently restricted.

The temporary differences and carry forwards which give rise to the deferred income tax asset as of June 30, 2012 are as follows:

Accrued compensation	$23,089
Issuance of Non-qualified stock options	18,248
Other	3,767
Net operating loss carry forwards	76,338
Valuation allowance	(121,442)
Net long-term deferred tax asset	$—

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:

Income tax benefit at the statutory rate	$(212,002
State income taxes, net of federal benefit	(7,598)
Foreign rate differential	134,764
Change in valuation allowance	(2,200,026)
Section 382 NOL limitation	2,284,862
Deferred income tax benefit	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, who is also our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) and based upon this evaluation, and the engagement of a qualified outside third party review of our controls and procedures, concluded that as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Since our President and Chief Financial Officer is the same person, our board of directors has engaged a qualified outside third party to participate in the review of our controls and procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the our internal control over financial based on framework set forth by Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of June 30, 2012, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Attestation Report of Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors is responsible for the overall management of the company and appoints the executive officers who are responsible for administering our day-to-day operations. Our executive officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The following table identifies our directors and officers as of June 30, 2012.

Name	Age	Position
Robert K. Bench	63	President, Chief Financial Officer and Director
Lars Nielsen	44	Chief Operating Officer
Stephen Abu	39	Vice President Corporate Development
James U. Jensen	68	Director, Chairman
Rene Dyhring Mikkelsen	46	Director
Soren Jonassen	46	Director

Robert K. Bench, age 63, has served as our President and Chief Executive Officer since October 2007 and as a member of our board of directors since December 2007. Mr. Bench was a founder and since April 1999 has been a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”). From January 2005 until April 2007, he also served as the Chief Financial Officer of Innuity, Inc. (INNU), software as a service company that delivers applications for small business. From November 2000 until August 2004, he also served as Chief Financial Officer of The SCO Group (SCOX), a developer and marketer of software applications and operating systems. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

Lars Nielsen, age 44, was educated as farm manager, and served as such for over 10 years. At the same time, and after he was involved in farm start-ups in mainly Eastern Europe, at a time where these countries was developing. The main focus was primary setup of machinery, equipment and agriculture crop rotation. The past 11 years he has been in distribution of GPS equipment and agriculture machinery, with his own dealerships for these and other products. He is also a partner in Africa Turnkey Aps, which the company will engage in a strategic alliance for the joint purchasing and logistics of setting up the farming operations.

Stephen Abu, age 39, has experience establishing businesses and creating opportunities in Ghana and the West African Sub-Region. Stephen was born and raised in Ghana, residing there until 1996. From 1996 to 1998 he served a church mission in Nigeria. Upon his return to Ghana, Stephen attended Kwame Nkrumah University of Science and Technology, Kumasi where he studied Land Economy. He then transferred to Utah State University in the United States, graduating in 2004 with a Business Marketing degree. For several years in Ghana he has worked coordinating, representing and partnering and sponsoring business establishments in Ghana. He established Ghana Journeys Limited a car rental company targeted towards meeting the comfort and safety expectations of Western clientele traveling in Ghana; Fresh Harvest Farms (farming vegetables and later high-yielding cocoa); Boafo Mines Limited, and West African Heavy Equipment. He facilitated all land purchases for the farm, mining activities, and workshop site for the equipment company, and oversaw port clearance of units of imported machinery, vehicles and containers, as well as transport to the appropriate work sites. Stephen worked with legal teams and other necessary professionals to secure mining licenses, work permits for foreign employees and all legal permits for the group’s operations in Ghana.

James U. Jensen, age 68, has served as the Chairman of our board of directors since December 2007. Mr. Jensen currently is the Managing Member and Chief Executive Officer of ClearWater Law & Governance Group, LLC and has a private law practice. He also serves as the Independent Board Chairman for the Wasatch Funds; a family of 18 mutual funds managed by Wasatch Advisors, Inc., and has served as a director of Wasatch Funds since they were organized in 1990. Recently Mr. Jensen joined as an independent director on the board of the mutual fund, Northern Lights Fund Trust III. Mr. Jensen is an outside director at the University of Utah Research Foundation and is a director of the Utah Chapter of the National Association of Corporate Directors. From 1986 to 2001, Mr. Jensen served as a director, and from 1991 to 2004 as Vice President, General Counsel, and Secretary, of NPS Pharmaceuticals, Inc., a public biotechnology company. He currently serves as the Court appointed Distribution Agent in the matter of SEC v. Wolfsen in the United States District Court for the Northern District of Utah. He graduated from the University of Utah, served a Fulbright Grant in Mexico and received his J.D. and M.B.A. degrees from Columbia University. He was a law clerk to Judge David T. Lewis, the Chief Judge of the 10th Circuit U.S. Court of Appeals.

Rene Dyhring Mikkelsen, age 46, has served as Chief Financial Officer of Ganni since May 2008 and as a Director since July 2010, and he has served as Chief Financial Officer of Global Green Capacity since January 2009. Mr. Mikkelsen is an experienced professional with over 20 years in various senior management and executive positions in start-up enterprises and public companies. He has served both Arthur Andersen and A.T. Kearney, where he has assisted a number of companies in their early start-up years and completed several initial public offerings. Mr. Mikkelsen was a founder and Managing Partner of Oryx Invest Venture Capital, a combined consulting and venture capital group focused on assisting start-ups and early stage companies, a position he held from 1999 until 2004. Mr. Mikkelsen served as Investment Consultant to MiFactory Venture Capital in Chile, Argentina and Brazil during the period from 2004 to 2007, a leading LatAm venture capital company focusing on IT and Telco investments – he was responsible for investments in US/EU based technologies. In addition, Mr. Mikkelsen has served as a director of private and public companies and has assisted both private and public companies raise over $100 million for start-up and growth capital through private, public, and venture offerings. He has been responsible for a number of business combinations and successfully reorganized several financially distressed companies. He has spent several years on international assignments in EU/US and in emerging markets like the former Eastern Europe, China and LatAm. Mr. Mikkelsen has been a co-founder and is a private investor in a number of private and small public companies. His background includes Financial Services, Internet Technology, Retail, Venture Capital, Manufacturing and Agri Investments. Mr. Mikkelsen holds a Master Degree in Accounting, Auditing & Finance as well as an Executive MBA in General Management & Strategy.

Soren Jonassen, age 46, Mr. Jonassen is an experienced professional with over 25 years in audit profession in Denmark. He was appointed as certified public accountant in 1996 and served as audit manager in Arthur Andersen until 1996 and has been serving as audit partner in Crowe Horwath Denmark since 1996. Mr. Jonassen is a CPA and holds a degree of master in business economy from Copenhagen Business School. Mr. Jonassen has served as CEO of Crowe Horwath where he was also International liaison partner establishing a professional world-wide network. During his professional work he has assisted start-ups and a large number of small to midsized companies, including assisting with IPO’s in Denmark and USA. Mr. Jonassen has specialized in IFRS public reporting and conversion process. He has been an adviser in large M&A transactions, and has been co-founder of a number of private companies in Denmark in a number of different sectors.

As of the date hereof, we have no other significant employees and do not anticipate adding any key employees other than our executive officers identified above. Employees will be added as operations require and consistent with our ability to finance such operations.

There are no family relationships among our directors, our executive officers, or persons to become our directors or our executive officers following the Share Exchange.

Except as discussed above, to our knowledge, there have been no events under any bankruptcy act, criminal proceedings and no federal or state judicial or administrative orders, judgments, decrees or findings, no violations of any federal or state securities laws, and no violation of any federal commodities law material to the evaluation of the ability and integrity of any director (existing or proposed), executive officer (existing or proposed), promoter or control person of the Company during the past 10 years.

To our knowledge, there are no material proceedings to which any director (existing or proposed), officer (existing or proposed), affiliate of the Company, any holder of 5% or more of our currently outstanding common stock, any associate of any such director or officer, or any affiliate of such security holder that is adverse to us or has a material interest adverse to us. There are no family relationships among any of the officers and directors.

Corporate Governance

Leadership Structure

Our board of directors has appointed Mr. James U Jensen as its chairman. Our board of directors has determined that its leadership structure is appropriate and effective for the Company.

Board Committees

Our Board of Directors has standing Audit and Compensation Committees. To date, our Board of Directors has not established a Nominating or Governance Committee, in part because our Board of Directors believes that, at this stage of our development, all of our directors should be actively involved in the matters which would be addressed by such a committee. We may, in the future, establish a Nominating or Governance Committee. We believe each of the directors serving on our Audit and Compensation Committees is an independent director pursuant to NASD Rule 4200(a) (15) and that each of the directors serving on the Compensation Committee is an “independent director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Audit Committee. Rene Dyhring Mikkelsen, Soren Jonassen, and James U. Jensen serve as members of the Audit Committee, with Mr. Mikkelsen serving as Chair. Our Board of Directors has determined that Mr. Mikkelsen satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of any internal audit function that we may adopt and oversee our independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.agriconglobal.com. Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole.

Compensation Committee. Soren Jonassen, Rene Dyhring Mikkelsen, and James U. Jensen serve as members of the Compensation Committee of our Board of Directors, with Mr. Jonassen serving as Chair. The functions of our Compensation Committee are primarily to: (a) to oversee the discharge the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company’s website, www.agriconglobal.com.

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

Code of Ethics

On May 12, 2008, our Board of Directors adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics is designed to deter wrongdoing by our employees and to promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics is applicable to all of our employees, as well as employees of our subsidiaries, including our principal executive officer and principal financial officer. A copy of the Code of Ethics was previously filed with the SEC and is posted on the Company’s website, www.agriconglobal.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock. Directors and officers are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that, during fiscal 2012, all filing requirements applicable to our directors, executive officer and persons owning more than 10% of our common stock were met on a timely basis, except that James U. Jensen filed late a form 4 reporting the gift on or about September 2011 to two adult children of a total of 72,435shares of restricted securities of the Company

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Transactions with Related Persons; Promoters and Certain Control Persons; Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the year ended June 30, 2012. No other executive officers received total annual compensation in excess of $100,000.

Person	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Comp ($)	All Other Comp. ($)	Total ($)

Robert K. Bench (1)	2012	$70,000	—	—	$42,042	—	—	$112,042

(1)	Mr. Bench has served as Agricon‘s President since October 2008 and Chief Financial Officer since November 30, 2008.

Employment Agreements

Robert Bench. Mr. Bench has agreed to serve as Agricon’s President and Chief Financial Officer on a part-time basis. He will be required to provide a minimum of 86 hours of service per month. He will receive a monthly salary of $10,000 per month until additional financial resources are available.

Beginning July 1, 2012, Mr. Lars Nielson and Mr. Stephen Abu have agreed to serve, on a part-time basis, as Agricon’s Chief Operating Officer and Vice President of Corporate Development respectively. Mr. Nielsen will be paid a monthly salary of $10,000 per month for at least 75% of his time and Mr. Abu will be paid a monthly salary of $6,000 per month for up to 60% of his time.

Prior to the closing of the Share Exchange, the Agricon board of directors appointed Peter Brincker Moller, as its chief executive officer and to the Agricon board of directors effective March 6, 2012. Mr. Moller resigned those positions as described elsewhere herein on or about March 31, 2012.

Outstanding Equity Awards at June 30, 2012

On March 6, 2012, the board of directors approved and granted to Mr. Bench and to Peter Brincker Moller non-qualified options to purchase 600,000 shares and 400,000 shares, respectively, of its common stock, at an exercise price of $0.50 per share, being the price used in the marketplace for the Company’s then active private placement. On June 19, 2012, the board of directors approved and granted to Mr. Nielsen and Mr. Abu non-qualified options to purchase 300,000 shares each, at an exercise price of $0.50 per share. These options expire if not exercised in five years and are subject to vesting. One significant vesting event was the completion of the Share Exchange transaction that caused a vesting of 200,000 share options granted to Mr. Bench, but the raising of additional equity capital remains is also an important vesting event. Mr. Moller and the Company agreed on his resignation of all positions with the Company effective March 31, 2012 and his options to purchase 400,000 common shares were forfeited.

Compensation of Directors

On March 6, 2012 Agricon adopted a compensation plan for its non-management Board members. Compensation includes cash and non-cash components. The cash component is based on attendance at Board meetings in accordance with the following table:

	Quarterly	Face to Face Mtg.
Board Chairman	$4,000	$1,500	$750
Board Member	$3,000	$1,000	$500
Committee Chair		$500	$250
Committee Member		$400	$200

In addition, non-management Board members receive stock option grants in accordance with the following table:

	Upon Election (1)	Annual Refresh (2)
Board Chairman	40,000 options	7,000 options
Board Member	30,000 options	6,000 options
(1)	One time grant at time of election or reappointment to the board. Options to be priced at the 5-day volume weighted average price (“VWAP”) prior to the date of election

.

(2)	Shares to be granted each year when the board member is re-elected at the Company’s annual shareholder meeting. Options to be priced at the 5-day VWAP prior to the date of shareholder meeting.

The following table provides information regarding the compensation of, and fees paid to, our directors for the fiscal year ended June 30, 2012:

Director Compensation Table
Name	Cash Payments	Common Stock Shares	Common Stock Value	Notes Payable	Total
James U. Jensen	$4,000	—	$—	$—	$4,000
John M. Knab	$2,000	—	$—	$—	$2,000
John D. Thomas	$2,000	—	$—	$—	$2,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned by the following persons or groups (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our executive officers and directors and (iii) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In determining the percentages, the following table assumes 17,374,841 shares of our common stock are issued and outstanding plus 230,000 of options are exercisable on, or within 30 days of, June 30, 2012, for a total of 17,604,841 shares. Certain purchasers under the Share Exchange Agreement have arranged for issuance in the names of members, affiliates, or shareholders of such purchasers.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percentage of Class of Common Stock
Invest In Ghana Co. Limited Madina-Abokobi-Zion City PO Box SK 650, Accra, Ghana	2,000,000	11.36%

Africa Agriculture B.V. Laan Copes van Cattenburch 52 2585 GB Den Haag, Netherlands	5,793,168	32.90%

Margreen Holdings Limited 50 Town Range Gibraltar	2,111,584	11.99%

Magcor Ghana Limited 1717 G3 A Street Edmonton, Alberta Canada T6X 3C3	1,000,000	5.68%

Robert K. Bench, President 25 East 200 South Lehi, Utah 84043	1,191,852(2)(5)	6.77%

Lars Nielsen, Chief Operating Officer 25 East 200 South Lehi, Utah 84043	-- (5)	0.00%

Stephen Abu, Vice President 25 East 200 South Lehi, Utah 84043	-- (5)	0.00%

James U. Jensen 25 East 200 South Lehi, Utah 84043	466,575(3)	2.65%

Soren Jonassen Hvedevej 4 2765 Smorum, Denmark	10,000(4)	0.06%

Rene Dyring Mikkelsen Classensgade 5 3. tv DK-2100 Copenhagen, Denmark	10,000(4)	0.06%

All current executive officers and directors as a group (6 persons)	1,678,427(5)	9.53%

____________________

(1) Except as indicated below, each person has sole and voting and/or investment power over the shares listed, subject to applicable community property laws. The shares represented do not include shares included under stock options that are not exercisable based on future vesting.

(2) Includes 269,993 shares owned by Vector Capital, LLC, and 271,853 shares owned by Little Hollow Farms, Inc., all of which may be deemed to be beneficially owned by Mr. Bench who is the managing member of Vector Capital LLC and President of Little Hollow Farms, Inc. Also includes 200,000 shares under a non-qualified option, which vested on March 31, 2012, exercisable, at $0.50 per share.

(3) Includes 100 shares owned by Mr. Jensen’s wife and 63,730 shares owned by Amsterdam First LLC, a limited liability company of which Mr. Jensen is the managing member. Does not include 72,435 shares owned by adult children of Mr. Jensen, of which Mr. Jensen disclaims beneficial interest. Also includes 10,000 shares under a non-qualified option, which vested on July 1, 2012, exercisable at $0.50 per share.

(4) Includes 10,000 shares under a non-qualified option, which vested on July 1, 2012, exercisable at $0.50 per share.

(5) Does not include non-qualified stock options to acquire 400,000 shares, 300,000 shares and 300,000 shares granted to Mr. Bench, Mr. Nielsen, and Mr. Abu respectively, since they have not yet vested.

Transactions with Related Persons

We had no such transactions during the year ended June 30, 2012. The Board of Directors of the Company, with Mr. Jensen abstaining, has determined that the provision of legal services to the Company by Mr. Jensen and his law firm, ClearWater Law & Governance, LLC are offered and performed at rates that are more than fair in relation to the market for legal services and that such amounts and rates are fair and reasonable to the Company. The total dollar amount of such services during the fiscal year ending June 30, 2012 was $67,879 of which the Company has paid to date the amount of 25,700.

Mr. Nielsen is also a partner in Africa Turnkey Aps, which the company will engage in a strategic alliance for the joint purchasing and logistics of setting up the farming operations.

Review, approval or ratification of transactions with related persons

We have a code of ethics, which was adopted by Agricon before the consummation of the Share Exchange and continues to apply to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer (each, a “Covered Person” and, collectively, the “Covered Persons”). As provided in our code of ethics, each of our employees and officers (other than our principal executive officer and principal financial officer) is responsible for reporting to his or her immediate supervisor, and each director and each of our principal executive officer and our principal financial officer is responsible for reporting to the chairman of the audit committee, if such a committee is created, or, in the absence of an audit committee, to the chairman of our board of directors, any potential conflict of interest. The audit committee chairman, if any, or the chairman of our board of directors, as applicable, will determine if a conflict of interest exists, and if so determined, will determine the necessary resolution of such conflict. We intend to re-evaluate our policies and procedures relating to related party transactions, and anticipate adopting changes to our current written policy providing for the formal procedures through which any such potential transaction will be evaluated.

Promoters and Control Persons

The original BayHill Capital Corporation did not have any promoters at any time during the past five fiscal years. CPGL received support from founders in its initial period but we do not consider those persons to be promoters.

Securities Authorized for Issuance Under Equity Compensation Plans

At a special meeting of our shareholders held on March 31, 2008, our shareholders approved a proposal to adopt our 2008 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on April 23, 2008. Directors, employees, consultants and advisors of Agricon and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Compensation Committee of our Board of Directors. The Stock Incentive Plan will continue until April 23, 2018. A maximum of 300,000 shares of our common stock was made available for issuance under the Stock Incentive Plan. The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards. Our Board of Directors may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan.

On February 10, 2010 a majority of our shareholders approved an amendment to the Stock Incentive Plan to increase the share amount under the plan from 300,000 to 3,300,000. As of June 30, 2012, we had made no awards under the Stock Incentive Plan.

The Company did grant 1,700,000 non-qualified stock options to its officers and directors during the year ended June 30, 2012 as follows:

Robert Bench	600,000
Peter Moeller	400,000
Lars Nielsen	300,000
Stephen Abu	300,000
James Jensen	40,000
Rene Mikkelsen	30,000
Soren Jonassen	30,000

The exercise price, of these non-qualified stock options, is $0.50 per share which is based on the same price per share as our $1,000,000 private placement of 2,000,000 shares that was sold in arms-length transactions to non-affiliated third parties. For additional detailed information see Note 7—Stock Options in the Company’s Financial Statements for the year ended June 30, 2012, included in this report.

Changes in Control

On March 31, 2012, Agricon and CPGL, and its shareholders, Global Green Capacity Limited and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees. In return, Agricon acquired 100% of the issued and outstanding shares of CPGL stock (the “Share Exchange and Purchase Agreement”). As a result, CPGL became a wholly-owned subsidiary of Agricon. The Share Exchange resulted in a change in control of the Company. CPGL is now a wholly-owned subsidiary of Agricon and the former CPGL stockholders and designees now own in the aggregate 69% of the outstanding shares of common stock. In conjunction with the share exchange the Company also changed its name to Agricon Global Corporation.

Item 13. Certain Relationships and Related Transactions, and Director

Independence

During fiscal 2012 we did not engage in any transaction with any related person as defined by Rule 404 (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of our average total assets at June 30, 2012 in which any related person had or will have a direct or indirect material interest, other than those set forth above under Transactions With Related Persons.

Director Independence

The board of directors has determined that James Jensen, Rene Mikkelsen, and Soren Jonassen are “independent directors” as that term is defined in the listing standards of the NYSE Amex. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accountant Fees and Services

Ehrhardt Keefe Steiner & Hottman PC served as the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2012 and 2011. Principal accounting fees for professional services rendered for us by Ehrhardt Keefe Steiner & Hottman for the twelve months ended June 30, 2012 and 2011, are summarized as follows:

Audit	$41,800
Tax	5,300
Total	$47,100

Audit Fees. Audit fees were for professional services rendered in connection with the audit of the financial statements included in our annual report on Form 10-K and review of the financial statements included in our quarterly reports on Form 10-Q and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Tax Fees. Tax fees consist of fees rendered for services on tax compliance matters, including tax return preparation, claims for refund and assistance with tax audits of previously filed tax returns, tax consulting and advisory services consisting primarily of tax advice rendered by EKS&H in connection with the formulation of our tax strategy and assistance in minimizing custom, duty and import taxes.

Board of Directors Pre-Approval Policies and Procedures. All audit, audit-related, tax, and any other services performed for us by our independent registered public accounting firm are subject to pre-

approval by the Audit Committee of our Board of Directors and were pre-approved by the Audit Committee prior to such services being rendered. Our Audit Committee determined that the services provided by, and fees paid to, EKS&H were compatible with maintaining the independent registered public accounting firm’s independence.

Shareholder ratification of the selection of EKS&H as our independent registered public accounting firm is not required by our Bylaws or otherwise. However, the Audit Committee intends to submit the selection of EKS&H to our shareholders for ratification at our upcoming annual meeting of shareholders as a matter of good corporate governance. If our shareholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time if the Audit Committee determines that such a change would be in the best interests of Agricon and our shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NO  DESCRIPTION AND METHOD OF FILING

Exhibit No.	Description

2.1	Share Exchange and Purchase Agreement by and Among Agricon Global Corporation and Canola Property Ghana Limited and its Principal Shareholders: Invest in Ghana Co. Limited, and Global Green Capacity Limited, dated March 30, 2012 (incorporated by reference to Exhibit 2.1 of Form 8K filed on April 5, 2012).

3.1	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).

3.2	Certificate of Amendment of Certificate of Incorporation Registrant, filed on March 19, 2012. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on April 5, 2012).

3.3	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 14, 2008).

10.1	Purchase Agreement among Cognigen Networks, Inc., Stanford Financial Group Company, Inc. and Stanford Venture Capital Holdings, Inc. (incorporated by reference to Exhibit 10 to Form 8-K filed on November 4, 2002).

10.2	Form of Option to Purchase Common Stock (incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended June 30, 2000).

10.3	2001 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10 to Form 10-QSB for the quarter ended March 31, 2001).

10.4	Stock Redemption Agreement dated November 30, 2001 between Cognigen Networks, Inc., the Anderson Family Trust, Cantara Communications Corporation, Kevin E. Anderson Consulting, Inc. (without Exhibits A and B) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 20, 2001).

10.5	Transitional Supplemental Consulting Engagement letter dated July 11, 2002, between Cognigen Networks, Inc. and Kevin E. Anderson Consulting, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended June 30, 2002).

10.6	Consultancy Engagement Agreement dated September 9, 2002, by and between Cognigen Networks, Inc. and Combined Telecommunications Consultancy, Ltd and letter dated September 9, 2003 extending the Consulting Engagement Agreement (incorporated by reference to Exhibit 10.11 to Form 10-KSB/A for the year ended June 30, 2003.)

10.7	Modified Supplemental Consulting Engagement letter dated March 4, 2003 between Cognigen Networks, Inc. and Kevin Anderson (incorporated by reference to Form 10- KSB/A for the year ended June 30, 2003).

10.8	Extension of Modified Supplemental Consulting Engagement Agreement dated February 9, 2004 between Cognigen Networks, Inc. and Kevin Anderson Consulting, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-QSB for the Quarter ended December 31, 2003).

10.9	Amendment dated September 9, 2004, to Consulting Engagement Agreement between Cognigen Networks, Inc. and Combined Telecommunications Consultancy, Ltd. (incorporated by reference to Exhibit 10.15 to our Form 10-KSB for the fiscal year ended June 30, 2004).

10.10	Accounts Receivable Purchase Agreement dated December 26, 2003, between Cognigen Networks, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to Form 10- KSB for the fiscal year ended June 30, 2004).

10.11	Accounts Receivable Purchase Modification Agreement dated November 24, 2004 between Cognigen Networks, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 10, 2004).

10.12	Letter Agreement with Segal & Co. Incorporated dated February 28, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 1, 2005).

10.13	An Agreement Granting a First Right of Refusal to Purchase Enterprise Assets (incorporated by reference to Form 8-K filed on June 23, 2005).

10.14	Agreement dated November 22, 2005, between the BayHill Group LC and Cognigen Networks, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 25, 2005).

10.15	Agreement dated December 9, 2005, among Cognigen Networks, Inc., the Andersen Family Trust No. 1 and Cantara Communications corporation (incorporated by reference to reference to Exhibit 10.1 to Form 8-K filed on December 15, 2005).

10.16	Email dated April 21, 2006, terminating the BayHill Group, LC Agreement dated November 22, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 15, 2006).

10.17	Amendment #1, dated March 14, 2006, to Agreement Dated December 9, 2005, among Cognigen Networks, Inc., the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 15, 2006).

10.18	Amendment #2, dated May 12, 2006, to Agreement Dated December 9, 2005, among Cognigen Networks, Inc., the Andersen Family Trust No. 1 and Cantara Communications Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 15, 2006).

10.19	Common Stock Purchase Agreement, dated July 7, 2006, among Cognigen Networks, Inc., Anza Borrego Partners, Inc., and Cognigen Business Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 17, 2006).

10.20	Termination Agreement, dated September 8, 2006, between Cognigen Networks, Inc. and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 11, 2006).

10.21	Settlement Agreement and Mutual Release, dated September 8, 2006, between Cognigen Networks, Inc. and Custom Switching Technologies, Inc (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 11, 2006).

10.22	Loan and Security Agreement Number 1601, between Cognigen Networks, Inc. and VenCore Solutions, LLC, including Warrant Purchase Agreements dated October 10, 2006 (incorporated by reference to Exhibit 10.22 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006).

10.23	Asset Purchase Agreement dated October 13, 2006, between Cognigen Networks, Inc. and

Acceris Management and Acquisition LLC, including Management Services Agreement (incorporated by reference to Exhibit 10.23 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006).

10.24	Amendment #3, dated October 13, 2006, to Agreement dated December 9, 2005 between Cognigen Networks, Inc., the Anderson Family Trust No. 1 and Cantara Communications Corporation, (incorporated by reference to Exhibit 10.24 to Form 10-KSB for the year ended June 30, 2006 filed on October 13, 2006).

10.25	Secured Subordinated Promissory Note for $100,000 dated June 15, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including Security Agreement (incorporated by reference to Exhibit 10.25 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.26	Secured Subordinated Promissory Note for $150,000 dated June 28, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including First Amendment to Security Agreement (incorporated by reference to Exhibit 10.26 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.27	Secured Subordinated Promissory Note for $30,000 dated June 15, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including Second Amendment to Security Agreement (incorporated by reference to Exhibit 10.27 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.28	Agreement dated September 14, 2007 for the purchase of 100% ownership on Cognigen Business Systems, Inc. by Carl Silva and Anza Borrego Partners, Inc. (incorporated by reference to Exhibit 10.28 to Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007).

10.29	Amended and Restated Loan and Security Agreement between Cognigen Networks, Inc. and Silicon Valley Bank, dated April 23, 2007 (incorporated by reference to Exhibit 10.4 of Form 8-K filed October 23, 2007).

10.30	Secured Subordinated Promissory Note for $150,000, dated November 5, 2007, between Cognigen Networks, Inc. and BayHill Capital, LC, including Third Amendment to Security Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8, 2007).

10.31	Asset Purchase and Reorganization Agreement, dated November 30, 2007, between Cognigen Networks, Inc. and Commission River (incorporated by reference to Exhibit 10.29 of Form 8-K filed February 14, 2008).

10.32	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Adam Edwards (incorporated by reference to Exhibit 10.30 of Form 8-K filed February 14, 2008).

10.33	Employment Agreement dated November 30, 2007 between Cognigen Networks, Inc. and Patrick Oborn (incorporated by reference to Exhibit 10.31 of Form 8-K filed February 14, 2008).

10.34	Cognigen Networks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 30, 2008).

10.35	Press Release announcing the nonbinding letters of intent to acquire oil and gas properties, dated June 9, 2009 (incorporated by reference to Exhibit 99.1 of Form 8-K filed June 9, 2009).

10.36	Documentation for the Sale of the Company’s subsidiary, Commission River Corporation dated August 30, 2010 (incorporate by reference to 99.1 of Form 8k filed on September 2, 2012).

10.37	Press release announcing the nonbinding letter of intent with ABC, dated July 16, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed July 19, 2010).

10.38	Press release announcing expiration of the ABC letter of intent, dated September 2, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed September 2, 2010.

10.39	Press release announcing the nonbinding letter of intent with Proteus Energy, Inc., dated March 1, 2011 (incorporated by reference to Exhibit 99.1 of Form 8-K filed March 3, 2011).

10.40	Confidential Mutual General Release and Separation Agreement between Agricon Global Corporation and Peter Brinker Moeller, dated March 30, 2012 (incorporated by reference to Exhibit 10.1 of Exhibit 8-K filed April 5, 2012).

14.1	Code of Business Conduct and Ethics, adopted May 12, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended June 30, 2008, filed on September 12, 2008).

21.1	Subsidiaries*

31.1	Certification of Chief Executive Officer dated August 31,2012*

31.2	Certification of Chief Financial Officer dated August 31,2012*

32.1	Certification of Chief Executive Officer dated August 31,2012*

32.2	Certification of Chief Financial Officer dated August 31,2012*

99.1	Audit report from EKSH and audited financial statements of CPGL as of December 31, 2011 (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 5, 2012.

99.2	Unaudited pro forma consolidated financial information regarding Agricon and CPGL (incorporated by reference to Exhibit 99.13 to Form 8-K filed April 5, 2012).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 14, 2012	Agricon Global Corporation, a Delaware corporation /S/ Robert K. Bench

Robert K. Bench, President, Chief Financial Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	September 14, 2012	/S/ Robert K. Bench
Robert K. Bench President, Chief Financial Officer and Director

Date:	September 14, 2012	/S/ James U. Jensen
James U. Jensen Director

Date:	September 14, 2012	/S/ Soren Jonassen
Soren Jonassen
Director

Date:	September 14, 2012	/S/ Rene Mikkelsen
Rene Mikkelsen Director

