Form 10-Q
period 2012-09-30
Agricon Global Corp
filed 2012-11-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

As of November 8, 2012, the registrant had 17,374,841 shares of common stock, par value $0.0001, issued and outstanding.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2012 and for the periods from inception (July 5, 2011) through September 30, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2012 and for the periods from inception (July 5, 2011) through September 30, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 6.	Exhibits	17

Signatures		18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICON GLOBAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
ASSETS	(Unaudited)
Current Assets
Cash	$6,073	$5,221
Subscriptions receivable	—	50,000
Notes receivable, current portion	94,156	93,227
Total current assets	100,229	148,448
Equipment	24,884	24,884
Notes receivable, net of current portion	203,298	227,462
Total Assets	$328,411	$400,794
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$205,976	$166,551
Accrued liabilities	190,965	78,118
Unsecured notes payable, related parties	61,900	61,900
Total current liabilities	458,841	306,569
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.0001 par value, 100,000,000 shares authorized; 17,374,841 shares issued and outstanding	1,737	1,737
Additional paid-in capital	725,209	716,026
Deficit accumulated during developmental stage	(857,376)	(623,538)
Total stockholders' (deficit) equity	(130,430)	94,225
Total Liabilities and Stockholders' Equity	$328,411	$400,794

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2012	For the Period from Inception (July 5, 2011) through September 30, 2011	For the Period from Inception (July 5, 2011) through September 30, 2012
Operating Expenses:
Selling, general and administrative	$(238,295)	$(50,463)	$(520,270)
Lease acquisition costs	—	—	(345,967)
Total Operating Expenses	(238,295)	(50,463)	(866,237)
Loss from Operations	(238,295)	(50,463)	(866,237)
Other Income and Expense:
Interest income	6,778	—	13,503
Interest expense	(2,321)	—	(4,642)
Total Other Income	4,457	—	8,861
Net Loss	$(233,838)	$(50,463)	$(857,376)
Basic and diluted loss per common share	$(0.01)	$—
Basic and diluted weighted average number of common shares outstanding	17,154,841	16,154,841

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended	For the Period from Inception (July 5, 2011) through	For the Period from Inception (July 5, 2011) through
	September 30, 2012	September 30, 2011	September 30, 2012
Cash Flows From Operating Activities
Net loss	$(233,838)	$(50,463)	$(857,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	9,183	—	58,105
Common stock issued for services	—	50,463	50,463
Changes in operating assets and liabilities:
Prepaid expenses	—	—	5,000
Accounts payable	39,425	—	99,870
Accrued liabilities	112,847	—	18,385
Net Cash Used in Operating Activities	(72,383)	—	(625,553)

Cash Flows From Investing Activities
Principal payments on notes receivable	23,235	—	46,510
Purchase of equipment	—	—	(24,884)
Net Cash Provided by Investing Activities	23,235	—	21,626

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	50,000	—	610,000
Net Cash Provided by Financing Activities	50,000	—	610,000

Effect of Exchange Rate on Cash			—

Net Increase in Cash and Cash Equivalents	852	—	6,073
Cash at Beginning of Period	5,221	—	—
Cash at End of Period	$6,073	$—	$6,073

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
The Company issued 12,000,000 shares of its Common Stock for all of the issued and outstanding stock of CPGL which stock had been issued for services by its two shareholders	$—	$50,463	$50,463
Recapitalization	—	—	348,964
Subscription receivable	—	—	50,000

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation – The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation (formerly Bayhill Capital Corporation) and its wholly-owned subsidiary Canola Property Ghana Limited, a Ghanaian limited liability corporation (“CPGL”), collectively “Agricon” or the “Company.” CPGL was incorporated under the laws of Ghana, West Africa on July 5, 2011. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations – All of the Company’s business is conducted through CPGL. The Company is in the development stage and its only business activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products. The Company plans to locate and then lease undeveloped land in Ghana, West Africa, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as corn, maize, canola, sunflower, and soya.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months ended September 30, 2012, may not be indicative of the results that may be expected for the year ending June 30, 2013.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Agricon in Annual Report on Form 10-K for the year ended June 30, 2012. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash – The balance in Cash consisted of cash reserves held in checking accounts.

Notes Receivable – On August 31, 2010, BayHill Capital Corporation sold its wholly owned subsidiary, Commission River Corporation. As part of the payment for the sale, BayHill Capital Corporation was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014, when the remaining principal balance of the note is due. The note is secured by all of the assets of Commission River Corporation. As of September 30, 2012, the note was current and had a remaining principal balance of $297,454, of which $94,156 is classified as “Notes receivable, current portion” on the balance sheet.

Agricultural Land and Lease Acquisition Costs – The Company expenses all costs relating to land and lease acquisition activities until the actual acquisition or until the lease has been executed. The land purchase price is then capitalized and valuated periodically for any valuation allowance required. Lease payments are capitalized and amortized over the appropriate lease period. Costs of land clearing and preparation are expensed as incurred.

Equipment – Equipment is stated at cost less accumulated depreciation. At the time equipment is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to operations. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred. The Equipment shown on the Condensed Consolidated Balance Sheets, has not yet been placed into use and therefore no depreciation has been recognized at September 30, 2012.

Development Stage Company – The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC Topic 914.  Among the disclosures required by ASC 914 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, cash flows and stockholders’ equity disclose activity since the date of the Company’s inception.

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations. All financial activity during the quarter ended September 30, 2012 were denominated in United States dollars, therefore no translation of currency was required and there were no gains or losses on foreign currency transactions during the quarter ended September 30, 2012. All material accounts of cash were being held in US dollar accounts at September 30, 2012.

Share-Based Compensation – The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a lattice model that values the options based on probability weighted projections of the various potential outcomes. The intrinsic value, stock performance, stock volatility, vesting or exercise factors, and forfeiture variables, are all considerations under this model. During the three months ended September 30, 2012 and 2011, the Company recorded $9,183 and $0, respectively.

There were no new options granted or exercised during the three months ended September 30, 2012 and 2011.

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

Income Taxes - The Company accounts for income taxes under the asset and liability method of accounting for deferred taxes as prescribed under FASB ASC 740, Accounting for Income Taxes.es.ffect to all dilutive common stock equivalents, primarily common stx consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. See further discussion and disclosures in Note 6.

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

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $233,838 for the three month period ended September 30, 2012 and has an accumulated deficit of $857,376 since its inception (July 5, 2011).  The Company also used cash in operating activities of $72,383 during the three month period ended September 30, 2012, and $625,553 since its inception.  At September 30, 2012, the Company had negative working capital of $358,612.  The Company is in default on Notes Payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On November 8, 2012, the Company announced the receipt of $500,000 in proceeds from the sale of 1,000,000 shares of its common stock (see Note 8).

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

NOTE 4 – RECAPITALIZATION

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

As one of the requirements of the Share Exchange, Agricon was required to raise a minimum of $600,000 through the sale of its common stock. As of September 30, 2012, the Company had raised $610,000 under a $610,000 private placement of 1,220,000 shares of common stock. This initial working capital is used to acquire land and begin the operations of clearing and cultivating.

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

NOTE 5 – UNSECURED NOTES PAYABLE TO RELATED PARTIES

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

The Company is in default on the Notes and is now accruing interest at 18% per annum. No affiliate has demanded payment.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share. As of September 30, 2012 and June 30, 2012, the Company had 17,374,841 common shares outstanding.

Preferred shares of 400,000 with a par value of $0.0001 have been authorized and no shares are issued or outstanding as of September 30, 2012 and June 30, 2012.

During June 2012, the Company conducted a private placement offering to a limited number of foreign investors under which the Company issued a total of 1,120,000 shares, of its common stock, at a price of fifty cents ($0.50) per share. During June 2012, the Company also received new subscriptions, under the private placement offering, for 100,000 shares. The company received $50,000 cash in July 2012 on these subscriptions.

The Company issued 75,000 shares of its common stock, to two shareholders, for services relating to administrative and organizational costs totaling $50,463. The 75,000 shares were exchanged for 12,000,000 shares in the Share Exchange Agreement. See Note 5 – Recapitalization.

NOTE 7 – INCOME TAXES

In evaluating the realizability of the net deferred tax assets, we take into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that we will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when or if we will become profitable, a valuation allowance was provided against the entire deferred income tax asset balance.

The 2009 through 2012 tax years remain open to examination by the Internal Revenue Service. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the three months ended September 30, 2012 and 2011.

NOTE 8 – SUBSEQUENT EVENTS

On November 8, 2012, the Company announced its acceptance of an additional, over-subscribed $500,000 for its private placement offering of common stock.   Previously the Company had raised a total of $610,000, issuing 1,220,000 shares at the same price of fifty cents per share.  The Company had a requirement to raise a minimum of $600,000 as part of its acquisition of Canola Property Ghana Limited, a transaction that was completed on March 31, 2012, and met that requirement when it closed on the initial $610,000.  This transaction brings the total to $1,110,000 for the issuance of 2,220,000 shares in the private placement offering.

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

CPGL has located and negotiated preliminary terms of a lease for approximately 32,000 acres of land and we expect CPGL to enter into a 50 year lease for the land. We expect to stake, demarcate and survey the land and ready the lease for recording with the Ghana government. CPGL has made no investments to date, but plans to begin clearing and cultivating land once its first lease has been consummated and recorded.

In order to execute on this strategy, the Company will need significant capital. There is no assurance that the Company will be successful in raising capital and completing its planned acquisition of leases and farming operations.

Summary of Operations

Three months ended September 30, 2012

The Company generated no revenues from operations during the three months ended September 30, 2012.

During the quarter ended September 30, 2012, our activities related to our continued negotiations of three leases in Ghana totaling 32,000 acres, on which we plan to begin farming operations.

General and Administrative Expenses

General and administrative expenses were $238,295 for the quarter ended September 30, 2012, all of which related to our search for land leases and negotiation activities.

Period from Inception (July 5, 2011) through September 30, 2012

The Company generated no revenues from operations during the period from inception (July 5, 2011) through September 30, 2012. The general and administrative expenses of $50,463 related to its activities in the formation of the Company and its search and negotiation efforts to secure a lease to begin farming and agricultural operations in Ghana.

Liquidity and Capital Resources

As of September 30, 2012 and June 30, 2012, we had cash on hand of $6,073 and $5,221, respectively, and total current liabilities exceeded total current assets by $358,612 and $158,121, respectively.

For the three months ended September 30, 2012 and 2011, we used cash in operating activities of $72,383 and $0, respectively.

On November 8, 2012, the Company announced the receipt of $500,000 in proceeds from the sale of 1,000,000 shares of its common stock (see Note 8 to the condensed consolidated financial statements). Even with the infusion of this capital, the company will need further funding to execute its plans to acquire leases and begin farming operations. It presently plans additional rounds of funding in the near future. If we are not able to raise the anticipated funds, the Company may not be able to continue its operations and continue with its business strategy.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2012 and June 30, 2012.

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

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for the notes receivable, accounts payable and accrued expenses approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The carrying amount of long-term debt approximates fair value due to the stated interest rates approximating prevailing market rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company had no legal proceedings at September 30, 2012.

Item 1A. Risk Factors

During the quarter ended September 30, 2012 there were no material changes in the risk factors previously described in Form 10K filed with the SEC on September 21, 2012.

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

AGRICON GLOBAL CORPORATION

Date:	November 8, 2012	By:	/s/ Robert K Bench
Robert K Bench
President, Chief Financial Officer

