Form 10-Q
period 2012-12-31
Agricon Global Corp
filed 2013-02-22
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012

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

As of February 21, 2013, the registrant had 18,374,841 shares of common stock, par value $0.0001, issued and outstanding.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	3

Condensed Consolidated Statements of Operations (Unaudited) for the
three months ended December 31, 2012 and 2011, for the six months ended December 31, 2012, and for the periods from inception (July 5, 2011) through December 31, 2011 and 2012	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
six months ended December 31, 2012 and for the periods from inception (July 5, 2011) through December 31, 2011 and 2012	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	13

Item 3. Qualitative and Quantitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 6. Exhibits	18

Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	June 30,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash	$121,711	$5,221
Prepaid expenses	14,000	—
Subscriptions receivable	—	50,000
Notes receivable, current portion	95,545	93,227
Total current assets	231,256	148,448

Equipment	32,785	24,884
Land under capital lease	1,455,368	—
Notes receivable, net of current portion	179,156	227,462

Total Assets	$1,898,565	$400,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$86,791	$166,551
Accrued liabilities	54,550	78,118
Unsecured notes payable, related parties	280,193	61,900
Current portion of capital lease obligation	200,000	—
Total current liabilities	621,534	306,569

Capital lease obligations, net of current portion	1,136,368	—

Total Liabilities	$1,757,902	$306,569

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	—	—
Common stock $.0001 par value, 100,000,000 shares authorized;
18,374,841 shares issued and outstanding at December 31, 2012 and
17,374,841 shares issued and outstanding at June 30, 2012	1,837	1,737
Additional paid-in capital	1,234,290	716,026
Deficit accumulated during developmental stage	(1,095,464)	(623,538)
Total stockholders' equity	140,663	94,225

Total Liabilities and Stockholders' Equity	$1,898,565	$400,794

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,	For the Period from Inception (July 5, 2011) through December 31,
	2012	2011	2012	2011	2012
Operating Expenses:
Selling, general and administrative	$220,319	$—	$421,610	$50,463	$740,589
Lease acquisition costs	22,695	—	59,699	—	368,662
Total Operating Expenses	243,014	—	481,309	50,463	1,109,251

Loss from Operations	243,014	—		50,463	1,109,251

Other Income and Expense:
Interest income	7,248	—	14,026	—	20,751
Interest expense	(2,321)	—	(4,643)	—	(6,963)
Total Other Income	4,927	—	9,383	—	13,788

Net Loss	$(238,087)	$—	$(471,926)	$(50,463)	$(1,095,463)

Basic and diluted loss per common share	$(0.01)	$—	$(0.03)	$—

Basic and diluted weighted average number of common shares outstanding	17,972,667	16,154,841	17,673,754	16,154,841

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended	For the Period from Inception (July 5, 2011) through	For the Period from Inception (July 5, 2011) through
	December 31, 2012	December 31, 2011	December 31, 2012
Cash Flows From Operating Activities
Net loss	$(471,926)	$(50,463)	$(1,095,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	18,364	—	67,286
Common stock issued for services	—	50,463	50,463
Changes in operating assets and liabilities:
Prepaid expenses	(14,000)	—	(9,000)
Accounts payable	71,140	—	131,585
Accrued liabilities	43,825	—	(50,637)
Net Cash Used in Operating Activities	(352,597)	—	(905,767)

Cash Flows From Investing Activities
Proceeds on notes receivable	45,988	—	69,263
Purchase of equipment	(7,901)	—	(32,785)
Purchase of land	(119,000)	—	(119,000)
Net Cash Used by Investing Activities	(80,913)	—	(82,522)

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	550,000	—	1,110,000
Net Cash Provided by Financing Activities	550,000	—	1,110,000

Effect of Exchange Rate on Cash			—

Net Increase in Cash and Cash Equivalents	116,490	—	121,711
Cash at Beginning of Period	5,221	—	—
Cash at End of Period	$121,711	$—	$121,711

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
The Company issued 12,000,000 shares of its Common
Stock for all of the issued and outstanding stock of
CPGL which stock had been issued for services by
its two shareholders	$—	$50,463	$50,463
Recapitalization	—	—	348,964
Subscription receivable	—	—	50,000
Conversion of accounts payable and accrued liabilities
to notes payable	218,293	—	218,293

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation – The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation and its wholly-owned subsidiaries Canola Property Ghana Limited (“CPGL”), and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies, collectively “Agricon” or the “Company.” CPGL was incorporated under the laws of Ghana, West Africa on July 5, 2011and ASHG was incorporated under the laws of Ghana, West Africa on November 7, 2012. Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations – All of the Company’s business is conducted through its two wholly owned subsidiaries CPGL and ASHG. The Company is in the development stage and its business activities to date have been organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products. The Company completed its first lease purchase transaction on December 13, 2012 of 8,000 acres in the Shai Hill area near Accra, the largest city in Ghana. We plan to begin clearing and cultivating the land included in the first lease purchase during 2013.

The Company plans to locate and then lease additional undeveloped land in Ghana, West Africa, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as rice, maize (corn), canola, sunflower, and soya. The Company has located and began preliminary negotiations for two additional leases for approximately 20,000 acres of land and we expect to enter into 50 year leases for these parcels of land. Assuming that the Company completes these lease transactions—of which there can be no assurance--we expect to stake, demarcate and survey the land and ready the leases for recording with the Ghana government.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2012, may not be indicative of the results that may be expected for the year ending June 30, 2013.

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

Notes Receivable – On August 31, 2010, the Company sold its wholly owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014, when the remaining principal balance of the note is due. The note is secured by all of the assets of Commission River Corporation. As of December 31, 2012, the note was current and had a remaining principal balance of $274,701, of which $95,545 is classified as “Notes receivable, current portion” on the balance sheet.

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

Equipment – Equipment is stated at cost less accumulated depreciation. At the time equipment is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to operations. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred. The Equipment shown on the Condensed Consolidated Balance Sheets, had not been placed into use as of December 31, 2012 and therefore no depreciation has been recognized at December 31, 2012..

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

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. All financial activity during the three months and six months ended December 31, 2012 were denominated in United States dollars, therefore no translation of currency was required and there were no gains or losses on foreign currency transactions during the three monthe or six months ended December 31, 2012. All material accounts of cash were being held in US dollar accounts at December 31, 2012.

Share-Based Compensation – The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a lattice model that values the options based on probability weighted projections of the various potential outcomes. The intrinsic value, stock performance, stock volatility, vesting or exercise factors, and forfeiture variables, are all considerations under this model. During the three months and six months ended December 31, 2012 the Company recorded share based compensation expense of $9,183 and $18,364 respectively and $0 for each of the same periods in 2011and $18,364 since inception (July 5, 2011).

There were no new options granted or exercised during the three months ended December 31, 2012 and 2011.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share, where applicable, is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. All potential common shares, totaling 670,000 outstanding exercisable options, which could have an anti-dilutive effect on diluted per share loss amounts, are excluded in determining the diluted loss per common share.

Income Taxes - The Company accounts for income taxes under the asset and liability method of accounting for deferred taxes as prescribed under FASB ASC 740, Accounting for Income Taxes effect to all dilutive common stock equivalents, primarily common tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. See further discussion and disclosures in Note 8.

Recent Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $471,926 for the six month period ended December 31, 2012 and has an accumulated deficit of $1,095,463 since its inception (July 5, 2011).  The Company also used cash in operating activities of $352,597during the six month period ended December 31, 2012 , and $905,767 since its inception.  At December 31, 2012, the Company had negative working capital of $190,278.  The Company is in default on Notes Payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As one of the requirements of the Share Exchange, Agricon was required to raise a minimum of $600,000 through the sale of its common stock. As of December 31, 2012, the Company had raised $1,110,000 under a private placement of 2,220,000 shares of common stock. This initial working capital is being used to acquire land and begin the operations of clearing and cultivating.

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

NOTE 5 – UNSECURED NOTES PAYABLE TO RELATED PARTIES

The unsecured notes payable to present and past affiliates of the Company are related to legal fees, director fees, and unpaid salaries, from previous periods, that were converted into 12% notes payable with a maturity date of June 30, 2012. The notes were not paid at maturity, therefore the interest rate increased to 15% per annum. No affiliate has demanded payment. These notes consist of the following:

Note Holder	Amount
ClearWater Law and Governance Group, LLC	$3,783
James U Jensen	7,117
John M Knab	5,500
John D Thomas	6,000
Robert K Bench	24,500
Robyn Farnsworth	15,000
Total	$61,900

Additional amounts of director fees and unpaid salaries during the six months ended December 31, 2012 were converted into 12% notes payable, at December 31, 2012, with a maturity date of March 31, 2013. These new notes consist of the following:

Note Holder	Amount
Lars Nielsen	$50,000
James U Jensen	24,843
Soren Jonassen	12,900
Stephen Abu	27,000
Rene Mikkelsen	17,800
Robert K Bench	60,500
Robyn Farnsworth	25,250
Total	$218,293

NOTE 6 – CAPITAL LEASE OBLIGATIONS

In December 2012 the Company acquired approximately 8,000 acres of agricultural land in the Shai Hills area of Ghana, West Africa. The lease requires total payments over nine (9) years of $1,954,840. The company paid the first year payment of $129,032, which included a payment at the acquisition date of $119,000 and a credit for $10,032 of costs and expenses advanced to the lessee by the Company during lease negotiations, which were expensed in prior periods. The lease has been accounted for as a capital lease. The following is a schedule by year of future minimum lease payments under the capital lease, together with the present value of the minimum lease payments as of December 31, 2012:

December 31,	Amount
2013	$200,000
2014	256,452
2015	248,387
2016	240,323
2017	232,258
Thereafter	648,388
Total minimum lease payments	1,825,808
Less: amount representing interest	524,302
Present value of lease payments	1,301,506
Less: current portion	93,091
Long-term portion	$1,208,415

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share. As of December 31, 2012, the Company had 18,374,841 common shares outstanding.

Preferred shares of 400,000 with a par value of $0.0001 have been authorized and no shares are issued or outstanding as of December 31, 2012.

During 2012, the Company conducted a private placement offering to a limited number of foreign investors under which the Company issued a total of 2,220,000 shares, of its common stock, at a price of fifty cents ($0.50) per share for a total of $1,110,000. Of the 2,220,000 shares sold by the Company 1,220,000 were sold prior to June 30, 2012. The remaining 1,000,000 were sold during the three months ended December 31, 2012.

The Company issued 75,000 shares of its common stock, to two shareholders, for services relating to administrative and organizational costs totaling $50,463. It was these 75,000 shares that were exchanged for 12,000,000 shares in the Share Exchange Agreement. See Note 4 – Recapitalization.

NOTE 8 – INCOME TAXES

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

The Company did not recognize any interest or penalties related to income taxes for the three or six months ended December 31, 2012 and 2011.

NOTE 9 – SUBSEQUENT EVENTS

On January 3, 2013 the Company announced its execution of a Letter of Intent (LOI) to merge with Africa Farmlands, Inc. (AFL), an Iowa Corporation, by acquiring all issued and outstanding shares of AFL and controlling interest in its two Ghanaian Subsidiaries. If the LOI leads to a completed agreement, Agricon will issue 25,000,000 unregistered shares of its common stock to acquire all of the shares, presently outstanding of AFL. The terms of the agreement will require that AFL and its associates complete a private placement of Agricon common stock in an amount of not less than $10 million. If the acquisition and private placement are completed on the terms contemplated, the Company would have 43,874,841 shares issued and outstanding--prior to any share issuances for the anticipated $10 million private investment in public equity (PIPE), and future funding needs—of which current Agricon shareholders would own approximately 43%.

If the LOI leads to a completed agreement, Two of Agricon’s present board members will resign and three new board members will be appointed. Agricon expects its present management team to remain and be augmented by AFL management team.

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

Business Review

The Company is in the development stage and its activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products and acquiring 8,000 acres through a lease purchase agreement. Assuming the Company can raise adequate capital, we plan to continue to locate and then lease undeveloped land in Ghana, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as rice, maize (corn), canola, sunflower, and soya.

The Company has located and began preliminary negotiations for two additional leases for approximately 20,000 acres of land and we expect to enter into 50 year leases for the land. We expect to stake, demarcate and survey the land and ready the lease for recording with the Ghana government. We plan to begin clearing and cultivating the land included in the first lease purchase during 2013.

In order to execute on this strategy, the Company will need significant capital. There is no assurance that the Company will be successful in raising capital and completing its planned acquisition of leases and farming operations.

Summary of Operations

Three months ended December 31, 2012

The Company generated no revenues from operations during the three months ended December 31, 2012.

During the three months ended December 31, 2012, our activities related to our continued negotiations of leases in Ghana totaling 20,000 acres, and acquiring 8,000 acres on which we plan to begin farming operations.

General and Administrative Expenses

General and administrative expenses were $220,319 and $421,610 for the three months and six months ended December 31, 2012 respectively, all of which related to our search for land leases and negotiation activities.

Lease acquisition costs were $22,695 and $59,699 for the three months and six months ended December 31, 2012 respectively. These represent costs and expenses directly relating to surveying and soil testing prospective land for possible acquisition or lease.

Period from Inception (July 5, 2011) through December 31, 2012

The Company generated no revenues from operations during the period from inception (July 5, 2011) through December 31, 2012. The general and administrative expenses of $740,589 related to its activities in the formation of the Company and its search and negotiation efforts to secure a lease to begin farming and agricultural operations in Ghana.

Lease acquisition costs of $368,662 relate to direct costs of surveying activities and soil testing prospective land for possible acquisition or lease.

Liquidity and Capital Resources

As of December 31, 2012 and June 30, 2012, we had cash on hand of $121,711 and $5,221, respectively, and total current liabilities exceeded total current assets by $190,278 and $158,121, respectively.

For the six months ended December 31, 2012, we used cash in operating activities of $352,597.

The company will need further funding to execute its plans to acquire leases and begin farming operations. It presently plans additional rounds of funding in the near future. If we are not able to raise the anticipated funds, the Company may not be able to continue its operations and continue with its business strategy.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at December 31, 2012 and June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company had no legal proceedings at December 31, 2012.

Item 1A. Risk Factors

During the three months ended December 31, 2012 there were no material changes in the risk factors previously described in Form 10K filed with the SEC on September 21, 2012.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRICON GLOBAL CORPORATION

Date:	February 21, 2013	By:	/s/ Robert K Bench
Robert K Bench
President, Chief Financial Officer

