Form 10-Q/A
period 2012-12-31
Agricon Global Corp
filed 2013-02-26
CIK 726293

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

As of February 25, 2013, the registrant had 18,374,841 shares of common stock, par value $0.0001, issued and outstanding.

Explanatory Note

The purpose of the Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2012 (the “Form 10-Q”) is to add additional information in the “Notes to Condensed Consolidated Financial Statements” relating to the fair value measurement of properties acquired by the Company, and other additions related to that disclosure. This Form 10-Q/A (Amendment No. 1) replaces in its entirety the originally filed Form 10-Q and may be read in place thereof.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	3

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 2012 and 2011, for the six months ended December 31, 2012, and for the periods from inception (July 5, 2011) through December 31, 2011 and 2012	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2012 and for the periods from inception (July 5, 2011) through December 31, 2011 and 2012	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Qualitative and Quantitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 6. Exhibits	19

Signatures	20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	June 30,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash	$121,711	$5,221
Prepaid expenses	14,000	—
Subscriptions receivable	—	50,000
Notes receivable, current portion	95,545	93,227
Total current assets	231,256	148,448

Equipment	32,785	24,884
Land under capital lease	1,435,025	—
Notes receivable, net of current portion	179,156	227,462

Total Assets	$1,878,222	$400,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$86,790	$166,551
Accrued liabilities	54,550	78,118
Unsecured notes payable, related parties	280,193	61,900
Current portion of capital lease obligation	94,718	—
Total current liabilities	516,251	306,569

Capital lease obligations, net of current portion	1,221,307	—

Total Liabilities	$1,737,558	$306,569

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	—	—
Common stock $.0001 par value, 100,000,000 shares authorized;
18,374,841 shares issued and outstanding at December 31, 2012 and
17,374,841 shares issued and outstanding at June 30, 2012	1,837	1,737
Additional paid-in capital	1,234,290	716,026
Deficit accumulated during developmental stage	(1,095,463)	(623,538)
Total stockholders' equity	140,664	94,225

Total Liabilities and Stockholders' Equity	$1,878,222	$400,794

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,	For the Period from Inception (July 5, 2011) through December 31,
	2012	2011	2012	2011	2012
Operating Expenses:
Selling, general and administrative	$220,319	$—	$421,609	$50,463	$740,589
Lease acquisition costs	22,695	—	59,699	—	368,662
Total Operating Expenses	243,014	—	481,308	50,463	1,109,251

Loss from Operations	243,014	—	481,308	50,463	1,109,251

Other Income and Expense:
Interest income	7,248	—	14,026	—	20,751
Interest expense	(2,321)	—	(4,643)	—	(6,963)
Total Other Income and Expense	4,927	—	9,383	—	13,788

Net Loss	$(238,087)	$—	$(471,925)	$(50,463)	$(1,095,463)

Basic and diluted loss per common share	$(0.01)	$—	$(0.03)	$—

Basic and diluted weighted average number of common shares outstanding	17,972,667	16,154,841	17,673,754	16,154,841

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended	For the Period from Inception (July 5, 2011) through	For the Period from Inception (July 5, 2011) through
	December 31, 2012	December 31, 2011	December 31, 2012
Cash Flows From Operating Activities
Net loss	$(471,925)	$(50,463)	$(1,095,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	18,364	—	67,286
Common stock issued for services	—	50,463	50,463
Changes in operating assets and liabilities:
Prepaid expenses	(14,000)	—	(9,000)
Accounts payable	71,139	—	131,584
Accrued liabilities	43,825	—	(50,637)
Net Cash Used in Operating Activities	(352,597)	—	(905,767)

Cash Flows From Investing Activities
Proceeds on notes receivable	45,988	—	69,263
Purchase of equipment	(7,901)	—	(32,785)
Net Cash Used by Investing Activities	38,087	—	36,478

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	550,000	—	1,110,000
Payment on capital lease obligation	(119,000)	—	(119,000)
Net Cash Provided by Financing Activities	431,000	—	991,000

Net Increase in Cash and Cash Equivalents	116,490	—	121,711
Cash at Beginning of Period	5,221	—	—
Cash at End of Period	$121,711	$—	$121,711

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
The Company issued 12,000,000 shares of its Common
Stock for all of the issued and outstanding stock of
CPGL which stock had been issued for services by
its two shareholders	$—	$50,463	$50,463
Recapitalization	—	—	348,964
Subscription receivable	—	—	50,000
Conversion of accounts payable and accrued liabilities
to notes payable	218,293	—	218,293
Purchase of land under capital lease	1,435,025	—	1,435,025

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation – The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation and its wholly-owned subsidiaries Canola Property Ghana Limited (“CPGL”), and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies, collectively “Agricon” or the “Company.” CPGL was incorporated under the laws of Ghana, West Africa on July 5, 2011, and ASHG was incorporated under the laws of Ghana, West Africa on November 7, 2012. Intercompany balances and transactions have been eliminated in consolidation.

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

Equipment – Equipment is stated at cost less accumulated depreciation. At the time equipment is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to operations. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred. The Equipment shown on the Condensed Consolidated Balance Sheets, had not been placed into use as of December 31, 2012 and therefore no depreciation has been recognized at December 31, 2012.

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

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. All financial activity during the three monhts and six months ended December 31, 2012 were denominated in United States dollars, therefore no translation of currency was required and there were no gains or losses on foreign currency transactions during the three months or six months ended December 31, 2012. All material accounts of cash were being held in US dollar accounts at December 31, 2012.

Share-Based Compensation – The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a lattice model that values the options based on probability weighted projections of the various potential outcomes. The intrinsic value, stock performance, stock volatility, vesting or exercise factors, and forfeiture variables, are all considerations under this model. During the three months and six months ended December 31, 2012 the Company recorded share based compensation expense of $9,183 and $18,364 respectively and $0 for each of the same periods in 2011 and $18,364 since inception (July 5, 2011).

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

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $471,925 for the six month period ended December 31, 2012 and has an accumulated deficit of $1,095,463 since its inception (July 5, 2011).  The Company also used cash in operating activities of $352,597 during the six month period ended December 31, 2012, and $905,767 since its inception.  At December 31, 2012, the Company had negative working capital of $284,995.  The Company is in default on Notes Payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 – CAPITAL LEASE OBLIGATIONS

In December 2012 the Company acquired approximately 8,000 acres of agricultural land in the Shai Hills area of Ghana, West Africa. The lease requires total payments over nine (9) years of $1,954,840. The company paid the first year payment of $129,032, which included a payment at the acquisition date of $119,000 and a credit for $10,032 of costs and expenses advanced to the lessee by the Company during lease negotiations, which were expensed in prior periods. The lease has been accounted for as a capital lease. On the lease acquisition date, the present value of the minimum lease payments, calculated at a discount rate of 8%, was $1,435,025, which was booked as Land under capital lease at December 31, 2012. The following is a schedule by year of future minimum lease payments under the capital lease, together with the present value of the minimum lease payments as of December 31, 2012:

December 31,	Amount
2013	$200,000
2014	256,452
2015	248,387
2016	240,323
2017	232,258
Thereafter	648,388
Total minimum lease payments	1,825,808
Less: amount representing interest	509,783
Present value of lease payments	1,316,025
Less: current portion	94,718
Long-term portion	$1,221,307

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

NOTE 9 – FAIR VALUE MEASUREMENTS

Generally accepted accounting principles (GAAP) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy:

Level 1: Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2: Financial assets and financial liabilities whose values are based on the following:

a) Quoted prices for similar assets or liabilities in active markets;

b) Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The Company utilizes an internal valuation model to determine the fair value of the land under capital lease.

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2012:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Level 1	Level 2	Level 3
Land under capital lease	$1,435,025	$—	$—	$1,435,025

Total	$1,435,025	$—	$—	$1,435,025

The fair value of the land, included under the capital lease, was compared to a number of other properties, with like characteristics, during the Company’s search for appropriate agricultural land within a large radius. Management believes the value is representative of the other properties within the area of interest, is comparable to the value of the two additional properties under negotiation, and is comparable to other land being offered by other third parties.

NOTE 10 – SUBSEQUENT EVENTS

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

General and Administrative Expenses

General and administrative expenses were $220,319 and $421,609 for the three months and six months ended December 31, 2012 respectively, all of which related to our search for land leases and negotiation activities.

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

Liquidity and Capital Resources

As of December 31, 2012 and June 30, 2012, we had cash on hand of $121,711 and $5,221, respectively, and total current liabilities exceeded total current assets by $284,995 and $158,121, respectively.

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

AGRICON GLOBAL CORPORATION

Date:	February 26, 2013	By:	/s/ Robert K Bench
Robert K Bench
President, Chief Financial Officer

