Form 10-Q
period 2013-03-31
Agricon Global Corp
filed 2013-05-08
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑

As of May 8, 2013, the registrant had 18,374,841 shares of common stock, par value $0.0001, issued and outstanding.

Table of Contents

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and June 30, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2013 and 2012, for the nine months ended March 31, 2013, and for the periods from inception (July 5, 2011) through March 31, 2012 and 2013	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2013 and for the periods from inception (July 5, 2011) through March 31, 2012 and 2013	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	18

Signatures		19

Table of Contents	2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash	$12,333	$5,221
Prepaid expenses	24,000	—
Subscriptions receivable	—	50,000
Notes receivable, current portion	97,092	93,227
Total current assets	133,425	148,448

Equipment	32,785	24,884
Land under capital lease	1,435,025	—
Notes receivable, net of current portion	154,283	227,462

Total Assets	$1,755,518	$400,794

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$177,861	$166,551
Accrued liabilities	87,997	78,118
Unsecured notes payable, related parties	280,193	61,900
Current portion of capital lease obligation	94,718	—
Total current liabilities	640,769	306,569

Capital lease obligations, net of current portion	1,221,307	—

Total Liabilities	$1,862,076	$306,569

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	—	—
Common stock $.0001 par value, 100,000,000 shares authorized;
18,374,841 shares issued and outstanding at March 31, 2013 and
17,374,841 shares issued and outstanding at June 30, 2012	1,837	1,737
Additional paid-in capital	1,243,273	716,026
Deficit accumulated during developmental stage	(1,351,668)	(623,538)
Total stockholders' (deficit) equity	(106,558)	94,225

Total Liabilities and Stockholders' (Deficit) Equity	$1,755,518	$400,794

See accompanying notes to the condensed consolidated financial statements.

Table of Contents	3

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,	For the Period from Inception (July 5, 2011) through March 31,
	2013	2012	2013	2012	2013
Operating Expenses:
Selling, general and administrative	$251,009	$52,586	$672,618	$103,049	$991,598
Lease acquisition costs	3,000	—	62,699	—	371,662
Total Operating Expenses	254,009	52,586	735,317	103,049	1,363,260

Loss from Operations	254,009	52,586	735,317	103,049	1,363,260

Other Income and Expense:
Interest income	6,674	—	20,700	—	27,425
Interest expense	(8,870)	—	(13,513)	—	(15,833)
Total Other Income and Expense	(2,196)	—	7,187	—	11,592

Net Loss	$(256,205)	$(52,586)	$(728,130)	$(103,049)	$(1,351,668)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	18,374,841	17,154,841	17,904,038	17,154,841

See accompanying notes to the condensed consolidated financial statements.

Table of Contents	4

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended	For the Period from Inception (July 5, 2011) through	For the Period from Inception (July 5, 2011) through
	March 31, 2013	March 31, 2012	March 31, 2013
Cash Flows From Operating Activities
Net loss	$(728,130)	$(103,049)	$(1,351,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	27,347	—	76,269
Common stock issued for services	—	50,463	50,463
Changes in operating assets and liabilities:
Prepaid expenses	(24,000)	—	(19,000)
Accounts payable	162,210	—	222,655
Accrued liabilities	77,272	—	(17,190)
Net Cash Used in Operating Activities	(485,301)	(52,586)	(1,038,471)

Cash Flows From Investing Activities
Proceeds on notes receivable	69,314	—	92,589
Purchase of equipment	(7,901)	—	(32,785)
Net Cash Provided by Investing Activities	61,413	—	59,804

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	550,000	340,025	1,110,000
Payment on capital lease obligation	(119,000)	—	(119,000)
Net Cash Provided by Financing Activities	431,000	340,025	991,000

Net Increase in Cash and Cash Equivalents	7,112	287,439	12,333
Cash at Beginning of Period	5,221	—	—
Cash at End of Period	$12,333	$287,439	$12,333

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
The Company issued 12,000,000 shares of its Common
Stock for all of the issued and outstanding stock of
CPGL which stock had been issued for services by
its two shareholders	$—	$50,463	$50,463
Recapitalization	—	—	348,964
Subscription receivable	—	—	50,000
Conversion of accounts payable and accrued liabilities
to notes payable	218,293	—	218,293
Purchase of land under capital lease	1,435,025	—	1,435,025

See accompanying notes to the condensed consolidated financial statements.

Table of Contents	5

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2013, may not be indicative of the results that may be expected for the year ending June 30, 2013.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Table of Contents	6

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

Notes Receivable – On August 31, 2010, the Company sold its wholly owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014, when the remaining principal balance of the note is due. The note is secured by all of the assets of Commission River Corporation. As of March 31, 2013, the note was current and had a remaining principal balance of $251,375, of which $97,092 is classified as “Notes receivable, current portion” on the balance sheet.

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

Equipment – Equipment is stated at cost less accumulated depreciation. At the time equipment is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to operations. Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred. The Equipment shown on the Condensed Consolidated Balance Sheets had not been placed into use as of March 31, 2013 and therefore no depreciation has been recognized at March 31, 2013.

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

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. All financial activity during the three months and nine months ended March 31, 2013 were denominated in United States dollars, therefore no translation of currency was required and there were no gains or losses on foreign currency transactions during the three months or nine months ended March 31, 2013. All material accounts of cash were being held in US dollar accounts at March 31, 2013.

Table of Contents	7

Share-Based Compensation – The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a lattice model that values the options based on probability weighted projections of the various potential outcomes. The intrinsic value, stock performance, stock volatility, vesting or exercise factors, and forfeiture variables, are all considerations under this model. During the three months and nine months ended March 31, 2013 the Company recorded share based compensation expense of $8,983 and $27,347 respectively and $0 for each of the same periods in 2012 and $76,269 since inception (July 5, 2011).

There were no new options granted or exercised during the three months ended March 31, 2013. We granted 670,000 options to officers and directors during the three months ended March 31, 2012.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share, where applicable, is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. All potential common shares, totaling 670,000 outstanding exercisable options, which would have an anti-dilutive effect on diluted per share loss amounts, are excluded in determining the diluted loss per common share.

Income Taxes - The Company accounts for income taxes under the asset and liability method of accounting for deferred taxes as prescribed under FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. See further discussion and disclosures in Note 8.

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

Table of Contents	8

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $728,130 for the nine month period ended March 31, 2013 and has an accumulated deficit of $1,351,668 since its inception (July 5, 2011).  The Company also used cash in operating activities of $485,301 during the nine month period ended March 31, 2013, and $1,038,471 since its inception.  At March 31, 2013, the Company had negative working capital of $507,344.  The Company is in default on Notes Payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RECAPITALIZATION

On March 31, 2012, Agricon, formerly BayHill Capital Corporation, and CPGL, and CPGL’s shareholders, Global Green Capacity Limited and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees, in return for 100% of the 75,000 issued and outstanding shares of CPGL stock (the “Share Exchange”). As a result, CPGL became a wholly-owned subsidiary of Agricon, and for accounting purposes, Agricon began operations on July 5, 2011 (date of inception of CPGL), as reflected in the Consolidated Financial Statements. The Share Exchange resulted in a change in control of the Company. The former CPGL stockholders, and designees, now own in the aggregate 65% of the outstanding shares of the Company’s common stock. In conjunction with the share exchange the Company changed its name from BayHill Capital Corporation to Agricon Global Corporation.

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

Table of Contents	9

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

NOTE 5 – UNSECURED NOTES PAYABLE TO RELATED PARTIES

The unsecured notes payable to present and past affiliates of the Company are related to legal fees, director fees, and unpaid salaries, from previous periods, that were converted into 12% unsecured notes payable with a maturity date of June 30, 2012. The notes were not paid at maturity, therefore the interest rate increased to 15% per annum. No affiliate has demanded payment. These notes consist of the following:

Note Holder	Amount
ClearWater Law and Governance Group, LLC	$3,783
James U Jensen	7,117
John M Knab	5,500
John D Thomas	6,000
Robert K Bench	24,500
Robyn Farnsworth	15,000
Total	$61,900

Additional accrued but unpaid director fees and unpaid salaries for the period ending December 31, 2012 were converted into 12% unsecured notes payable, at December 31, 2012. These new notes had a maturity date of March 31, 2013, but were not paid at maturity. These new notes consist of the following:

Note Holder	Amount
Lars Nielsen	$50,000
James U Jensen	24,843
Soren Jonassen	12,900
Stephen Abu	27,000
Rene Mikkelsen	17,800
Robert K Bench	60,500
Robyn Farnsworth	25,250
Total	$218,293

NOTE 6 – CAPITAL LEASE OBLIGATIONS

In December 2012 the Company acquired approximately 8,000 acres of agricultural land in the Shai Hills area of Ghana, West Africa. The lease requires total payments over nine (9) years of $1,954,840. The company paid the first year payment of $129,032, which included a payment at the acquisition date of $119,000 and a credit for $10,032 of costs and expenses advanced to the lessee by the Company during lease negotiations, which were expensed in prior periods. The lease has been accounted for as a capital lease. On the lease acquisition date, the present value of the minimum lease payments, calculated at a discount rate of 8%, was $1,435,025, which was booked as Land under capital lease at March 31, 2013. The following is a schedule by year of future minimum lease payments under the capital lease, together with the present value of the minimum lease payments as of March 31, 2013:

Table of Contents	10

Amount
2013	$200,000
2014	256,452
2015	248,387
2016	240,323
2017	232,258
Thereafter	648,388
Total minimum lease payments	1,825,808
Less: amount representing interest	509,783
Present value of lease payments	1,316,025
Less: current portion	94,718
Long-term portion	$1,221,307

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share. As of March 31, 2013, the Company had 18,374,841 common shares outstanding.

Preferred shares of 400,000 with a par value of $0.0001 have been authorized and no shares are issued or outstanding as of March 31, 2013.

During 2012, the Company conducted a private placement offering to a limited number of foreign investors under which the Company issued a total of 2,220,000 shares, of its common stock, at a price of fifty cents ($0.50) per share for a total of $1,110,000. Of the 2,220,000 shares sold by the Company 1,220,000 were sold prior to June 30, 2012. The remaining 1,000,000 were sold during the nine months ended March 31, 2013.

Initially CPGL issued 75,000 shares of its common stock, to two shareholders, for services relating to administrative and organizational costs totaling $50,463. It was these 75,000 shares that were exchanged for the newly issued 12,000,000 shares in the Share Exchange Agreement. See Note 4 – Recapitalization.

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

The Company did not recognize any interest or penalties related to income taxes for the three or nine months ended March 31, 2013 and 2012.

Table of Contents	11

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

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at March 31, 2013:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2013	Level 1	Level 2	Level 3
Land under capital lease	$1,435,025	$—	$—	$1,435,025

Total	$1,435,025	$—	$—	$1,435,025

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

Table of Contents	12

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

Table of Contents	13

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

Summary of Operations

Three months ended March 31, 2013

The Company generated no revenues from operations during the three months ended March 31, 2013.

During the three months ended March 31, 2013, our activities related to our continued negotiations of leases in Ghana totaling 20,000 acres, and acquiring 8,000 acres on which we plan to begin farming operations.

General and Administrative Expenses

General and administrative expenses were $251,009 and $672,618 for the three months and nine months ended March 31, 2013 respectively, all of which related to our search for land leases and negotiation activities.

Lease acquisition costs were $3,000 and $62,699 for the three months and nine months ended March 31, 2013 respectively. These represent costs and expenses directly relating to surveying and soil testing prospective land for possible acquisition or lease.

Period from Inception (July 5, 2011) through March 31, 2013

The Company generated no revenues from operations during the period from inception (July 5, 2011) through March 31, 2013. The general and administrative expenses of $991,598 related to its activities in the formation of the Company and its search and negotiation efforts to secure a lease to begin farming and agricultural operations in Ghana.

Lease acquisition costs of $371,662 relate to direct costs of surveying activities and soil testing prospective land for possible acquisition or lease.

Liquidity and Capital Resources

As of March 31, 2013 and June 30, 2012, we had cash on hand of $12,333 and $5,221, respectively, and total current liabilities exceeded total current assets by $507,387 and $158,121, respectively.

For the nine months ended March 31, 2013, we used cash in operating activities of $485,301.

Table of Contents	14

The company will need further funding to execute its plans to acquire leases and begin farming operations. It presently plans additional rounds of funding in the near future. If we are not able to raise the anticipated funds, the Company may not be able to continue its operations and continue with its business strategy.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at March 31, 2013 and June 30, 2012.

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

Table of Contents	15

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company had no legal proceedings at March 31, 2013.

Item 1A. Risk Factors

During the three months ended March 31, 2013 there were no material changes in the risk factors previously described in Form 10K filed with the SEC on September 21, 2012.

Table of Contents	17

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRICON GLOBAL CORPORATION

Date:	May 8, 2013	By:	/s/ Robert K Bench
Robert K Bench
President, Chief Financial Officer

Table of Contents	19