Form 10-K
period 2013-06-30
Agricon Global Corp
filed 2013-10-15
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                         ☑ Yes  ☐  No

Indicate by check mark if whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation

S-T during the preceding 12 months (or such shorter period that the registrant is required to submit and post such files).☑ Yes  ☐  No

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
     ☐ Yes  ☑  No

The aggregate number of shares held by non-affiliates of the registrant at June 30, 2013 was 8,919,392.  The market value of the common stock held by non-affiliates was $1,783,878, based on the closing bid price for the shares of common stock reported on the NASDAQ OTC Bulletin Board on June 30, 2013.  Shares held by each officer, each director and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates.

As of October 14, 2013, the registrant had 18,708,841 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

AGRICON GLOBAL CORPORATION

Unless otherwise indicated by the context, references herein to the “Company”, “Agricon”, “we”, “our” or “us” means Agricon Global Corporation, a Delaware corporation, and its corporate subsidiaries and predecessors.

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

Item 1.   Business

Company History

This filing includes the operations and balances of Agricon Global Corporation (formerly BayHill Capital Corporation) and its wholly-owned subsidiaries:  Canola Property Ghana Limited (“CPGL”), and Agricon SH Ghana Limited (“AGSH”), both Ghanaian companies, collectively “Agricon” or the “Company.” CPGL was incorporated under the laws of Ghana, on July 5, 2011. AGSH was incorporated under the laws of Ghana, on November 7, 2012. All of the Company’s business is conducted through CPGL and ASHG. The Company is in the development stage and its only business activities to date have been organizing the Company, acquiring all the shares of CPGL and locating appropriate land that might be leased for cultivating and harvesting agricultural products in Ghana through our wholly-owned subsidiary, CPGL.

On March 31, 2012, Agricon and CPGL, and its shareholders, Global Green Capacity Limited and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees.  In return, Agricon acquired 100% of the issued and outstanding shares of CPGL stock (the “Share Exchange and Purchase Agreement”).  As a result, CPGL became a wholly-owned subsidiary of Agricon.   The Share Exchange resulted in a change in control of the Company.  CPGL is now a wholly-owned subsidiary of Agricon and the former CPGL stockholders and designees now own in the aggregate 62% of the outstanding shares of common stock of the Company.  In conjunction with the share exchange the Company also changed its name to Agricon Global Corporation.

Accounting Effects of the Shares Exchange and Purchase Agreement

Beginning September 1, 2010 and continuing through March 31, 2012, Agricon was a non-operating public shell corporation with no significant assets.  The CPGL transaction allowed us to become an operating company with agricultural activities effective March 31, 2012.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805, “Business Combinations”, CPGL is considered the accounting acquiror in the Share Exchange.   Under current accounting guidance the Company determined that it was not a business for purposes of determining whether a business combination occurred upon the acquisition of the outstanding stock of CPGL resulting in CPGL becoming a wholly-owned subsidiary of Agricon.   The shareholders and management of CPGL gained operating control of the combined Company after the Share Exchange.  The acquisition was accounted for as the recapitalization of CPGL because, prior to the closing of the Share Exchange, the Company was a non-operating public shell corporation with no significant assets and liabilities.  Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of CPGL, restated for the effects of the restructured capital structure.

Opportunity and Strategy for Business in Ghana

There are four major reasons for our focus in Ghana:
1.	Availability of resources

a.	There is abundant agricultural land and water

b.	There is a large and capable labor force (English speaking)

c.	There is significant support and funding from world organizations

2.	Economics of resources

a.	The climate is amenable to production for up to three crops, rather than one crop per year

b.	Relatively low property costs

c.	Ghana has a substantial in-country demand and good proximity to the world markets

3.	There is a large and growing demand for sustainable food

a.	Ghana population of 24 million is expected to double by 2050

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

Agricon will focus on clearing, cultivating, harvesting, and selling its main cash crops in the first few years. The climate is conducive to growing maize (corn), rice, sunflowers, and soya, which can produce two crops without irrigation and three crops with irrigation per year.  Each of these food crops has a ready, very large and growing market, both within Ghana and for export to the world-wide market.  The properties we will attempt to lease and/or acquire are located within a short distance from Accra, the largest city in Ghana, Cape Coast, another large coastal city, and Tema, a large harbor city with an active port for easy access for shipping to world markets.

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

The maize and rice kernels, sunflower and soya oil to be produced will be intended mainly for the food industry and will require the highest possible quality standards. Processed residue from the oil production is a very good source of high protein for animal and fish feed production and can also be applied as organic fertilizer for soil improvement of the farm area.

The properties we have acquired and plan to lease have access to the electrical grid in Ghana; however, in addition to the government supply of electricity, to secure a reliable supply of electricity and heat (for drying) to the mill, a co-generation unit running on diesel fuel and perhaps vegetable oil will be part of a planned future processing facility. In the future, it is anticipated that the unit will also run on biogas from agricultural and other wastes using a technology co-developed by Schnell Motors. We anticipate the combined results of all these activities will replace imports, improve food security, and create direct and indirect employment.

         In addition to the growing and harvesting of the above mentioned crops, we also plan to plant wind breaks of about 10 km in length each for a total of about 1,000 hectares. The Company will plant Jatropha, from which we can press oil that can be used as a substitute for diesel. By growing Jatropha, we expect to cut the cost for buying diesel. Also fruit trees will be planted, to be sold at the local market. The wind breaks will also be used to place beehives, which will help raise the yield in the food crops, and at the same time give an additional high margin product to market along with the other products—honey. We will also expand our crops to include vegetables, which also are in high demand in Ghana.

In addition to access from the Government water canal, connected to the Volta River, lagoons will be constructed to hold water for irrigation. This will allow the Company to pump the same amount of water year around, to fill up the lagoons, which will also serve as fish ponds, for Tilapia (fish). This side production can possibly create an extra profit center over time. The by-products from the oil pressing process makes a very high protein fish food.

The Company is in the development stage and its business activities to date have been organizing the Company, locating appropriate land that might be leased or purchased for cultivating, and harvesting agricultural products.  The Company completed its first lease purchase transaction on December 13, 2012 of 8,000 acres in the Shai Hill area near Accra, the largest city in Ghana. The Company has made no material investments in equipment and infrastructure to date, but plans to begin clearing and cultivating land on its first lease during 2013. We plan to clear, cultivate, plant and produce primarily rotation crops such as maize (corn), rice, canola, sunflower, and soya. In future years we will add vegetables.  Our operations have not generated any revenues through June 30, 2013.  In order for us to continue as a going concern, we expect to obtain additional debt or equity financing. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Industry Conditions, Competition and Customers

Competition in Ghana

There are only a few larger scale producers of high quality maize, rice, and sunflower in Ghana. The competition for such products comes from the United States of America (“USA”),
Canada and Europe for the sunflower products, South America and the USA for maize. The available cost data of production in Ghana compared to the highly transparent global market prices for these commodities suggest that locally produced products, with similar quality, will allow for very good margins for our farm operations.

Customers

The demand for maize and food grade oils remains high throughout the world. Ghana imports over 70% of these products and with the high population growth expected over the next 30 years, this demand is expected to increase at an even higher rate.  The Company expects to sell into this local demand within Ghana and if there are sufficient supplies of products that are not readily marketable in Ghana, the surrounding countries in West Africa will offer a large and growing demand for the food crops the Company expects to produce.

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

Economic Outlook

The political transition to a democracy has been accompanied by relatively high economic growth (6%) and a more service-based economy. The Company believes that the country’s government is eager to make the agricultural sector more effective and competitive, but not to the detriment of the small scale farmers who are providing food to the country. We understand that the Government desires to slow down rural-urban migration, and to add more advanced (industrial) agricultural practices and local value addition in local communities such as that of our current farm property.  We understand further that the government will be supportive and helpful to outside investment in the agricultural sector.

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

Foreign Operations

All of our operations, in Ghana, are conducted through our wholly owned Ghanaian subsidiaries.  Ghana has for many years been one of the leading exporters of diamonds and precious metals.  The mining industry has operated successfully with many foreign corporations doing commerce in the free world market.  In recent years, Ghana has also been a major exporter of cocoa, one of its leading agricultural products, in which many foreign companies are successfully operating with the full support of the Ghanaian government.

We expect to operate along with the many other international companies doing successful commerce in an already well-established business environment.

The local currency is Ghana cedi, which is tied closely with the U.S. dollar.  Many transactions are actually transacted in U.S. dollars.  We will have both U.S. dollar and Ghana cedi bank accounts.  All cash on hand and cash receipts will be maintained in the U.S. dollar account until needed for Ghana cedi transactions or transferred back to the Company, at which time the U.S. dollars will be converted on an as needed basis, thus insuring almost no currency translation gains or losses.

English is the official language in Ghana. With the recent rise in the diamond, precious metals and cocoa industries, there are more and more trained Ghanaians that can be hired and there is an ample supply of capable, trainable human resources for future employees.

The Ghanaian government is very supportive of agricultural expansion by foreign companies that will bring capital, equipment, modern farming methods and technologies. In most cases the government has granted a five to ten year “tax holiday”, no import duty on agricultural equipment, and assistance where needed to obtain agricultural properties.  While no assurances can be given, the Company expects to take advantage of these conditions.

Employees

As of June 30, 2013, the Company and its subsidiaries had 6 employees, none of which are full time.

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

Item 1A. Risk Factors

Not required for smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 2.    Properties

Through our Ghanaian subsidiaries, we are in the process of negotiating long-term leases (50 years) on properties located in Ghana. In December 2012 we completed our first lease purchase of 8,000 acres. Two of the properties for which we are negotiating leases are located about 40 km from Tema, the main sea port harbor in the country, and four to five km from the Volta River. Another property is located to the west of Accra midway between Accra, the capital and largest city in Ghana and Cape Coast, another of the larger cities in Ghana. We believe the properties we plan to lease are in good, serviceable condition and are adequate for our needs. Once leases have been negotiated and executed, these properties will be cleared so the Company can begin planting its crops. We acquire interests in real property to support our operations.  We are not engaged in the business of acquiring real estate for investment purposes.

Item 3.    Legal Proceedings

There are no legal proceeding pending or threatened against the Company that management believes would have a material adverse effect on the financial position of the business of the Company.

Item 4.  Mine Safety Disclosure
Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “AGRC.”  The following table presents the high and low bid prices for the fiscal year ended June 30, 2013.    These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal year ended June 30, 2013	High	Low

Fourth quarter	$1.00	$0.20
Third quarter	$1.25	$0.61
Second quarter	$1.50	$1.00
First quarter	$1.01	$0.51

Holders

As of October 14, 2013 we had approximately 298 shareholders of record holding 18,708,841 shares of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not declared or paid a cash dividend on our common stock.  At the present time, our board of directors does not anticipate paying any dividends in the foreseeable future; rather, the board of directors intends to retain earnings that could be distributed, if any, to fund operations and develop our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company is required to measure and recognize compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards are measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period.

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

On June 7, 2013 we issued 500,000 shares of common stock, as part of its Shai Hills lease acquisition, to a company to which one of our officers is an owner.

On February 10, 2012 a majority of our shareholders approved an amendment to the Stock Incentive Plan to increase the share amount under the plan from 300,000 to 3,300,000.  As of June 30, 2013, we had made no awards under the Stock Incentive Plan.

The following table sets forth information regarding our equity compensation plans as of June 30, 2013:

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

The Company has issued non-qualified stock options outside of the Stock Incentive Plan to its officers and directors. The following table sets forth information concerning the outstanding non-qualified option awards to the indicated persons as of June 30, 2013.

Name and Principal Position			Option Exercise Price ($/Agricon Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, Other Rights That Have Not Vested (#)
	Number of Options Exercisable	Number of Options Unexer- cisable

Bob Bench President and CFO	200,000	400,000	$0.50	3/06/17	400,000	$80,000	–

Lars Nielsen VP and COO	--	300,000	$0.50	6/19/15	300,000	$60,000	–

Stephen Abu VP of Corporate Development	--	300,000	$0.50	6/19/15	300,000	$60,000	–

James Jensen Director	13,600	26,400	$0.50	3/06/17	16,400	$5,280	–

Rene Mikkelsen Director	10,200	19,800	$0.50	3/06/17	12,300	$3,960	–

Soren Jonassen Director	10,200	19,800	$0.50	5/09/17	12,300	$3,960	–

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2013, the Company issued 500,000 shares for expenses associated with the Shai Hills lease purchase and 200,000 shares under a subscription agreement at $0.50 per share, for which the Company received the cash during July 2013.  During the quarter ended December 31, 2012 the Company issued 1,000,000 shares for cash at $0.50 per share.  The Company relied on the statutory exemption from registration found in section 4.2 of the Securities Act and comparable Utah and Delaware state provisions and the provisions of Regulation S for offerings to non-U.S. persons.  The Company believes that all purchasers would have qualified as accredited investors to the extent that the offering was conducted under Regulation D.

Additionally, on March 31, 2012, the Company issued the 12 million shares to the shareholders of CPGL under the Share Exchange Agreement as described elsewhere herein.  On June 7, 2013, 366,000 shares relating to the exchange were returned to the Company and cancelled.  These shares were surrendered pursuant certain milestones not being met by one of the CPGL shareholders and as part of a negotiated mutual release.

Issuer Purchases of Equity Securities

Neither the Company nor any affiliated entity purchased any of our equity securities during the year ended June 30, 2013.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal year ended June 30, 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Summary

All of the Company’s business is conducted through its two subsidiaries, CPGL and ASHG.  The Company is in the development stage and its only activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products.  The Company signed its first lease purchase agreement on 8,000 acres on December 12, 2012.  The Company plans to locate and then lease undeveloped land, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as maize (corn), rice, canola, sunflower, and soya.

The Company has located and is in the process of negotiating terms on two additional separate properties. These two properties are 50 year leases of approximately 20,000 acres and 4,000 acres respectively. We have made no investments in land clearing equipment and infrastructure to date, but, subject to having adequate financing, plan to begin clearing and cultivating land covered under the first lease that has been consummated and recorded. We believe these properties are suitable for large scale food crop farming and plan to plant and produce primarily rotation crops such as maize (corn), rice, canola, sunflower, and soya.

Results of Operations

 The Company’s operations include the operations of CPGL from July 5, 2011 (date of inception), the operations of Agricon from March 31, 2012 (date of the reverse merger), and the operations of AGSH from December 12, 2012 (date of inception), through June 30, 2013.

During the year ended June 30, 2013, the Company had a Net Loss of $1,653,847, which consisted of revenues of $0, selling, general and administrative expenses of $839,795, costs relating to finding appropriate properties of $690,699, and $123,353 of other expenses.

Subject to adequate financing, the Company anticipates planting and harvesting its first crops in the fiscal year ended June 30, 2014, during which period, it will begin generating revenue.

General and administrative expenses consist mainly of executive compensation, consulting, legal and accounting fees.  These expenses are expected to increase as the Company grows.

Most of management’s time and expenses are related to finding appropriate properties for agricultural use.   Now that the Company has acquired its first property and located two additional potential leases, the lease acquisition costs are expected to increase in future periods.

Liquidity and Capital Resources

Cash flows from the issuances of common stock for cash, were sufficient to meet our working capital requirements for the period from July 5, 2011 (date of inception) through June 30, 2013, but will not likely be sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $623,538 and $1,653,847 in net losses, and we used $553,170 and $533,778 in cash for operations for the periods ended June 30, 2012 and 2013 respectively. Investing activities used $1,609 for the period ended June 30, 2012 and provided $35,327 during the period ended June 30, 2013.  Net cash generated from financing activities for the period ended June 30, 2012 and 2013 was $560,000 and $498,000 respectively.  As of June 30, 2013, our current liabilities of $807,458 exceeded our current assets of $254,407 by $553,051. We were also in default on the payment of our Notes payable at June 30, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

In order for us to continue as a going concern, we hope to obtain additional debt or equity financing. We are regularly and continually seeking additional funding from investors and from time to time we are in various stages of negotiations.  Nonetheless, to date we have not accomplished a financing of the size needed to put the Company on a stable operating basis. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, or that those actions will produce adequate cash flow to enable us to meet our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

We had $100,000 for stock subscription receivables as of June 30, 2013.  The $100,000 was collected during July 2013.

Summary of Material Contractual Commitments

In December 2012 the Company acquired approximately 8,000 acres of agricultural land in the Shai Hills area of Ghana, West Africa. The lease requires total payments over nine (9) years of $1,954,840.  The Company paid the first year payment of $129,032, which included a payment at the acquisition date of $119,000 and a credit for $10,032 of costs and expenses advanced to the lessee by the Company during lease negotiations, which were expensed in prior periods. The lease has been accounted for as a capital lease.  On the lease acquisition date, the present value of the minimum lease payments was $1,055,575, which was booked as Land under capital lease.

On December 29, 2012, we entered into a contract to pay a company, of which one of our senior managers is a principal, 500,000 shares of common stock and assigned a carried interest of two and one-half percent (2.5%) of Net Farm Operations Revenue, for the first five years that the farm is in operations. The 500,000 shares were issued on June 7, 2013. The Company has agreed to issue an additional 500,000 shares of common stock, to the same company, if it is able to negotiate and consummate a lease on the Apam properties before June 30, 2014.

Off-Balance Sheet Financing Arrangements

The Company has no off-balance sheet financing arrangements as of June 30, 2013.

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

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2013 and 2012	F-3

Consolidated Statements of Operations for the Year Ended
June 30, 2013, for the Period from Inception (July 5, 2011)
through June 30, 2012, and for the Period from Inception
(July 5, 2011) through June 30, 2013	F-4

Consolidated Statement of Stockholders’ Equity for the
Period from Inception (July 5, 2011) through June 30, 2013	F-5

Consolidated Statement of Cash Flows for the Year Ended
June 30, 2013, for the Period from Inception (July 5, 2011)
through June 30, 2012, and for the Period from Inception
(July 5, 2011) through June 30, 2013	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Agricon Global Corporation
South Jordan, Utah

We have audited the accompanying consolidated balance sheets of Agricon Global Corporation and Subsidiary (the “Company”) (a development stage company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 2013 and for the period from July 5, 2011 (inception) through June 30, 2012. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agricon Global Corporation and Subsidiary as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the year ended June 30, 2013 and for the period from July 5, 2011 (inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced circumstances that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
EKS&H LLLP

October 14, 2013
Denver, Colorado

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

CONSOLIDATED BALANCE SHEETS

	June 30	June 30,
	2013	2012
ASSETS
Current Assets
Cash	$4,770	$5,221
Prepaid expenses	833	-
Subscriptions receivable	100,000	50,000
Notes receivable, current portion	148,804	93,227
Total current assets	254,407	148,448

Equipment	32,785	24,884
Land under capital lease	1,055,575	-
Notes receivable, net of current portion	128,657	227,462

Total Assets	$1,471,424	$400,794

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$61,912	$166,551
Accounts payable, related parties	181,631	-
Accrued liabilities	229,730	78,118
Unsecured notes payable, related parties	280,193	61,900
Secured convertible notes payable, related parties, net of discount of $44,424	22,576	-
Current portion of capital lease obligation	31,416	-
Total current liabilities	807,458	306,569

Capital lease obligations, net of current portion	905,159	-

Total Liabilities	$1,712,617	$306,569

Commitments and Contengiencies (see note 13 to the financial statements)
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
18,708,841 shares issued and outstanding at June 30, 2013 and
17,374,841 shares issued and outstanding at June 30, 2012	1,871	1,737
Additional paid-in capital	2,034,321	716,026
Deficit accumulated during developmental stage	(2,277,385)	(623,538)
Total stockholders' (deficit) equity	(241,193)	94,225

Total Liabilities and Stockholders' (Deficit) Equity	$1,471,424	$400,794

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,	For the Period from Inception (July 5, 2011) through June 30,
	2013	2012	2013
Operating Expenses:
Selling, general and administrative	$(839,795)	$(281,975)	$(1,121,770)
Lease acquisition costs	(690,699)	(345,967)	(1,036,666)
Total Operating Expenses	(1,530,494)	(627,942)	(2,158,436)

Loss from Operations	(1,530,494)	(627,942)	(2,158,436)

Other Income and Expense:
Interest income	27,619	6,725	34,344
Interest expense	(150,972)	(2,321)	(153,293)
Total Other Income and Expense	(123,353)	4,404	(118,949)

Net Loss	$(1,653,847)	$(623,538)	$(2,277,385)

Basic and diluted loss per common share	$(0.09)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	18,034,792	7,461,855

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
					Additional	Deficit Accumulated
	Preferred Stock		Common Stock		Paid-in	During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at July 5, 2011 (Date of Inception)	-	$-	4,154,841	$415	$17,893,908	$(17,621,882)	$272,441

Issuance of stock for acquisition of CPGL in share exchange	-	-	12,000,000	1,200	(1,200)	-	-
Issuance of stock for services in stock acquisition of CPGL	-	-	-	-	50,463	-	50,463
Elimination of accumulated deficit of Agricon in restatement of equity	-	-	-	-	(17,885,945)	17,885,945	-
Issuance of stock for cash	-	-	1,220,000	122	609,878	-	610,000
Share-based compensation from issuance of options	-	-	-	-	48,922	-	48,922
Net loss of Agricon prior to restatement of equity	-	-	-	-	-	(264,063)	(264,063)
Net loss	-	-	-	-	-	(623,538)	(623,538)

Balance at June 30, 2012	-	$-	17,374,841	$1,737	$716,026	$(623,538)	$94,225

Issuance of stock for cash	-	-	1,000,000	100	499,900	-	500,000
Issuance of stock for subscription receivable	-	-	200,000	20	89,980	-	90,000
Share-based compensation from issuance of options and stock	-	-	500,000	50	661,379	-	661,429
Cancellation of shares	-	-	(366,000)	(36)	36	-	-
Beneficial conversion feature	-	-	-	-	67,000	-	67,000
Net loss	-	-	-	-	-	(1,653,847)	(1,653,847)

Balance at June 30, 2013	-	$-	18,708,841	$1,871	$2,034,321	$(2,277,385)	$(241,193)

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,	For the Period from Inception (July 5, 2011) through June 30,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(1,653,847)	$(623,538)	$(2,277,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	661,429	48,922	710,351
Accretion of debt discount	22,576	-	22,576
Common stock issued for services	-	50,463	50,463
Changes in operating assets and liabilities:
Prepaid expenses	(833)	5,000	4,167
Accounts payable	36,261	60,445	96,706
Accounts payable, related parties	181,631	-	181,631
Accrued liabilities	219,005	(94,462)	124,543
Net Cash Used in Operating Activities	(533,778)	(553,170)	(1,086,948)

Cash Flows From Investing Activities
Advance to vendor	(50,000)	-	(50,000)
Principal payments on notes receivable	93,228	23,275	116,503
Purchase of equipment	(7,901)	(24,884)	(32,785)
Net Cash Provided by Investing Activities	35,327	(1,609)	33,718

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	550,000	560,000	1,110,000
Proceeds from issuance of secured convertible
notes payable, related parties	67,000	-	67,000
Payment on capital lease obligation	(119,000)	-	(119,000)
Net Cash Provided by Financing Activities	498,000	560,000	1,058,000

Net (Decrease) Increase in Cash and Cash Equivalents	(451)	5,221	4,770
Cash at Beginning of Period	5,221	-	-
Cash at End of Period	$4,770	$5,221	$4,770

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)

	For the Year Ended June 30,	For the Period from Inception (July 5, 2011) through June 30,
	2013	2012	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Noncash Investing and Financing activities:
The Company issued 12,000,000 shares of its Common
Stock for all of the issued and outstanding stock of
CPGL (see Note 5 - Recapitalization)	$-	$50,463	$50,463
Recapitalization	-	348,964	348,964
Subscription receivable	100,000	50,000	150,000
Conversion of accounts payable and accrued liabilities
to notes payable	218,293	-	218,293
Purchase of land under capital lease	1,055,575	-	1,055,575
Benficial conversion feature on notes payable	67,000	-	67,000
Cancellation of shares of common stock	36	-	36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation (formerly BayHill Capital Corporation) and its wholly-owned subsidiaries Canola Properties Ghana Limited, (“CPGL”), and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies collectively “Agricon” or the “Company.”  CPGL and ASHG were incorporated under the laws of Ghana on July 5, 2011 and November 7, 2012 respectively.  Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — All of the Company’s business is conducted through its two wholly- owned subsidiaries CPGL and ASHG.  The Company is in the development stage and its business activities to date have been organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  The Company completed its first lease transaction on December 13, 2012 of 8,000 acres in the Shai Hill area near Accra, the largest city in Ghana. We plan to begin clearing and cultivating the land included in the first lease purchase during 2013.

The Company plans to locate and then lease additional undeveloped land in Ghana, West Africa, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as rice, maize (corn), canola, sunflower, and soya.  The Company has located and began preliminary negotiations for two additional leases for approximately 20,000 acres of land and we expect to enter into 50 year leases for these parcels of land.  Assuming that the Company completes these lease transactions—of which there can be no assurance, we expect to stake, demarcate and survey the land and ready the leases for recording with the Ghana government.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,653,847 for the year ended June 30, 2013 and has an accumulated deficit of $2,277,385 at June 30, 2013.  The Company also used cash in operating activities of $533,778 during the year ended June 30, 2013.  At June 30, 2013, the Company has negative working capital of $553,051.  The Company is in default on notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order for us to continue as a going concern, we expect to obtain additional debt or equity financing. We are regularly and continually seeking additional funding from investors and from time to time we are in various stages of negotiations.  Nonetheless, to date we have not accomplished a financing of the size needed to put the Company on a stable operating basis. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to attain positive cash flow operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include estimated future value of leased properties, realizability of notes receivable, and realizability of deferred tax assets. Actual results could differ from those estimates.

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

Notes Receivable – The Company has two notes receivable, the portions that the Company expects to collect during the 12 months subsequent to June 30, 2013 are classified as “Notes receivable, current portion” and the balance of the notes receivable is classified as “Notes receivable, net of current portion” in the financial statements. See further discussion and disclosure in Note 4.

Agricultural Land and Lease Acquisition Costs–The Company expenses all costs relating to land and lease acquisition activities until the actual acquisition or until the lease has been executed. The land purchase price is then capitalized and re-evaluated periodically for any valuation allowance required. Lease payments are capitalized and amortized over the appropriate lease period.  Costs of land clearing and preparation are expensed as incurred.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There is no interest or penalties recognized in the statement of operations or accrued as of June 30, 2013. Tax years that remain subject to examination include 2009 through the current year.  See further discussion and disclosures in Note 11.

Equipment – Equipment is stated at cost less accumulated depreciation. At the time equipment is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to operations.  Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred. The Equipment shown on the Consolidated Balance Sheets had not been placed into use as of June 30, 2013 and therefore no depreciation has been recognized at June 30, 2013.

Depreciation of property and equipment is calculated using the straight-line method. No depreciation was recorded during the period ended June 30, 2013 since the equipment has not yet been placed in service.

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

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. All financial activity during the years ended June 30, 2013 and 2012 were denominated in United States dollars, therefore no translation of currency was required and there were no gains or losses on foreign currency transactions during the years then ended.  All material accounts of cash were being held in US dollar accounts at June 30, 2013.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially dilutive issuable common shares.  For the period ended June 30, 2013, there were 1,300,000 unexercised options, 223,333 shares related to the secured convertible notes payable to related parties, and 500,000 shares that may be issued for the consummation of the Apam lease, that were excluded from the net loss per common share calculation.

Share-Based Compensation – The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a lattice model that values the options based on probability weighted projections of the various potential outcomes. The intrinsic value, stock performance, stock volatility, vesting or exercise factors, and forfeiture variables, are all considerations under this model.  If stock grants are related to a future performance condition, the Company recognizes compensation expense when the performance condition, leading to the issuance, becomes probable of occuring.

Recent Accounting Pronouncements –

Comprehensive Income – In June 2011, the FASB issued authoritative guidance regarding the presentation of comprehensive income. This guidance provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements – In May 2011, the FASB issued authoritative guidance regarding fair value measurements. This guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. It also clarifies the FASB’s intent on the application of existing fair value measurement requirements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – NOTES RECEIVABLE

On August 31, 2010, the Company sold its wholly-owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014, when the remaining principal balance of the note is due.  The note is secured by all of the assets of Commission River Corporation. As of June 30, 2013, the note was current and has a remaining principal balance of $227,461, of which $98,804 is classified as “Notes receivable, current portion”, on the balance sheet.

On April 24, 2013, the Company advanced Waterfall Mountain LLC, an unrelated party, $50,000 in the form of a short-term unsecured note receivable with a maturity date of September 15, 2013, which was extended to October 15, 2013, to fund their future participation in Agricon related projects in Ghana.  This entire note is classified as “Notes receivable, current portion” on the balance sheet.

NOTE 5 – RECAPITALIZATION

On March 31, 2012, Agricon, formerly BayHill Capital Corporation, and CPGL, and CPGL’s shareholders, Global Green Capacity Limited and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees, in return for 100% of the 75,000 issued and outstanding shares of CPGL stock (the “Share Exchange”).  As a result, CPGL became a wholly-owned subsidiary of Agricon, and for accounting purposes, Agricon began operations on July 5, 2011 (date of inception of CPGL), as reflected in the Consolidated Financial Statements.   The Share Exchange resulted in a change in control of the Company.  The former CPGL stockholders, and designees, now own in the aggregate 62% of the outstanding shares of the Company’s common stock.  In conjunction with the share exchange the Company changed its name from BayHill Capital Corporation to Agricon Global Corporation.

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

NOTE 6– UNSECURED NOTES PAYABLE TO RELATED PARTIES

The unsecured notes payable to present and past affiliates of the Company are related to legal fees, director fees, and unpaid salaries that were converted into notes payable with interest rates ranging from 12% to 18%. The notes were not paid at their maturity dates and the Company is in default on the notes.  Interest accrues at 18% while the notes are in default. No affiliate has demanded payment.  The notes are classified as current liabilities. These notes consist of the following:

	June 30,
Note Holder	2013	2012

ClearWater Law and Governance Group, LLC	$3,783	$3,783
James U Jensen	31,960	7,117
Soren Jonassen	12,900	-
Rene Mikkelsen	17,800	-
Robert K. Bench	85,000	24,500
Lars Nielsen	50,000	-
Stephen Abu	27,000	-
Robyn Farnsworth	40,252	15,000
John M Knab	5,500	5,500
John D Thomas	6,000	6,000
Total	$280,193	$61,900

NOTE 7 – SECURED CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On April 29, 2013, the Company borrowed $67,000 from two companies that are affiliates of two of the Company’s officers.  One of the note holders is a company which is owned and controlled by an officer of the Company and the other note holder is controlled by adult children of an officer of the Company. The Notes bear interest at 10% per quarter and mature on October 30, 2013; the notes are classified as current liabilities on the balance sheets.  The notes are secured by the assets of the Company.  The notes and accrued interest are payable, at the Company’s option, in cash or by the issuance of shares of common stock of the Company at $0.30 per share in payment of the principal of the notes and $0.50 per share for the payment of accrued but unpaid interest.  The fair value of the stock at the commitment date was $1.00 per share.  The conversion price is not subject to re-pricing, and as such, these notes were deemed to be conventional convertible debt. As a result, a beneficial conversion feature was recorded in additional paid-in capital for $67,000 and the note payable was reduced by a debt discount of $67,000.  The debt discount is accreted over the six-month term.  For the period ended June 30, 2013, accretion expense on the debt discount was $22,576.  As of June 30, 2013, the convertible notes payable, net of the discount of $44,424, was $22,576.

NOTE 8 – CAPITAL LEASE OBLIGATIONS

In December 2012 the Company acquired approximately 8,000 acres of agricultural land in the Shai Hills area of Ghana, West Africa. The lease requires total payments over nine (9) years of $1,954,840.  The Company paid the first year payment of $129,032, which included a payment at the acquisition date of $119,000 and a credit for $10,032 of costs and expenses advanced to the lessee by the Company during lease negotiations, which were expensed in prior periods. The lease has been accounted for as a capital lease.  On the lease acquisition date, the present value of the minimum lease payments, calculated at a discount rate of 18%, was $1,055,575, which was booked as Land under capital lease at June 30, 2013. The following is a schedule by year of future minimum lease payments under the capital lease, together with the present value of the minimum lease payments as of June 30, 2013:

June 30,	Amount
2014	$200,000
2015	256,452
2016	248,387
2017	240,323
2018	232,258
Thereafter	648,388
Total minimum lease payments	1,825,808
Less: amount representing interest	(889,233)
Present value of lease payments	936,575
Less: current portion	(31,416)
Long-term portion	$905,159

For the Quarters ended December 31, 2012 and March 31, 2013, the Company used a discount rate of 8% to calculate the present value of lease payments and interest. Management determined that a rate of 18% was more reflective of the cost of our capital and therefore made the appropriate change for the year ended June 30, 2013.  The following is a schedule showing the effect of this change for the two reporting periods ended December 31, 2012 and March 31, 2013 on a pro forma basis had the 18% discount rate been used:

	Corrected Amount	Amount Recorded
	at 18% Discount Rate	at 8% Discount Rate	Difference
For Quarter ended December 31, 2012
Balance Sheet
Land Under Capital Lease	$1,055,575	$1,435,025	$(379,450)
Capital Lease Obligation	(936,575)	(1,316,025)	379,450
Statement of Operations
Net loss for the 3 months ended December 31, 2012	246,401	238,087	8,314
Net loss for the 9 months ended December 31, 2013	$480,239	$471,925	$8,314

For Quarter ended March 31, 2013
Balance Sheet
Land Under Capital Lease	$1,055,575	$1,435,025	$(379,450)
Capital Lease Obligation	(936,575)	(1,316,025)	379,450
Statement of Operations
Net loss for the 3 months ended March 31, 2013	297,774	256,205	41,569
Net loss for the 9 months ended March 31, 2013	$778,013	$728,130	$49,883

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company's capitalization is 100,000,000 common shares authorized, with a par value of $0.0001 per share. At June 30, 2013, the Company had 18,708,841 common shares outstanding.

Preferred shares of 400,000 with a par value of $0.0001 have been authorized and no shares are issued or outstanding at June 30, 2013.

The Company conducted a private placement offering to a limited number of foreign investors under which the Company issued a total of 1,200,000 and 1,220,000 shares, of its common stock, at a price of fifty cents ($0.50) per share during the years ended June 30, 2013 and 2012, respectively.

The Company issued 500,000 shares of common stock, at the then current market price of $1.25 per share, as part of its Shai Hills lease acquisition costs during the year ended June 30, 2013.  The Company expensed this payment in the amount of $625,000, which is included in Lease acquisition costs in its financial statements.

During the quarter ended June 30, 2013, the Company issued 200,000 shares under a subscription agreement at $0.50 per share, for which the Company received the cash during July 2013.

On or about March 31, 2012, the Company issued 12,000,000 shares in the Share Exchange Agreement. On June 7, 2013, 366,000 shares relating to the exchange were returned to the Company and cancelled.  These shares were surrendered pursuant certain milestones not being met by one of the CPGL shareholders and as part of a negotiated mutual release.  See Note 5 – Recapitalization.

NOTE 10 – SHARE BASED COMPENSATION

As part of our board of director’s compensation plan, we granted non-qualified options to our three outside directors, during the year ended June 30, 2012, as follows:

		Option	Exercise	Years to
Name	Grant Date	Shares	Price	Exercise
James Jensen	March 6, 2012	40,000	$0.50	5
Rene Mikkelsen	March 6, 2012	30,000	$0.50	5
Soren Jonassen	May 9, 2012	30,000	$0.50	5

The exercise price, $0.50 per share, for these options was based on the same price per share as our $610,000 private placement of 1,220,000 shares that were sold in arms-length transactions to non-affiliated third parties. These non-qualified options have a vesting schedule with the following major vesting components: 25% vest on July 1, 2012, 3% vest on the last day of each calendar quarter thereafter, accelerated vesting occurs upon the following events: 50% upon the Company closing one or more rounds of financing of $7 million or more, 25% on the last day of each quarter that the Company’s common stock trades, for a three month rolling average, above $1.50 per share, and 25% for each 5,000 hectares of property put into production. None of these acceleration events has occurred to date and there can be no assurance that any such event will occur in the future.

As part of our compensation plan, we granted non-qualified options to management, during the period ended June 30, 2012, as follows:
		Option	Exercise	Years to
Name	Grant Date	Shares	Price	Exercise
Peter Moeller	March 6, 2012	400,000	$0.50	5
Robert Bench	March 6, 2012	600,000	$0.50	5
Lars Nielsen	June 19, 2012	300,000	$0.50	3
Stephen Abu	June 19, 2012	300,000	$0.50	3

On March 6, 2012, we granted Robert K Bench, our President non-qualified options to purchase 600,000 shares of common stock at an exercise price of $0.50 per share, exercisable for a period of five years.  Of these options, 200,000 vested upon the completion of the Share Exchange on March 31, 2012.

On June 19, 2012, we granted Lars Nielsen, our COO, and Stephen Abu, our Vice President Corporate Development, non-qualified options to purchase 300,000 shares each of common stock at an exercise price of $0.50 per share, exercisable for a period of three years.  There are a number of restrictions on these options that are required to be met before they become exercisable. The exercise price for these non-qualified options was based on the same price per share as our $610,000 private placement of 1,220,000 shares sold in arms-length transactions to non-affiliated third parties. The remainder of these 1,000,000 non-qualified options,  (Bench—400,000; Nielsen—300,000; and Abu—300,000) have a vesting schedule with the following major vesting components: no options vest until the Company has raised at least $7 million in one or more rounds of funding, at which time 50% of the options vest, 25% vest on the last day of each quarter that the Company’s common stock trades, for a three month rolling average, above $1.50 per share, and 25% for each 5,000 hectares of property put into production. As of June 30, 2013 none of these vesting components had been accomplished and no options to Mr. Abu or Nielsen had vested. None of these acceleration events has occurred to date and there can be no assurance that any such event will occur in the future.

On March 31, 2012, Peter Moeller’s position as CEO of the Company was terminated and his options to purchase 400,000 common shares were forfeited.

A summary of the status of the non-qualified stock options at June 30, 2013 and 2012 are as follows:
			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Life	Value
Outstanding at July 5, 2011
(date of inception)	0	$-
Granted	1,700,000	0.50
Exercised	0	-
Expired	(400,000)	0.50
Outstanding at June 30, 2012	1,300,000	$0.50	4.08	$325,000
Granted	0	-
Exercised	0	-
Expired	0	-
Outstanding at June 30, 2013	1,300,000	$0.50	3.08	$325,000

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

Share-based compensation, from issuance of stock and granted stock options, recorded during the period ended June 30, 2013 was $661,429, and is reported as general and administrative expense in the accompanying consolidated statements of operations.  As of June 30, 2013, there is $107,596 of unrecognized compensation cost related to stock-based payments that will be recognized over a period of 4 years.

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

One June 7, 2013 the Company issued 500,000 shares of common stock, to a company owned by an employee, at the then current market price of $1.25 per share, as part of its Shai Hills lease acquisition costs during the year ended June 30, 2013.  The Company has agreed to issue an additional 500,000 shares of common stock, to that company, if it is able to negotiate, consummate, and record a lease on the Apam properties before June 30, 2014. As of June 30, 2013, no compensation expense has been recognized on these shares as the performance conditions are not expected to be satisfied.

NOTE 11 – INCOME TAXES

Operating losses for the years ended June 30, 2013 and 2012 were $849,408 and $227,171 relating to domestic operations and $804,439 and $396,367 relating to foreign operations, respectively.

We had approximately $3,886,598 and $805,393 of net operating loss carry forwards as of June 30, 2013 and June 30, 2012, respectively, which are comprised of $646,788 and $204,668 of U.S. federal and $2,039,910 and $204,568 state net operating losses, respectively, which expire in varying amounts beginning 2032, if unused. The Company also has net operating losses related to its Ghana operations of $1,199,900 and $396,157 as of June 30, 2013 and 2012, respectively, which begin to expire in 2018; however, there is a tax holiday for our agriculture operations in Ghana and therefore there is no future tax benefit for the losses.

As discussed in note 5 to these consolidated financial statements, a change in our ownership of more than 50% occurred during the year ended June 30, 2012. The annual utilization of the net operating carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.  As a result the provisions of Section 382 caused $6,445,902 of prior net operating losses to become permanently restricted.

The temporary differences and carry forwards which give rise to the deferred income tax assets are as follows:

	For the Years Ended
	June 30,
	2013	2012

Accrued compensation	$104,176	$23,089
Issuance of non-qualified stock options	31,836	18,248
Other	21,573	3,767
Net operating loss carry forwards	287,225	76,338
Debt discount on beneficial conversion feature	(16,570)	-
Valuation allowance	(444,810)	(121,442)
Net long-term deferred tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:
	For the Years Ended
	June 30,
	2013	2012

Income tax benefit at the statutory rate	$(562,308)	$(77,238)
State income taxes, net of federal benefit	(28,131)	(7,598)
Foreign rate differential	273,202	134,764
Change in valuation allowance	265,743	(2,200,026)
Change in net operating loss carry forwards	25,896	2,284,862
Debt discount on beneficial conversion feature	24,991	-
Other	607	-
Deferred income tax expense	$-	$-

NOTE 12 – FAIR VALUE MEASUREMENTS

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
b) Quoted prices for identical or similar assets or liabilities in non-active markets; or
c)Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at June 30, 2013.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2013	Level 1	Level 2	Level 3
Land under capital lease	$1,055,575	$-	$-	$1,055,575

Total	$1,055,575	$-	$-	$1,055,575

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

NOTE 13 – Commitments and Contingencies

The Company issued 500,000 shares of common stock, and assigned a carried interest, in the Shai Hills property, of two and one-half percent (2.5%) of net farm operations revenue, as part of its acquisition of the Shai Hills lease during the year ended June 30, 2013.  The Company has agreed to issue an addition 500,000 shares of common stock, and the same carried interest in the Apam properties, if it is able to negotiate and consummate a lease on the Apam properties before June 30, 2014.

NOTE 14 – Subsequent Events

On July 10, 2013 the Company announced the election of Peter Opata as a new director and Allan Kronborg, as an advisory board member and also as a business consultant to the Company. On July 31, 2013, as part of our board of director’s compensation plan, we granted non-qualified options to our four outside directors and Mr. Kronborg as follows:

		Option	Exercise	Years to
Name	Grant Date	Shares	Price	Exercise
James Jensen	July 10, 2013	40,000	$0.32	5
Rene Mikkelsen	July 10, 2013	30,000	$0.32	5
Soren Jonassen	July 10, 2013	30,000	$0.32	5
Peter Opata	July 10, 2013	30,000	$0.32	5
Allan Kronborg	July 10, 2013	30,000	$0.32	5

The exercise price, $0.32 per share, for these options was based on the volume weighted average price per share, for the previous five trading days from the Grant Date of the Company’s common stock.

On August 19, 2013 the board of directors of the Company elected Mr. Allan Kronborg as the Chief Executive Officer (CEO).  We also granted non-qualified options to our four senior managers as follows:

		Option	Exercise	Years to
Name	Grant Date	Shares	Price	Exercise
Allan Kronborg	August 19, 2013	2,000,000	$0.68	5
Robert Bench	August 19, 2013	2,000,000	$0.68	5
Lars Nielsen	August 19, 2013	1,000,000	$0.68	5
Stephen Abu	August 19, 2013	1,000,000	$0.68	5

The exercise price, $0.68 per share, for these options was based on the volume weighted average price per share, for the previous five trading days from Grant Date of the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, who is also our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party review of our controls and procedures, concluded that as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Since our President and Chief Financial Officer is the same person, our board of directors has engaged a qualified outside third party to participate in the review of our controls and procedures.

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

Management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As part of this assessment management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. In addition, the recent expanding of our international activities has put an additional strain on the limited financial staff. Based on this assessment, management concluded that as of June 30, 2013, we had a material weakness in our internal control over financial reporting because of the lack of segregation of duties and the limited technical accounting capabilities. In July 2013 we engaged a third party service provider with the necessary financial expertise to provide an independent review and additional oversight of financial reporting. Additionally, in August 2013, the Company hired a Chief Executive Officer, which added another layer of segregation of duties. Management believes these changes and additions to its staff will enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our board of directors is responsible for the overall management of the company and appoints the executive officers who are responsible for administering our day-to-day operations.  Our executive officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.  The following table identifies our directors and officers as of August 20, 2013.
Name	Age	Position
Allan Kronborg	51	Chief Executive Officer and Director
Robert K. Bench	63	President, Chief Financial Officer and Director
Lars Nielsen	44	Chief Operating Officer
Stephen Abu	39	Vice President Corporate Development
James U. Jensen	69	Director, Chairman
Rene Dyhring Mikkelsen	46	Director
Soren Jonassen	46	Director
Peter Opata	45	Director

Allan Kronborg, age 51, was elected as the Chief Executive Officer, in August 2013. He was educated in mechanical and energy engineering. From 1986 through 1997 he served in various senior management positions in companies with international operations, and in 1997 formed his own healthcare company. He is an active entrepreneur with interests and experience in real estate and starting companies and running their operations in China, Czech Republic, Lithuania, Sweden, Norway, and Denmark. He has recently taken an interest in the business and growth opportunities in Ghana.

Robert K. Bench, age 63, has served as our President and Chief Financial Officer since October 2007 and as a member of our board of directors since December 2007.  Mr. Bench was a founder and since April 1999 has been a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”). From January 2005 until April 2007, he also served as the Chief Financial Officer of Innuity, Inc. (INNU), software as a service company that delivers applications for small business. From November 2000 until August 2004, he also served as Chief Financial Officer of The SCO Group (SCOX), a developer and marketer of software applications and operating systems. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

Lars Nielsen, age 44, was educated as farm manager, and served as such for over 10 years. At the same time, and after he was involved in farm start-ups in mainly Eastern European countries, at a time they were developing large scale agricultural projects. The main focus was primary setup of machinery, equipment and agriculture crop rotation. The past 11 years he has been in distribution of GPS equipment and agriculture machinery, with his own dealerships for these and other products. He is also a partner in Africa Turnkey Aps, which the company will engage in a strategic alliance for the joint purchasing and logistics of setting up the farming operations.

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

James U. Jensen, age 69, has served as the Chairman of our board of directors since December 2007. Mr. Jensen currently is the Managing Member and Chief Executive Officer of ClearWater Law & Governance Group, LLC and has a private law practice. He also serves as the Independent Board Chairman for the Wasatch Funds; a family of 18 mutual funds managed by Wasatch Advisors, Inc., and has served as a director of Wasatch Funds since they were organized in 1990. Recently Mr. Jensen joined as an independent director on the board of the mutual fund, Northern Lights Fund Trust III.  Mr. Jensen is an outside director at the University of Utah Research Foundation and is a director of the Utah Chapter of the National Association of Corporate Directors. From 1986 to 2001, Mr. Jensen served as a director, and from 1991 to 2004 as Vice President, General Counsel, and Secretary, of NPS Pharmaceuticals, Inc., a public biotechnology company. He currently serves as the Court appointed Distribution Agent in the matter of SEC v. Wolfsen in the United States District Court for the Northern District of Utah.  He graduated from the University of Utah, served a Fulbright Grant in Mexico and received his J.D. and M.B.A. degrees from Columbia University. He was a law clerk to Judge David T. Lewis, the Chief Judge of the 10th Circuit U.S. Court of Appeals.

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

Soren Jonassen, age 46, Mr. Jonassen is an experienced professional with over 25 years in audit profession in Denmark. He was appointed as a certified public accountant in 1996 and served as audit manager in Arthur Andersen until 1996 and has been serving as audit partner in Crowe Horwath Denmark since 1996. Mr. Jonassen is a CPA and holds a degree of master in business economy from Copenhagen Business School. Mr. Jonassen has served as CEO of Crowe Horwath where he was also International liaison partner establishing a professional world-wide network. During his professional work he has assisted start-ups and a large number of small to midsized companies, including assisting with IPO’s in Denmark and USA. Mr. Jonassen has specialized in IFRS public reporting and conversion process.  He has been an adviser in large M&A transactions, and has been co-founder of a number of private companies in Denmark in a number of different sectors.

Peter Opata, age 45, was elected as a director in June 2013. He graduated from the University of Ghana, Legon in 1996.  He joined Lowe and Partners, a global network of agencies that build great brands, as an Advertising and Marketing Executive in March 1997.  He was responsible for global companies, including BMW, Barclays Bank, Unilever and Scancom, now MTN.   In September 1999, Mr. Opata moved to Denmark where he attended Aalborg University, and acquired a Masters Degree in Development Studies and International Relations. With a great desire to use the new knowledge acquired, he joined Ghana Foreign Service in October 2002.  Mr Opata’s years in the Ghana Foreign Service has helped him acquire valuable diplomatic experience. He was a member of Ghana´s delegation to the COP 15 Climate summit in Copenhagen in 2009. He was also a member of Ghana´s delegation to the International Working Group (IWG) on the Ivory Coast Peace Process in Abidjan, Ivory Coast, 2006.  Peter Opata has lived in most of the ten regions of Ghana; he speaks English, French and four Ghanaian languages.

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

Corporate Governance

Leadership Structure

Our board of directors has appointed Mr. James U. Jensen as its chairman. Our board of directors has determined that its leadership structure is appropriate and effective for the Company.

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

              Audit Committee. Soren Jonassen, Rene Dyhring Mikkelsen, and Peter Opata serve as members of the Audit Committee, with Mr. Jonassen serving as Chairman. Our Board of Directors has determined that Mr. Jonassen satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of any internal audit function that we may adopt and oversee our independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.agriconglobal.com.  Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole.

Compensation Committee. Rene Dyhring Mikkelsen, Soren Jonassen, and Peter Opata serve as members of the Compensation Committee of our Board of Directors, with Mr. Mikkelsen serving as Chairman. The functions of our Compensation Committee are primarily to: (a) to oversee the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company’s website, www.agriconglobal.com.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Directors and officers are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that, during fiscal 2012, all filing requirements applicable to our directors, executive officer and persons owning more than 10% of our common stock were met on a timely basis.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the year ended June 30, 2013 and 2012.  No other executive officers received total annual compensation in excess of $100,000.
Person	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Comp ($)	All Other Comp. ($)	Total ($)

Robert K. Bench (1)	2013	$47,000	-	-	-	-	-	$47,000
Robert K. Bench (1)	2012	$70,000	-	-	$42,042	-	-	$112,042

(1)	Mr. Bench has served as Agricon‘s President since October 2008 and Chief Financial Officer since November 30, 2008.

Employment Agreements

Allan Kronborg.  Mr. Kronborg was elected to serve as Agricon’s Chief Executive Officer on August 19, 2013   He will receive a salary of $10,000 per month and a monthly bonus in the same amount which will be accrued until such time as the Company obtains positive cash flow from operations, at which time the amount accrued will be paid in cash over time.

Robert Bench.  Mr. Bench has agreed to serve as Agricon’s President and Chief Financial Officer.    As of August 19, 2013 he will receive a salary of $10,000 per month and a monthly bonus in the same amount which will be accrued until such time as the Company obtains positive cash flow from operations, at which time the amount accrued will be paid in cash over time.

Beginning July 1, 2012, Mr. Lars Nielson and Mr. Stephen Abu have agreed to serve, on a part-time basis, as Agricon’s Chief Operating Officer and Vice President of Corporate Development respectively. Mr. Nielsen will be paid based on his time spent on Company maters and Mr. Abu will be paid a monthly salary of $6,000 per month for up to 60% of his time.

Prior to the closing of the Share Exchange, the Agricon board of directors appointed Peter Brincker Moller, as its chief executive officer and to the Agricon board of directors effective March 6, 2012. Mr. Moller resigned those positions as described elsewhere herein on or about March 31, 2012.

Outstanding Equity Awards at June 30, 2013

On March 6, 2012, the board of directors approved and granted to Mr. Bench and to Peter Brincker Moller non-qualified options to purchase 600,000 shares and 400,000 shares, respectively, of its common stock, at an exercise price of $0.50 per share, being the price used in the marketplace for the Company’s then active private placement. On June 19, 2012, the board of directors approved and granted to Mr. Nielsen and Mr. Abu non-qualified options to purchase 300,000 shares each, at an exercise price of $0.50 per share. These options expire if not exercised in five years and are subject to vesting.  One significant vesting event was the completion of the Share Exchange transaction that caused a vesting of 200,000 share options granted to Mr. Bench, but the raising of additional equity capital remains is also an important vesting event.  Mr. Moller and the Company agreed on his resignation of all positions with the Company effective March 31, 2012 and his options to purchase 400,000 common shares were forfeited.  No other options were granted during the year ended June 30, 2013.

Equity Awards Granted Subsequent to June 30, 2013

On August 19, the board of directors approved and granted to Mr. Kronborg and Mr. Bench non-qualified options to purchase 2,000,000 shares each, of its common stock, and granted to Mr. Abu and Mr. Nielsen options to purchase 1,000,000 shares each, of its common stock. The exercise price of $0.68 per share was equal to the volume weighted average closing price for the company’s stock for the five previous days at the time of the grant. None of the options vest until the Company has completed a funding of at least $10 million for furtherance of its strategic plans.

Compensation of Directors

On March 6, 2012 Agricon adopted a compensation plan for its non-management Board members. Compensation includes cash and non-cash components.  The cash component is based on attendance at Board meetings in accordance with the following table:

	Quarterly	Face to Face Mtg.	Telephonic Mtg.
Board Chairman	$4,000	$1,500	$750
Board Member	$3,000	$1,000	$500
Committee Chair		$500	$250
Committee Member		$400	$200

In addition, non-management Board members receive stock option grants from time to time with the minimum set forth in the following table:

	Upon Election (1)	Annual Refresh (2)
Board Chairman	40,000 options	7,000 options
Board Member	30,000 options	6,000 options

(1)	One time grant at time of election or reappointment to the board. Options to be priced at the 5-day volume weighted average price (“VWAP”) prior to the date of election.

(2)	Shares to be granted each year when the board member is re-elected at the Company’s annual shareholder meeting. Options to be priced at the 5-day VWAP prior to the date of shareholder meeting.

The following table provides information regarding the compensation of, and fees paid to, our directors for the fiscal year ended June 30, 2012. No fees were paid to our directors for the fiscal year ended June 30, 2013:

Director Compensation Table
Name	Cash Payments	Common Stock Shares	Common Stock Value	Notes Payable	Total
James U. Jensen	$4,000	-	$-	$-	$4,000
John M. Knab	$2,000	-	$-	$-	$2,000
John D. Thomas	$2,000	-	$-	$-	$2,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned by the following persons or groups (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our executive officers and directors and (iii) all of our executive officers and directors as a group.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In determining the percentages, the following table assumes 18,708,841 shares of our common stock are issued and outstanding plus 234,000 of options are exercisable on, or within 30 days of, June 30, 2013, for a total of 18,942,841 shares.  Certain purchasers under the Share Exchange Agreement have arranged for issuance in the names of members, affiliates, or shareholders of such purchasers.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percentage of Class of Common Stock
Invest In Ghana Co. Limited Madina-Abokobi-Zion City PO Box SK 650, Accra, Ghana	1,634,000	8.63%

Africa Agriculture B.V. Laan Copes van Cattenburch 52 2585 GB Den Haag, Netherlands	5,793,168	30.58%

Margreen Holdings Limited 50 Town Range Gibraltar	2,111,684	11.15%

Magcor Ghana Limited 1717 G3 A Street Edmonton, Alberta Canada T6X 3C3	1,000,000	5.28%

Allan Kronborg, Chief Executive Officer 25 East 200 South Lehi, Utah 84043	200,000	1.05%

Robert K. Bench, President 25 East 200 South Lehi, Utah 84043	1,191,852(2)(5)	6.29%

Lars Nielsen, Chief Operating Officer 25 East 200 South Lehi, Utah 84043	-- (5)	0.00%

Stephen Abu, Vice President 25 East 200 South Lehi, Utah 84043	-- (5)	0.00%

James U. Jensen 25 East 200 South Lehi, Utah 84043	470,175(3)	2.48%

Soren Jonassen Hvedevej 4 2765 Smorum, Denmark	10,200(4)	0.05%

Rene Dyring Mikkelsen Classensgade 5 3. tv DK-2100 Copenhagen, Denmark	10,200(4)	0.05%

All current executive officers and directors as a group (6 persons)	1,882,427(5)	9.53%
____________________
(1)   Except as indicated below, each person has sole and voting and/or investment power over the shares listed, subject to applicable community property laws. The shares represented do not include shares included under stock options that are not exercisable based on future vesting.
(2)  Includes 269,993 shares owned by Vector Capital, LLC, which may be deemed to be beneficially owned by Mr. Bench who is the managing member of Vector Capital LLC. Also includes 200,000 shares under a non-qualified option, which vested on March 31, 2012, exercisable, at $0.50 per share.
(3)    Includes 100 shares owned by Mr. Jensen’s wife and 63,730 shares owned by Amsterdam First LLC, a limited liability company of which Mr. Jensen is the managing member.  Does not include 72,435 shares owned by adult children of Mr. Jensen, of which Mr. Jensen disclaims beneficial interest. Also includes 13,600 shares under a non-qualified option, which vested on July 1, 2012, exercisable at $0.50 per share.

(4)    Includes 10,200 shares under a non-qualified option, which vested on July 1, 2012, exercisable at $0.50 per share.
(5)     Does not include non-qualified stock options to acquire 400,000 shares, 300,000 shares and 300,000 shares granted to Mr. Bench, Mr. Nielsen, and Mr. Abu respectively, since they have not yet vested.

Transactions with Related Persons

From time to time during the year African Heavy Machinery Limited, a company of which one of our officers is an owner and President, advanced the Company funds through the payment of costs and expenses relating to our operations in Ghana and, in addition to those advances, loaned $12,000 cash to the Company. At June 30, 2013 the outstanding and unpaid advances totaled $102,207. These amounts are included in accounts payable on the Company’s financial statements.   The Loan amount of $12,000 is included in Secured notes payable, related parties (see Note 7 to the Company’s financial statements). A company, which is an affiliate of our President loaned $55,000 cash to the Company, which amount is included in Secured notes payable, related parties (see Note 7 to the Company’s financial statements).

The Company issued 500,000 shares of common stock, as part of its Shai Hills lease acquisition, to a company to which one of our officers is an owner.  The Company expensed this payment in the amount of $625,000, which is included in Lease acquisition costs in its financial statements.

The Board of Directors of the Company, with Mr. Jensen abstaining, has determined that the provision of legal services to the Company by Mr. Jensen and his law firm, ClearWater Law & Governance, LLC are offered and performed at rates that are more than fair in relation to the market for legal services and that such amounts and rates are fair and reasonable to the Company.  The total dollar amount of such services during the fiscal year ending June 30, 2012 was $67,879 of which the Company has paid to date the amount of $25,700. The total dollar amount of such services during the fiscal year ending June 30, 2013 was $27,360 and $2,229 as reimbursable expenses, of which the Company paid $20,000 through June 30, 2013.

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

On February 10, 2010 a majority of our shareholders approved an amendment to the Stock Incentive Plan to increase the share amount under the plan from 300,000 to 3,300,000.  As of June 30, 2013, we had made no awards under the Stock Incentive Plan.

The Company did grant 1,700,000 non-qualified stock options to its officers and directors during the year ended June 30, 2012 as follows:
Robert Bench	600,000
Peter Moeller	400,000
Lars Nielsen	300,000
Stephen Abu	300,000
James Jensen	40,000
Rene Mikkelsen	30,000
Soren Jonassen	30,000

The exercise price, of these non-qualified stock options, is $0.50 per share which is based on the same price per share as our $1,000,000 private placement of 2,000,000 shares that was sold in arms-length transactions to non-affiliated third parties. For additional detailed information see Note 7—Stock Options in the Company’s Financial Statements for the year ended June 30, 2013, included in this report.

Changes in Control

 On March 31, 2012, Agricon and CPGL, and its shareholders, Global Green Capacity Limited, and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees.  In return, Agricon acquired 100% of the issued and outstanding shares of CPGL stock (the “Share Exchange and Purchase Agreement”).  As a result, CPGL became a wholly-owned subsidiary of Agricon.   The Share Exchange resulted in a change in control of the Company.  CPGL is now a wholly-owned subsidiary of Agricon and the former CPGL stockholders and designees now own in the aggregate 62% of the outstanding shares of common stock.  In conjunction with the share exchange the Company also changed its name to Agricon Global Corporation.

Item 13.  Certain Relationships and Related Transactions, and Director
Independence

During fiscal 2012 and 2013 we did not engage in any transaction with any related person as defined by Rule 404 (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of our average total assets at June 30, 2012 in which any related person had or will have a direct or indirect material interest, other than those set forth above under Transactions With Related Persons.

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

Item 14.  Principal Accountant Fees and Services

EKS&H LLLP (“EKS&H”) served as the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2013 and 2012.  Principal accounting fees for professional services rendered for us by EKS&H for the twelve months ended June 30, 2013 and 2012, are summarized as follows:

	2013	2012
Audit	$33,750	$41,800
Tax	$12,565	$5,300
Consultation	$3,000	$4,000
Total	$49,315	$51,100

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

Consultation.  Consultation services were rendered as requested for items and activities relating to options and acquisition activities the Company was contemplating.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NODESCRIPTION AND METHOD OF FILING

Exhibit No.

2.1

3.1

3.2

3.3

10.1

10.2

10.3

10.4

10.5

10.6

10.7

10.8

10.9

10.10

10.11

10.12

10.13

10.14

10.15

10.16

10.17

10.18

10.19

10.20

10.21

10.22

10.23

10.24

10.25

10.26

10.27

10.28

10.29

10.30

10.31

10.32

10.33

10.34

10.35

10.36

10.37

10.38

10.39

10.40

14.1

21.1

31.1

31.2

32.1

32.2

99.1

99.2

Description

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

Subsidiaries*

Certification of Chief Executive Officer dated August 31,2012*

Certification of Chief Financial Officer dated August 31,2012*

Certification of Chief Executive Officer dated August 31,2012*

Certification of Chief Financial Officer dated August 31,2012*

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

Date: October 14, 2013	Agricon Global Corporation, a Delaware corporation
/S/ Allan Kronborg
Allan Kronborg, Chief Executive Officer & Director

Date: October 14, 2013	Agricon Global Corporation, a Delaware corporation
/S/ Robert K. Bench
Robert K. Bench, President, Chief Financial Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	October 14, 2013	/S/ Allan Kronborg
Allan Kronborg Chief Executive Officer and Director

Date:	October 14, 2013	/S/ Robert K. Bench
Robert K. Bench President, Chief Financial Officer and Director

Date:	October 14, 2013	/S/ James U. Jensen
James U. Jensen, Director
Date:	October 14, 2013	/S/ Soren Jonassen
Soren Jonassen, Director
Date:	October 14, 2013	/S/ Peter Opata
Peter Opata, Director

Date:	October 14, 2013	/S/ Rene Mikkelsen
Rene Mikkelsen, Director