Form 10-Q
period 2013-09-30
Agricon Global Corp
filed 2013-11-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November _____, 2013, the registrant had 18,708,841 shares of common stock, par value $0.0001, issued and outstanding.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
FORM 10-Q

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	June 30,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$3,204	$4,770
Interest receivable	2,187	833
Subscriptions receivable	-	100,000
Notes receivable, current portion	256,297	148,804
Total current assets	261,688	254,407

Equipment, net of depreciation of $912 and $0, respectively	31,873	32,785
Land under capital lease	1,055,575	1,055,575
Notes receivable, net of current portion	-	128,657

Total Assets	$1,349,136	$1,471,424

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$108,646	$61,912
Accounts payable, related parties	117,287	181,631
Accrued liabilities	260,741	229,730
Unsecured notes payable, related parties	434,428	280,193
Secured convertible notes payable, related parties, net of discount of $10,924
and $44,424, respectively	38,076	22,576
Current portion of capital lease obligation	31,416	31,416
Total current liabilities	990,594	807,458

Capital lease obligations, net of current portion	905,159	905,159

Total Liabilities	$1,895,753	$1,712,617

Commitments and Contengiencies (see note 13 to the financial statements)
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
18,708,841 shares issued and outstanding	1,871	1,871
Additional paid-in capital	2,073,743	2,034,321
Deficit accumulated during developmental stage	(2,622,231)	(2,277,385)
Total stockholders' deficit	(546,617)	(241,193)

Total Liabilities and Stockholders' Deficit	$1,349,136	$1,471,424

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Period from Inception (July 5, 2011) through September 30,
	2013	2012	2013
Operating Expenses:
Selling, general and administrative	$(175,474)	$(238,295)	$(1,297,244)
Lease acquisition costs	(82,250)	-	(1,118,916)
Total Operating Expenses	(257,724)	(238,295)	(2,416,160)

Loss from Operations	(257,724)	(238,295)	(2,416,160)

Other Income and Expense:
Interest income	7,189	6,778	41,533
Interest expense	(94,311)	(2,321)	(247,604)
Total Other Income and Expense	(87,122)	4,457	(206,071)

Net Loss	$(344,846)	$(233,838)	$(2,622,231)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	18,708,841	17,154,841

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Period from Inception (July 5, 2011) through September 30,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(344,846)	$(233,838)	$(2,622,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	39,422	9,183	749,773
Accretion of debt discount	33,500	-	56,076
Depreciation	912	-	912
Common stock issued for services	-	-	50,463
Changes in operating assets and liabilities:
Prepaid expenses	-	-	5,000
Interest receivable	(1,354)	-	(2,187)
Accounts payable	46,734	39,425	143,440
Accounts payable, related parties	34,391	-	216,022
Accrued liabilities	104,011	112,847	228,554
Net Cash Used in Operating Activities	(87,230)	(72,383)	(1,174,178)

Cash Flows From Investing Activities
Principal payments on notes receivable	24,164	23,235	140,667
Advance to vendor	(3,000)	-	(53,000)
Purchase of equipment	-	-	(32,785)
Net Cash Provided by Investing Activities	21,164	23,235	54,882

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	100,000	50,000	1,210,000
Principal payments on unsecured notes payable, related parties	(17,500)	-	(17,500)
Proceeds from issuance of secured convertible notes payable, related parties	-	-	67,000
Principal payments on secured convertible notes payable, related parties	(18,000)	-	(18,000)
Payment on capital lease obligation	-	-	(119,000)
Net Cash Provided by Financing Activities	64,500	50,000	1,122,500

Net (Decrease) Increase in Cash	(1,566)	852	3,204
Cash at Beginning of Period	4,770	5,221	-
Cash at End of Period	$3,204	$6,073	$3,204

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
Common Stock issued for CPGL (see Note 5 - Recapitalization)	$-	$-	$50,463
Recapitalization	-	-	348,964
Subscription receivable	-	-	150,000
Conversion of accounts payable and accrued liabilities to notes payable	171,735	-	390,028
Purchase of land under capital lease	-	-	1,055,575
Benficial conversion feature on notes payable	-	-	67,000
Cancellation of shares of common stock	-	-	36

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation (formerly BayHill Capital Corporation) and its wholly-owned subsidiaries Canola Properties Ghana Limited (“CPGL”) and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies collectively “Agricon” or the “Company.”  CPGL and ASHG were incorporated under the laws of Ghana on July 5, 2011 and November 7, 2012 respectively.  Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — All of the Company’s business is conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company is in the development stage and its business activities to date have been organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  The Company completed its first lease transaction on December 13, 2012 of 8,000 acres in the Shai Hill area near Accra, the largest city in Ghana. We plan to begin clearing and cultivating the land included in the first lease purchase during 2013.

The Company plans to locate and then lease additional undeveloped land in Ghana that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as rice, maize (corn), canola, sunflower, and soya.  The Company has located two additional leases totaling approximately 20,000 acres of land that could be leased in the future.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $344,846 for the quarter ended September 30, 2013 and has an accumulated deficit of $2,622,231 at September 30, 2013.  The Company also used cash in operating activities of $87,230 during the quarter ended September 30, 2013.  At September 30, 2013, the Company had negative working capital of $728,906.  The Company is in default on notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
In order for us to continue as a going concern, we expect to obtain additional debt and/or equity financing. We are regularly and continually seeking additional funding from investors and from time to time we are in various stages of negotiations.  Nonetheless, to date we have not accomplished a financing of the size needed to put the Company on a stable operating basis. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to attain positive cash flow operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt and/or equity financing, we may be required to significantly reduce or cease operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three months ended September 30, 2013, may not be indicative of the results that may be expected for the year ending June 30, 2014.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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

Business Condition – The Company only recently commenced its new agricultural business in Ghana.  Management plans to meet its cash needs through various means including raising additional capital through equity sales, securing debt financing and developing the current business model.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 2—Going Concern).

Cash–The balance in Cash consists of cash reserves held in checking accounts.

Notes Receivable – The Company has three notes receivable; the portions that the Company expects to collect during the 12 months subsequent to September 30, 2013 are classified as “Notes receivable, current portion” and the balance of the notes receivable is classified as “Notes receivable, net of current portion” in the financial statements. See further discussion and disclosure in Note 4.

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

Equipment – Equipment is stated at cost less accumulated depreciation. At the time equipment is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to operations.  Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of equipment is calculated using the straight-line method.

Development Stage Company – The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC Topic 914.  Among the disclosures required by ASC 914 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, cash flows and stockholders’ deficit disclose activity since the date of the Company’s inception.

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. All financial activity during the periods ended September 30, 2013 and 2012 were denominated in United States dollars, therefore no translation of currency was required and there were no gains or losses on foreign currency transactions during the years then ended.  All material accounts of cash were being held in US dollar accounts at September 30, 2013.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially dilutive issuable common shares.  For the period ended September 30, 2013, there were 7,460,000 unexercised options, 182,933 shares related to the secured convertible notes payable to related parties, and 500,000 shares that may be issued for the consummation of another unrelated lease, that were excluded from the net loss per common share calculation.

Income Taxes – The Company accounts for income taxes pursuant to ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes.  We recognize deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in taxable or deductible amounts in future years.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There is no interest or penalties recognized in the statement of operations or accrued as of September 30, 2013. Tax years that remain subject to examination include 2009 through the current year.

Share-Based Compensation – The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a lattice model that values the options based on probability weighted projections of the various potential outcomes. The intrinsic value, stock performance, stock volatility, vesting or exercise factors, and forfeiture variables, are all considerations under this model.  If stock grants are related to a future performance condition, the Company recognizes compensation expense when the performance condition, leading to the issuance, becomes probable of occurring.

NOTE 4 – NOTES RECEIVABLE

On August 31, 2010, the Company sold its wholly-owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014, when the remaining principal balance of the note is due.  The note is secured by all of the assets of Commission River Corporation. As of September 30, 2013 and June 30, 2013, the note was current and had a remaining principal balance of $203,297 and $227,461, of which the current balance was $203,297 and $98,804 respectively.

On April 24, 2013, the Company advanced Waterfall Mountain LLC, an unrelated party, $50,000 in the form of a short-term unsecured note receivable with a maturity date of September 15, 2013, which was extended to November 15, 2013, and on August 5, 2013 advance $3,000 to an unrelated party in the form of a short-term loan with a maturity date of February 5, 2014, to fund their future participation in Agricon related projects in Ghana.  The total of these two notes are classified as “Notes receivable, current portion” on the balance sheet.

NOTE 5 – RECAPITALIZATION

On March 31, 2012, Agricon, formerly BayHill Capital Corporation, and CPGL, and CPGL’s shareholders, Global Green Capacity Limited and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees, in return for 100% of the 75,000 issued and outstanding shares of CPGL stock (the “Share Exchange”).  As a result, CPGL became a wholly-owned subsidiary of Agricon, and for accounting purposes, Agricon began operations on July 5, 2011 (date of inception of CPGL), as reflected in the condensed consolidated financial statements.   The Share Exchange resulted in a change in control of the Company.  The former CPGL stockholders, and designees, now own in the aggregate 62% of the outstanding shares of the Company’s common stock.  In conjunction with the share exchange the Company changed its name from BayHill Capital Corporation to Agricon Global Corporation.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805, “Business Combinations”, CPGL is considered the accounting acquiror in the Share Exchange.   Under current accounting guidance Agricon is not a business for purposes of determining whether a business combination would occur upon the acquisition of the outstanding stock of CPGL.  The acquisition was accounted for as the recapitalization of CPGL since, at the closing of the Share Exchange, Agricon was a non-operating public shell corporation with no significant assets and liabilities.  Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s condensed consolidated financial statements are those of CPGL, restated for the effects of the capital restructure.

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

NOTE 6 – UNSECURED NOTES PAYABLE TO RELATED PARTIES

The unsecured notes payable to present and past affiliates of the Company are related to legal fees, director fees, and unpaid salaries that were converted into notes payable with interest rates ranging from 12% to 18%. The notes were not paid at their maturity dates and the Company is in default on the notes.  Interest accrues at 18% while the notes are in default. No affiliate has demanded payment.  The notes are classified as current liabilities. These notes consist of the following at September 30, 2013 and June 30, 2013:

	September 30,	June 30,
Note Holder	2013	2013
ClearWater Law and Governace Group, LLC	$57,518	$3,783
James U Jensen	41,960	31,960
Soren Jonassen	20,400	12,900
Rene Mikkelsen	25,300	17,800
Robert K Bench	110,000	85,000
Lars Nielsen	70,000	50,000
Stephen Abu	50,000	27,000
Robyn Farnsworth	47,750	40,250
John M Knab	5,500	5,500
John D Thomas	6,000	6,000
Total	$434,428	$280,193

NOTE 7 – SECURED CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On April 29, 2013, the Company borrowed $67,000 from two companies that are affiliates of two of the Company’s officers.  One of the note holders is a company which is owned and controlled by an officer of the Company and the other note holder is controlled by adult children of an officer of the Company. The Notes bear interest at 10% per quarter, with an original maturity date of October 30, 2013; the notes are classified as current liabilities on the balance sheets.  The notes are secured by the assets of the Company.  The notes and accrued interest are payable, at the Company’s option, in cash or by the issuance of shares of common stock of the Company at $0.30 per share for payment of the principal of the notes and $0.50 per share for the payment of accrued but unpaid interest.  The fair value of the stock at the commitment date was $1.00 per share.  The conversion price is not subject to re-pricing, and as such, these notes were deemed to be conventional convertible debt. As a result, a beneficial conversion feature was recorded in additional paid-in capital for $67,000 and the secured convertible notes payable was reduced by a debt discount of $67,000.  The debt discount is accreted over the six-month term.  During the period ended September 30, 2013 the Company made net principal payments of $18,000 on the notes. For the period ended September 30, 2013, accretion expense on the debt discount was $33,500.  As of September 30, 2013 and June 30, 2013, the convertible notes payable, net of the discount of $10,924 and $44,424, was $38,076 and $22,576 respectively. On November 11, 2013 the Company issued 182,933 shares of its common stock in full payment of the notes principal and accrued interest of both secured convertible notes payable to related parties.

NOTE 8 – CAPITAL LEASE OBLIGATIONS

In December 2012 the Company acquired approximately 8,000 acres of agricultural land in the Shai Hills area of Ghana, West Africa. The lease requires total payments over nine (9) years of $1,954,840.  The Company paid the first year payment of $129,032, which included a payment at the acquisition date of $119,000 and a credit for $10,032 of costs and expenses advanced to the lessee by the Company during lease negotiations, which were expensed in prior periods. The lease has been accounted for as a capital lease.  On the lease acquisition date, the present value of the minimum lease payments, calculated at a discount rate of 18%, was $1,055,575, which was booked as Land under capital lease. The following is a schedule by year of future minimum lease payments under the capital lease, together with the present value of the minimum lease payments as of September 30, 2013:

Amount
2014	$200,000
2015	256,452
2016	248,387
2017	240,323
2018	232,258
Thereafter	648,388
Total minimum lease payments	1,825,808
Less: amount representing interest	(889,233)
Present value of lease payments	936,575
Less: current portion	(31,416)
Long-term portion	$905,159

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company conducted a private placement offering to a limited number of foreign investors under which the Company issued a total of 2,620,000 shares, of its common stock, at a price of fifty cents ($0.50) per share  for the period from inception (July 5, 2011) through September 30, 2013.

The Company issued 500,000 shares of common stock, at the then current market price of $1.25 per share, as part of its Shai Hills lease acquisition costs during the year ended June 30, 2013.  The Company expensed this payment in the amount of $625,000, which is included in Lease acquisition costs.

In June 30, 2013, the Company issued 200,000 shares under a subscription agreement at $0.50 per share and received the cash during July 2013.

NOTE 10 – SHARE BASED COMPENSATION

As part of our board of director’s compensation plan, we granted non-qualified options to outside directors, during the quarter ended September 30, 2013, as follows:

		Option	Exercise	Years to
Name	Grant Date	Shares	Price	Exercise
James Jensen	July 10, 2013	40,000	$0.32	5
Rene Mikkelsen	July 10, 2013	30,000	$0.32	5
Soren Jonassen	July 10, 2013	30,000	$0.32	5
Peter Opata	July 10, 2013	30,000	$0.32	5
Allen Kronborg	July 10, 2013	30,000	$0.32	5

The Exercise Price, $0.32 per share, for these options was based on the volume weighted average closing price per share for the five trading days prior to the Grant Date. These non-qualified options have a vesting schedule as follows: 33% of the optioned shares will vest on January 30, 2014 and 33% will vest on January 30, 2015 and 2016.

During the quarter ended September 30, 2013 the Company’s board of directors also approved 6,000,000 non-qualified options for management to purchase 6,000,000 shares, as follows:

		Option	Exercise	Years to
Name	Grant Date	Shares	Price	Exercise
Allan Kronborg	August 19, 2013	2,000,000	$0.68	5
Robert Bench	August 19, 2013	2,000,000	$0.68	5
Lars Nielsen	August 19, 2013	1,000,000	$0.68	5
Stephen Abu	August 19, 2013	1,000,000	$0.68	5

The Exercise Price, $0.68 per share, for these options was based on the volume weighted average closing price per share for the five trading days prior to the Grant Date. On October 31, 2013 the board of directors modified the restrictive events-based vesting terms to a time-based vesting schedule, and reissued the options; other terms and conditions, including the original grant date and exercise price, remain the same as the original grants.
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

As part of our compensation plan, we granted non-qualified options to management, during the period ended June 30, 2012, as follows:

		Option	Exercise	Years to
Name	Grant Date	Shares	Price	Exercise
Peter Moeller	March 6, 2012	400,000	$0.50	5
Robert Bench	March 6, 2012	600,000	$0.50	5
Lars Nielsen	June 19, 2012	300,000	$0.50	5
Stephen Abu	June 19, 2012	300,000	$0.50	3

On March 31, 2012, Peter Moeller’s position as CEO of the Company was terminated and his options to purchase 400,000 common shares were forfeited.

The fair value of the stock option grants is estimated on the date of grant using a lattice based option pricing model in accordance with proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard No. ASC 718 for Share-based Payments.  The Company had granted 7,860,000 options during the period from inception (July 5, 2011) through September 30, 2013, of which 400,000 were forfeited.  The aggregate fair value at the time the options were granted will be amortized over the life of the options and expensed as share-based compensation in the Company’s Statement of Operations.

Share-based compensation, from issuance of stock and granted stock options, recorded during the three month periods ended September 30, 2013 and 2012 was $39,422 and 9,142 respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of September 30, 2013 and June 30 2013, there was $688,176 and $107,596, respectively, of unrecognized compensation cost related to stock-based payments that will be recognized over the life of the options.

NOTE 11 – INCOME TAXES

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

The Company did not recognize any interest or penalties related to income taxes for the three months ended September 30, 2013 and 2012.

NOTE 12 – FAIR VALUE MEASUREMENTS

The Company utilizes an internal valuation model to determine the fair value of the land under capital lease.

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at September 30, 2013 and June 30, 2013:

	September 30,	Fair Value Measurements at Reporting Dates
Description	and June30, 2013	Level 1	Level 2	Level 3
Land under capital lease	$1,055,575	$-	$-	$1,055,575

Total	$1,055,575	$-	$-	$1,055,575

The fair value of the land, included under the capital lease, was compared to a number of other properties, with like characteristics, during the Company’s search for appropriate agricultural land within a large radius. Management believes the value is representative of the other properties within the area of interest, is comparable to the value of the two additional properties for which the Company had considered, and is comparable to other land being offered by other third parties.

NOTE 13 – Commitments and Contingencies

In June 2013, as part of its acquisition of the Shai Hills lease, the Company issued 500,000 shares of common stock, and assigned a carried interest, in the Shai Hills property, of two and one-half percent (2.5%) of net farm operations revenue.  The Company has agreed to issue 500,000 shares of common stock, and the same carried interest in another property, if it is able to negotiate and consummate a lease before June 30, 2014.

Mr. Allan Kronborg was elected to serve as the Company’s Chief Executive Officer on August 19, 2013 and Mr. Robert Bench agreed to continue serving as President and Chief Financial Officer. The Company entered into employment agreements with Mr. Kronborg and Mr. Bench effective October 1, 2013. The contracts with Mr. Kronborg and Mr. Bench were for periods of one year and three years respectively. Under terms of the contract they will each receive an annual salary of $240,000, of which 50% will be paid monthly and 50% will be accrued until such time as the Company’s operations are cash flow positive.

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

Business Review

The Company is in the development stage and its activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products and acquiring 8,000 acres through a lease purchase agreement.  Assuming the Company can raise adequate capital, we plan to continue to locate and then lease undeveloped land in Ghana, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as rice, maize (corn), canola, sunflower, and soya.  We plan to begin clearing and cultivating the land, included in the first lease, during 2014.

In order to execute on this strategy, the Company will need significant capital. There is no assurance that the Company will be successful in raising capital and completing its planned acquisition of leases and farming operations.

Results of Operations

Three months ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The Company generated no revenues from operations during the three months ended September 30, 2013 or 2012. Our activities related to our continued search for leases and acquiring the 8,000 acres on which we plan to begin farming operations.

General and Administrative Expenses

General and administrative expenses were $175,474 and $238,295 for the three months ended September 30, 2013 and 2012 respectively, all of which related to our search for land leases and negotiation activities.

Lease acquisition costs were $82,250 and $0 for the three months ended September 30, 2013 and 2012 respectively. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Period from Inception (July 5, 2011) through September 30, 2013

The Company generated no revenues from operations during the period from inception (July 5, 2011) through September 30, 2013. The accumulated general and administrative expenses of $1,297,244 related to its activities in the formation of the Company and its search and negotiation efforts to secure a lease to begin farming and agricultural operations in Ghana.

Lease acquisition costs totaling $1,118,916 relate to direct costs of finding, negotiating land leases, surveying activities and soil testing prospective land for possible acquisition or lease.

Liquidity and Capital Resources and Our Ability to Continue as a Going Concern

As of September 30, 2013 and June 30, 2013, we had cash on hand of $3,204 and $4,770, respectively, and total current liabilities exceeded total current assets by $728,906 and $553,051, respectively.

For the three months ended September 30, 2013 and 2012, we used cash in operating activities of $87,230 and $72,383 respectively.

Our operations do not produce significant cash flow and we rely almost exclusively on external sources of liquidity. As of September 30, 2013, we have a $728,906 working capital deficiency and we need additional funding to pay our current liabilities and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock for cash, exchanges of stock in satisfaction of liabilities or for services, issuing short- term promissory notes and sales of our assets. We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to litigation and foreclosure proceedings. We will also need to obtain additional funding to make our planned capital expenditures. If we are unable to secure such additional funding, we will be unable to pursue our plans; we may have to cease or significantly curtail our operations, including our plans to acquire additional leases. Our ability to raise additional capital is critical to our ability to continue to operate our business.

Our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Economic conditions continue to be weak and global financial markets continue to experience significant volatility and liquidity challenges. These conditions may make it more difficult for us to obtain financing.

Our independent registered public accounting firm’s report on our June 30, 2013 financial statements expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to substantial losses from operations, negative working capital, negative cash flow, and the lack of sufficient capital, as of the date the report was issued, to support our planned capital expenditures through 2013 or later. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are not currently generating revenue, and our cash and cash equivalents will continue to be depleted by our ongoing operations as well as our general and administrative expenses. Until we are in a position to generate significant revenue, we will need to continue to raise additional funds to continue operating as a going concern. We may seek this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through the sale of working interests in one or more of our projects. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may have to cease or significantly curtail our operations including our plans to acquire additional leases.

Over the next twelve months, we do not expect our existing capital and anticipated funds from operations to be sufficient to sustain our planned expansion. Consequently, we intend to seek additional capital to fund growth and expansion through equity financings, debt financings and/or credit facilities. We have no assurance that such financing will be available, and if available, the terms under which such financing would be given.

Our lack of significant operating history makes predictions of future operating results difficult. Our projects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We have no assurance that we will be successful in addressing such risks, and the failure to do so would have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2013 and June 30, 2013.

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

We suggest that our Summary of Significant Accounting Policies, as described in Note 3 to our condensed consolidated financial statements in our most recent Report on Form 10-Q be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe the critical accounting policies that most impact our condensed consolidated financial statements are described below.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party review of our controls and procedures, concluded that as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In addition, our management, under direction from the board of directors has engaged a qualified outside third party to participate in the review of our controls and procedures.
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

Management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As part of this assessment management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. In addition, the recent expanding of our international activities has put an additional strain on the limited financial staff. Based on this assessment, management concluded that as of September 30, 2013, we had a material weakness in our internal control over financial reporting because of the lack of segregation of duties and the limited technical accounting capabilities. In July 2013 we engaged a third party service provider with the necessary financial expertise to provide an independent review and additional oversight of financial reporting. Additionally, in August 2013, the Company hired a Chief Executive Officer, which added another layer of segregation of duties. Management believes these changes, once fully implemented, and additions to its staff will enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, The Company hired a Chief Executive Officer, and engaged a third party service provider to provide an independent review of financials as described above. There were no other changes in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company had no legal proceedings as of September 30, 2013.

Item 1A.  Risk Factors

During the three months ended September 30, 2013 there were no material changes in the risk factors previously described in Form 10-K filed with the SEC on October 14, 2013.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRICON GLOBAL CORPORATION

Date:	November 14, 2013	By:	/s/ Allan Kronborg
Allan Kronborg
Chief Executive Officer

Date:	November 14, 2013	By:	/s/ Robert K Bench
Robert K Bench
President, Chief Financial Officer