Form 10-Q
period 2013-12-31
Agricon Global Corp
filed 2014-02-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2014, the registrant had 18,891,874 shares of common stock, par value $0.0001, issued and outstanding.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013	3

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 2013 and 2012, for the six months ended December 31, 2013 and 2012, and for the period from inception (July 5, 2011) through December 31, 2013	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2013 and 2012 and for the period from inception (July 5, 2011) through December 31, 2013	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 6. Exhibits	21

Signatures	22

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$5,167	$4,770
Interest receivable	-	833
Subscriptions receivable	-	100,000
Notes receivable, current portion	179,156	148,804
Total current assets	184,323	254,407

Equipment, net of depreciation of $1,824 and $0, respectively	30,961	32,785
Land under capital lease	1,055,575	1,055,575
Notes receivable, net of current portion	-	128,657

Total Assets	$1,270,859	$1,471,424

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$156,622	$61,912
Accounts payable, related parties	135,130	181,631
Accrued liabilities	358,138	229,730
Unsecured notes payable, related parties	565,098	280,193
Secured convertible notes payable, related parties, net of discount of $0
and $44,424, respectively	-	22,576
Current portion of capital lease obligation	124,939	31,416
Total current liabilities	1,339,927	807,458

Capital lease obligations, net of current portion	811,636	905,159

Total Liabilities	$2,151,563	$1,712,617

Commitments and Contengiencies (see note 13 to the financial statements)
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
18,891,774 shares issued and outstanding	1,889	1,871
Additional paid-in capital	2,317,447	2,034,321
Deficit accumulated during developmental stage	(3,200,040)	(2,277,385)
Total stockholders' deficit	(880,704)	(241,193)

Total Liabilities and Stockholders' Deficit	$1,270,859	$1,471,424

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the Period from Inception (July 5, 2011) through December 31,
	2013	2012	2013	2012	2013
Operating Expenses:
Selling, general and administrative	$498,770	$220,319	$674,246	$421,609	$1,796,016
Lease acquisition costs	13,000	22,695	95,250	59,699	1,131,916
Total Operating Expenses	511,770	243,014	769,496	481,308	2,927,932

Loss from Operations	511,770	243,014	769,496	481,308	2,927,932

Other Income and Expense:
Interest income	4,505	7,248	11,694	14,026	46,038
Interest expense	(70,542)	(2,321)	(164,853)	(4,643)	(318,146)
Total Other Income and Expense	(66,037)	4,927	(153,159)	9,383	(272,108)

Net Loss	$(577,807)	$(238,087)	$(922,655)	$(471,925)	$(3,200,040)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	18,822,180	17,972,667	18,765,510	17,673,754

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended December 31,		For the Period from Inception (July 5, 2011) through December 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(922,655)	$(471,925)	$(3,200,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	224,344	18,364	934,695
Accretion of debt discount	44,424	-	67,000
Depreciation	1,824	-	1,824
Bad debt expense	50,833		50,833
Common stock issued for services	-	-	50,463
Changes in operating assets and liabilities:
Prepaid expenses	-	(14,000)	5,000
Accounts payable	94,710	71,139	191,416
Accounts payable, related parties	76,983	-	258,614
Accrued liabilities	317,129	43,825	441,672
Net Cash Used in Operating Activities	(112,408)	(352,597)	(1,198,523)

Cash Flows From Investing Activities
Principal payments on notes receivable	48,305	45,988	164,808
Advance to vendor	-	-	(50,833)
Purchase of equipment	-	(7,901)	(32,785)
Net Cash Provided by Investing Activities	48,305	38,087	81,190

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	100,000	550,000	1,210,000
Principal payments on unsecured notes payable, related parties	(17,500)	-	(17,500)
Proceeds from issuance of secured convertible notes payable, related parties	-	-	67,000
Principal payments on secured convertible notes payable, related parties	(18,000)	-	(18,000)
Payment on capital lease obligation, less allowance		(119,000)	(119,000)
Net Cash Provided by Financing Activities	64,500	431,000	1,122,500

Net Increase in Cash	397	116,490	5,167
Cash at Beginning of Period	4,770	5,221	-
Cash at End of Period	$5,167	$121,711	$5,167

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
Common Stock issued for CPGL (see Note 5 - Recapitalization)	$-	$-	$50,463
Recapitalization	-	-	348,964
Subscription receivable	-	-	150,000
Conversion of accounts payable and accrued liabilities to notes payable	302,405	-	520,698
Purchase of land under capital lease	-	-	1,055,575
Benficial conversion feature on notes payable	-	-	67,000
Cancellation of shares of common stock	-	-	36
Shares issued to pay principal and accrued interest of secured
convertible notes payable	58,800	-	58,800

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation (formerly BayHill Capital Corporation) and its wholly-owned subsidiaries Canola Properties Ghana Limited (“CPGL”) and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies collectively “Agricon” or the “Company.”  CPGL and ASHG were incorporated under the laws of Ghana on July 5, 2011 and November 7, 2012, respectively.  Intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations — All of the Company’s business has been conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company is in the development stage and its business activities to date have been organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  The Company completed its first lease transaction on December 13, 2012 of 8,000 acres in the Shai Hill area near Accra, the largest city in Ghana. Subject to the Company receiving appropriate funding, and then satisfying our obligations under the capital lease (see Note 8), we plan to begin clearing and cultivating the land included in the first lease purchase during 2014.

During the quarter ended December 31, 2013 the Company decided to discontinue its pursuit of the Lomo properties, which was the only activity in Canola Properties Ghana Limited, one of Company’s wholly owned Ghanian subsidiaries.  All costs and expenses, relating to the Lomo properties, totaling $438,889 had been expensed in prior periods.

The Company plans to locate and then lease additional undeveloped land in Ghana that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as rice, maize (corn), canola, sunflower, and soya.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $577,807 for the quarter ended December 31, 2013 and has an accumulated deficit of $3,200,040 from inception (July 5, 2011) through December 31, 2013.  The Company also used cash in operating activities of $112,408 during the six months ended December 31, 2013.  At December 31, 2013, the Company had negative working capital of $1,155,604.  The Company is in default on notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has not made the annual payment of $200,000 that was due on December 12, 2013, under the terms of its Shai Hills property (see Note 8 – Capital Lease Obligation). Unless the Company is able to obtain the required capital to make this payment it will be in jeopardy of losing the entire lease.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three months and six months ended December 31, 2013, may not be indicative of the results that may be expected for the year ending June 30, 2014.

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

Notes Receivable – During the six months ended December 31, 2013 the Company wrote off $53,000 of notes receivable and $833 of interest receivable that it deemed uncollectible at December 31, 2013. The Company expects to collect the full amount of the remaining notes receivable during the 12 months subsequent to December 31, 2013 which is classified as “Notes receivable, current portion” in the financial statements. See further discussion and disclosure in Note 4.

Agricultural Land and Lease Acquisition Costs – The Company expenses all costs relating to land and lease acquisition activities until the actual acquisition or until the lease has been executed. The land purchase price is then capitalized and re-evaluated periodically for any valuation allowance required. Capital Lease payments are capitalized and amortized over the appropriate lease period.  Costs of land clearing and preparation are expensed as incurred.

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

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. All financial activity during the periods ended December 31, 2013 and 2012 were denominated in United States dollars, therefore no translation of currency was required and there were no gains or losses on foreign currency transactions during the years then ended.  All material accounts of cash were being held in US dollar accounts at December 31, 2013.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially dilutive issuable common shares.  For the periods ended December 31, 2013, there were 7,460,000 unexercised options and 500,000 shares that may be issued for the consummation of another unrelated lease, if the lease is exercised on or before June 30, 2014, that were excluded from the net loss per common share calculation.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There is no interest or penalties recognized in the statement of operations or accrued as of December 31, 2013. Tax years that remain subject to examination include 2009 through the current year.

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

NOTE 4 – NOTES RECEIVABLE

On August 31, 2010, the Company sold its wholly-owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014, when the remaining principal balance of the note is due.  The note is secured by all of the assets of Commission River Corporation. As of December 31, 2013 and June 30, 2013, the note was current and had a remaining principal balance of $179,156 and $227,461, of which the current balance was $179,156 and $98,804 respectively.

On April 24, 2013, the Company advanced Waterfall Mountain LLC, an unrelated party, $50,000 in the form of a short-term unsecured note receivable with a maturity date of September 15, 2013, and on August 5, 2013 advanced $3,000 to an unrelated party in the form of a short-term loan with a maturity date of February 5, 2014, to fund their future participation in Agricon related projects in Ghana.  The total of these two notes along with $833 in interest receivable was written off as uncollectible as of December 31, 2013.

NOTE 5 – RECAPITALIZATION

On March 31, 2012, Agricon, formerly BayHill Capital Corporation, and CPGL, and CPGL’s shareholders, Global Green Capacity Limited and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees, in return for 100% of the 75,000 issued and outstanding shares of CPGL stock (the “Share Exchange”).  As a result, CPGL became a wholly-owned subsidiary of Agricon, and for accounting purposes, The Company began operations on July 5, 2011 (date of inception of CPGL), as reflected in the condensed consolidated financial statements.   The Share Exchange resulted in a change in control of the Company.  The former CPGL stockholders, and designees, now own in the aggregate 62% of the outstanding shares of the Company’s common stock.  In conjunction with the share exchange the Company changed its name from BayHill Capital Corporation to Agricon Global Corporation.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805, “Business Combinations”, CPGL is considered the accounting acquirer in the Share Exchange.   Under current accounting guidance Agricon is not a business for purposes of determining whether a business combination would occur upon the acquisition of the outstanding stock of CPGL.  The acquisition was accounted for as the recapitalization of CPGL since, at the closing of the Share Exchange, Agricon was a non-operating public shell corporation with no significant assets and liabilities.  Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s condensed consolidated financial statements are those of CPGL, restated for the effects of the capital restructure.

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

NOTE 6 – UNSECURED NOTES PAYABLE TO RELATED PARTIES

The unsecured notes payable to present and past affiliates of the Company are related to legal fees, director fees, and unpaid salaries that were converted into notes payable with interest rates ranging from 12% to 18%. The notes were not paid at their maturity dates and the Company is in default on the notes.  Interest accrues at 18% while the notes are in default. No affiliate has demanded payment.  The notes are classified as current liabilities. These notes consist of the following at December 31, 2013 and June 30, 2013:

	December 31,	June 30,
Note Holder	2013	2013
ClearWater Law and Governace Group, LLC	$64,411	$3,783
James U Jensen	54,759	31,960
Soren Jonassen	26,754	12,900
Rene Mikkelsen	32,462	17,800
Peter Opata	4,000	-
Robert K Bench	160,001	85,000
Lars Nielsen	78,850	50,000
Stephen Abu	69,145	27,000
Robyn Farnsworth	63,216	40,250
John M Knab	5,500	5,500
John D Thomas	6,000	6,000
Total	$565,098	$280,193

NOTE 7 – SECURED CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On April 29, 2013, the Company borrowed $67,000 from two companies that are affiliates of two of the Company’s officers.  One of the note holders is a company which is owned and controlled by an officer of the Company and the other note holder is controlled by adult children of an officer of the Company. The Notes bear interest at 10% per quarter, with an original maturity date of October 30, 2013; the notes are classified as current liabilities on the balance sheets.  The notes are secured by the assets of the Company.  The notes and accrued interest are payable, at the Company’s option, in cash or by the issuance of shares of common stock of the Company at $0.30 per share for payment of the principal of the notes and $0.50 per share for the payment of accrued but unpaid interest.  The fair value of the stock at the commitment date was $1.00 per share.  The conversion price is not subject to re-pricing, and as such, these notes were deemed to be conventional convertible debt. As a result, a beneficial conversion feature was recorded in additional paid-in capital for $67,000 and the secured convertible notes payable was reduced by a debt discount of $67,000.  The debt discount was accreted over the six-month term and included in interest expense on the Statements of Operations.  On November 4, 2013 the Company issued 182,933 shares of its common stock in full payment of the principal and accrued interest of both secured convertible notes payable to related parties.

NOTE 8 – CAPITAL LEASE OBLIGATIONS

In December 2012 the Company acquired approximately 8,000 acres of agricultural land in the Shai Hills area of Ghana, West Africa. The lease requires total payments over nine years of $1,954,840.  The Company paid the first year payment of $129,032, which included a payment at the acquisition date of $119,000 and a credit for $10,032 of costs and expenses advanced to the lessor by the Company during lease negotiations, which were expensed in prior periods. The lease has been accounted for as a capital lease.  On the lease acquisition date, the present value of the minimum lease payments, calculated at a discount rate of 18%, was $1,055,575, which was booked as land under capital lease. The following is a schedule by year of future minimum lease payments under the capital lease, together with the present value of the minimum lease payments as of December 31, 2013:

Amount
2014	$456,452
2015	248,387
2016	240,323
2017	232,258
2018	224,194
Thereafter	424,194
Total minimum lease payments	1,825,808
Less: amount representing interest	(889,233)
Present value of lease payments	936,575
Less: current portion	(124,939)
Long-term portion	$811,636

The Company has not made the required lease payment of $200,000 which was due on December 12, 2013. The Lessor has not demanded payment and is working with the Company in waiting for the payment.  No modifications to the original lease agreement have been effectuated, and the prospective accounting for the land and capital lease obligation will be dictated by the terms of any potential modifications

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

In June 2013, the Company issued 200,000 shares under a subscription agreement at $0.50 per share and received the cash during July 2013.

On November 4, 2013 the Company issued 182,933 shares of its common stock in full payment of the principal and accrued interest, totaling $58,800, of secured convertible notes payable to related parties.

NOTE 10 – SHARE BASED COMPENSATION

As part of our board of director’s compensation plan, we granted non-qualified options to outside directors, during the quarter ended September 30, 2013, as follows:

		Option	Exercise	Years to
Name	Grant Date	Shares	Price	Exercise
James Jensen	July 31, 2013	40,000	$0.32	5
Rene Mikkelsen	July 31, 2013	30,000	$0.32	5
Soren Jonassen	July 31, 2013	30,000	$0.32	5
Peter Opata	July 31, 2013	30,000	$0.32	5
Allen Kronborg	July 31, 2013	30,000	$0.32	5

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

The fair value of the stock option grants is estimated on the date of grant using a lattice based option pricing model in accordance with proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard No. ASC 718 for Share-based Payments.  The Company had granted 7,860,000 options during the period from inception (July 5, 2011) through December 31, 2013, of which 400,000 were forfeited.  The aggregate fair value at the time the options were granted will be amortized over the life of the options and expensed as share-based compensation in the Company’s Statement of Operations.

Share-based compensation, from issuance of stock and granted stock options, recorded during the three and six month periods ended December 31, 2013 was $184,922 and $224,344, and for 2012 was $9,183 and $18,364 respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of December 31, 2013 and June 30 2013, there was

$1,387,465 and $107,596, respectively, of unrecognized compensation cost related to stock-based payments that will be recognized over the remaining life of the options.

Subsequent to December 31, 2013, the Company’s Board of Directors approved a proposal to offer the eight option holders an aggregate of $100,000 in notes payable to cancel all of the options outstanding.  The Company expects that most, if not all of the option holders will accept the Company’s offer.

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

The Company did not recognize any interest or penalties related to income taxes for the three months ended December 31, 2013 and 2012.

NOTE 12 – FAIR VALUE MEASUREMENTS

The Company utilizes an internal valuation model to determine the fair value of the land under capital lease.

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2013 and June 30, 2013:

	December 31,	Fair Value Measurements at Reporting Dates
Description	and June 30, 2013	Level 1	Level 2	Level 3
Land under capital lease	$1,055,575	$-	$-	$1,055,575

Total	$1,055,575	$-	$-	$1,055,575

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

The Company has not made the required lease payment of $200,000 which was due on December 12, 2013. The Lessor has not demanded payment and is working with the Company in waiting for the payment. However, the Company is in jeopardy of losing this lease and all value associated with this lease.

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

Subsequent to December 31, 2013, the Company’s Board of Directors approved a proposal to offer the 8 option holders an aggregate of $100,000 in notes payable to cancel all of the options outstanding.  The Company expects that most, if not all of the option holders will accept the Company’s offer.

NOTE 14 – SUBSEQUENT EVENTS

On February 11, 2014, Mr. James U Jensen resigned as a member of the Company’s board of directors. Mr. Jensen has served as a board member since November 2007, and served as the chairman during that entire time.  Mr. Jensen suggested he needs time for other personal pursuits. The Company does not plan to fill this board seat at this time and the board members have not chosen one of its members to assume the chairmanship at this time.

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

Business Review

The Company is in the development stage and its activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products and acquiring 8,000 acres through a lease purchase agreement.  Assuming the Company can raise adequate capital, we plan to continue to locate and then lease undeveloped land in Ghana, at attractive prices, that can be cleared and used for agricultural purposes and prepare the land for cultivation and production of primarily rotation crops such as rice, maize (corn), canola, sunflower, and soya. Subject to the Company receiving appropriate funding, and then satisfying our obligations under the capital lease (see Note 8), we plan to begin clearing and cultivating the land, included in the first lease, during 2014.

In order to execute on this strategy, the Company will need significant capital. There is no assurance that the Company will be successful in raising capital and completing its planned acquisition of leases and farming operations.

Results of Operations

Three months ended December 31, 2013 Compared to Three Months Ended December 31, 2012

The Company generated no revenues from operations during the three months ended December 31, 2013 or 2012. Our activities related to our continued search for leases and acquiring the 8,000 acres on which we plan to begin farming operations.

General and Administrative Expenses

General and administrative expenses were $498,770 and $220,319 for the three months ended December 31, 2013 and 2012 respectively, all of which related to our search for land leases and negotiation activities.

Lease acquisition costs were $13,000 and $22,695 for the three months ended December 31, 2013 and 2012, respectively. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Six months ended December 31, 2013 Compared to Six Months Ended December 31, 2012

The Company generated no revenues from operations during the six months ended December 31, 2013 or 2012. Our activities related to our continued search for leases and acquiring the 8,000 acres on which we plan to begin farming operations.

General and Administrative Expenses

General and administrative expenses were $674,246 and $421,609 for the six months ended December 31, 2013 and 2012 respectively, all of which related to our search for land leases and negotiation activities.

Lease acquisition costs were $95,240 and $59,699 for the six months ended December 31, 2013 and 2012 respectively. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Period from Inception (July 5, 2011) through December 31, 2013

The Company generated no revenues from operations during the period from inception (July 5, 2011) through December 31, 2013. The accumulated general and administrative expenses of $1,796,016 related to its activities in the formation of the Company and its search and negotiation efforts to secure a lease to begin farming and agricultural operations in Ghana.

Lease acquisition costs totaling $1,131,916 relate to direct costs of finding, negotiating land leases, surveying activities and soil testing prospective land for possible acquisition or lease.

Liquidity and Capital Resources and Our Ability to Continue as a Going Concern

As of December 31, 2013 and June 30, 2013, we had cash on hand of $5,167 and $4,770, respectively. Our operations do not produce cash flow and we rely almost exclusively on external sources of liquidity.

As of December 31, 2013, we had a $1,155,604 working capital deficiency and we need additional funding to pay our current liabilities and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock for cash, exchanges of stock in satisfaction of liabilities or for services, issuing short- term promissory notes and sales of our assets. We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to litigation and foreclosure proceedings. We will also need to obtain additional funding to make our planned capital expenditures. If we are unable to secure such additional funding, we will be unable to pursue our plans; we may have to cease or significantly curtail our operations, including our plans to acquire additional leases. Our ability to raise additional capital is critical to our ability to continue to operate our business.

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

Off-Balance Sheet Financing Arrangements
The Company had no off-balance sheet financing arrangements at December 31, 2013 and June 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party review of our controls and procedures, concluded that as of December 31, 2013, our disclosure controls and procedures had a weakness in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Since our President and Chief Financial Officer is the same person, our board of directors has engaged a qualified outside third party to participate in the review of our controls and procedures.

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

Management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As part of this assessment management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. In addition, the recent expanding of our international activities has put an additional strain on the limited financial staff. Based on this assessment, management concluded that as of June 30, 2013, we had a material weakness in our internal control over financial reporting because of the lack of segregation of duties and the limited technical accounting capabilities. In July 2013 we engaged a third party service provider with the necessary financial expertise to provide an independent review and additional oversight of financial reporting. Additionally, in August 2013, the Company hired a Chief Executive Officer, which added another layer of segregation of duties. Management believes these changes, and additions to its staff will enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control over Financial Reporting

During the six months ended December 31, 2013, The Company hired a Chief Executive Officer, and engaged a third party service provider to provide an independent review of financials as described above. There were no other changes in our internal control over financial reporting during the six months ended December, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company had no legal proceedings as of December 31, 2013.

Item 1A.  Risk Factors

During the three months ended December 31, 2013 there were no material changes in the risk factors previously described in Form 10-K filed with the SEC on October 14, 2013.

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

AGRICON GLOBAL CORPORATION

Date:	February 13, 2014	By:	/s/ Allan Kronborg
Allan Kronborg
Chief Executive Officer

Date:	February 13, 2014	By:	/s/ Robert K Bench
Robert K Bench
President, Chief Financial Officer