Form 10-Q
period 2014-03-31
Agricon Global Corp
filed 2014-05-20
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 0-11730

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

As of May 20, 2014, the registrant had 18,891,774 shares of common stock, par value $0.0001, issued and outstanding.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and June 30, 2013	3

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013, for the nine months ended March 31, 2014 and 2013, and for the period from inception (July 5, 2011) through March 31, 2014	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2014 and 2013 and for the period from inception (July 5, 2011) through March 31, 2014	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 6. Exhibits	21

Signatures	22

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$3,841	$4,770
Interest receivable	-	833
Subscriptions receivable	-	100,000
Notes receivable, current portion	154,283	148,804
Total current assets	158,124	254,407

Equipment, net of depreciation of $2,736 and $0, respectively	30,049	32,785
Land under capital lease	1,055,575	1,055,575
Notes receivable, net of current portion	-	128,657

Total Assets	$1,243,748	$1,471,424

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$158,202	$61,912
Accounts payable, related parties	131,609	181,631
Accrued liabilities	412,179	229,730
Unsecured notes payable, related parties	739,619	280,193
Secured convertible notes payable, related parties, net of discount of $0
and $44,424, respectively	-	22,576
Current portion of capital lease obligation	124,939	31,416
Total current liabilities	1,566,548	807,458

Capital lease obligations, net of current portion	811,636	905,159

Total Liabilities	$2,378,184	$1,712,617

Commitments and Contengiencies (see note 13 to the financial statements)
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
18,891,774 shares issued and outstanding at March 31, 2014 and
18,708,774 shares issued and outstanding at June 30, 2013	1,889	1,871
Additional paid-in capital	2,462,797	2,034,321
Deficit accumulated during developmental stage	(3,599,122)	(2,277,385)
Total stockholders' deficit	(1,134,436)	(241,193)

Total Liabilities and Stockholders' Deficit	$1,243,748	$1,471,424

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		For the Period from Inception (July 5, 2011) through March 31,
	2014	2013	2014	2013	2014
Operating Expenses:
Selling, general and administrative	$329,171	$251,009	$1,003,415	$672,618	$2,125,185
Lease acquisition costs	10,500	3,000	105,750	62,699	1,142,416
Total Operating Expenses	339,671	254,009	1,109,165	735,317	3,267,601

Loss from Operations	339,671	254,009	1,109,165	735,317	3,267,601

Other Income and Expense:
Interest income	5,128	6,674	16,822	20,700	51,166
Interest expense	(64,541)	(8,870)	(229,394)	(13,513)	(382,687)
Total Other Income and Expense	(59,413)	(2,196)	(212,572)	7,187	(331,521)

Net Loss	$(399,084)	$(256,205)	$(1,321,737)	$(728,130)	$(3,599,122)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.07)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	18,891,774	18,374,841	18,822,423	17,904,038

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended March 31,		For the Period from Inception (July 5, 2011) through March 31,
	2014	2013	2014
Cash Flows From Operating Activities
Net loss	$(1,321,737)	$(728,130)	$(3,599,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	369,694	27,347	1,080,045
Accretion of debt discount	44,424	-	67,000
Depreciation	2,736	-	2,736
Bad debt expense	53,833	-	53,833
Common stock issued for services	-	-	50,463
Changes in operating assets and liabilities:
Prepaid expenses	-	(24,000)	5,000
Accounts payable	96,290	162,210	234,456
Accounts payable, related parties	98,744	-	253,578
Accrued liabilities	520,409	77,272	630,289
Net Cash Used in Operating Activities	(135,607)	(485,301)	(1,221,722)

Cash Flows From Investing Activities
Principal payments on notes receivable	73,178	69,314	189,681
Advance to vendor	(3,000)	-	(53,833)
Purchase of equipment	-	(7,901)	(32,785)
Net Cash Provided by Investing Activities	70,178	61,413	103,063

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	100,000	550,000	1,210,000
Principal payments on unsecured notes payable, related parties	(17,500)	-	(17,500)
Proceeds from issuance of secured convertible notes payable, related parties	-	-	67,000
Principal payments on secured convertible notes payable, related parties	(18,000)	-	(18,000)
Payment on capital lease obligation, less allowance	-	(119,000)	(119,000)
Net Cash Provided by Financing Activities	64,500	431,000	1,122,500

Net Increase (decrease) in Cash	(929)	7,112	3,841
Cash at Beginning of Period	4,770	5,221	-
Cash at End of Period	$3,841	$12,333	$3,841

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
Common Stock issued for CPGL (see Note 5 - Recapitalization)	$-	$-	$50,463
Recapitalization	-	-	348,964
Subscription receivable	-	-	150,000
Conversion of accounts payable and accrued liabilities to notes payable	476,926	218,293	695,219
Purchase of land under capital lease	-	-	1,055,575
Benficial conversion feature on notes payable	-	-	67,000
Cancellation of shares of common stock	-	-	36
Shares issued to pay principal and accrued interest of secured
convertible notes payable	58,800	-	58,800

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $399,084 for the quarter ended March 31, 2014 and has an accumulated deficit of $3,599,122 from inception (July 5, 2011) through March 31, 2014.  The Company also used cash in operating activities of $135,607 during the nine months ended March 31, 2014.  At March 31, 2014, the Company had negative working capital of $1,408,424.  The Company is in default on notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – CHANGES IN MANAGEMENT AND DIRECTOR

On February 11, 2014, Mr. James U Jensen resigned as a member of the Company’s board of directors. On April 16, 2014 Mr. Alan Kronborg resigned as the Company’s CEO, but remains as a director. Neither Mr. Jensen’s resignation nor Mr. Kronborg’s resignation was because of any disagreement with the Company relating to the Company’s operations, policies or practices.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three months and nine months ended March 31, 2014, may not be indicative of the results that may be expected for the year ending June 30, 2014.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include estimated future value of leased properties, realizability of notes receivable, land under capital lease, and realizability of deferred tax assets. Actual results could differ from those estimates.

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

Notes Receivable – During the nine months ended March 31, 2014 the Company wrote off $53,000 of notes receivable and $833 of interest receivable that it deemed uncollectible. The Company expects to collect the full amount of the remaining notes receivable during the 12 months subsequent to March 31, 2014 which is classified as “Notes receivable, current portion” in the financial statements. See further discussion and disclosure in Note 4.

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

Foreign Currency Translation – The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. All financial activity during the periods ended March 31, 2014 and 2013 were denominated in United States dollars, therefore no translation of currency was required and there were no gains or losses on foreign currency transactions during the years then ended.  All material accounts of cash were being held in US dollar accounts at March 31, 2014.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially anti-dilutive issuable common shares.  For the periods ended March 31, 2014, there were 7,460,000 unexercised options and 500,000 shares that may be issued for the consummation of another unrelated lease, if the lease is exercised on or before June 30, 2014, that were excluded from the net loss per common share calculation.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There is no interest or penalties recognized in the statement of operations or accrued as of March 31, 2014. Tax years that remain subject to examination include 2009 through the current year.

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

NOTE 5 – NOTES RECEIVABLE

On August 31, 2010, the Company sold its wholly-owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014, when the remaining principal balance of the note is due.  The note is secured by all of the assets of Commission River Corporation. As of March 31, 2014 and June 30, 2013, the note was current and had a remaining principal balance of $154,283 and $227,461, of which the current balance was $154,283 and $98,804 respectively.

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

NOTE 6 – RECAPITALIZATION

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

NOTE 7 – UNSECURED NOTES PAYABLE TO RELATED PARTIES

The unsecured notes payable to present and past affiliates of the Company are related to legal fees, director fees, and unpaid salaries that were converted into notes payable with interest rates ranging from 12% to 18%. The notes were not paid at their maturity dates and the Company is in default on the notes.  Interest accrues at 18% while the notes are in default. No affiliate has demanded payment.  The notes are classified as current liabilities. These notes consist of the following at March 31, 2014 and June 30, 2013:

	March 31,	June 30,
Note Holder	2014	2013
ClearWater Law and Governace Group, LLC	$80,002	$3,783
James U Jensen	59,259	31,960
Soren Jonassen	30,754	12,900
Rene Mikkelsen	36,462	17,800
Peter Opata	8,000	-
Allan Kronborg	60,000	-
Robert K Bench	220,001	85,000
Lars Nielsen	75,780	50,000
Stephen Abu	87,145	27,000
Robyn Farnsworth	70,716	40,250
John M Knab	5,500	5,500
John D Thomas	6,000	6,000
Total	$739,619	$280,193

NOTE 8 – SECURED CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On April 29, 2013, the Company borrowed $35,000 and $12,000 from companies that are affiliates of Robert Bench and Stephen Abu respectively, two of the Company’s officers.  The Notes bear interest at 10% per quarter, with an original maturity date of October 30, 2013; the notes are classified as current liabilities on the balance sheets.  The notes are secured by the assets of the Company.  The notes and accrued interest are payable, at the Company’s option, in cash or by the issuance of shares of common stock of the Company at $0.30 per share for payment of the principal of the notes and $0.50 per share for the payment of accrued but unpaid interest.  The fair value of the stock at the commitment date was $1.00 per share.  The conversion price is not subject to re-pricing, and as such, these notes were deemed to be conventional convertible debt. As a result, a beneficial conversion feature was recorded in additional paid-in capital for $67,000 and the secured convertible notes payable was reduced by a debt discount of $67,000.  The debt discount was accreted over the six-month term and included in interest expense on the Statements of Operations.  On November 4, 2013 the Company issued 182,933 shares of its common stock in full payment of the principal and accrued interest of both secured convertible notes payable to related parties.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In December 2012 the Company acquired approximately 8,000 acres of agricultural land in the Shai Hills area of Ghana, West Africa. The lease requires total payments over nine years of $1,954,840.  The Company paid the first year payment of $129,032, which included a payment at the acquisition date of $119,000 and a credit for $10,032 of costs and expenses advanced to the lessor by the Company during lease negotiations, which were expensed in prior periods. The lease has been accounted for as a capital lease.  On the lease acquisition date, the present value of the minimum lease payments, calculated at a discount rate of 18%, was $1,055,575, which was booked as land under capital lease. The following is a schedule by year of future minimum lease payments under the capital lease, together with the present value of the minimum lease payments as of March 31, 2014:

Amount
2014	$456,452
2015	248,387
2016	240,323
2017	232,258
2018	224,194
Thereafter	424,194
Total minimum lease payments	1,825,808
Less: amount representing interest	(889,233)
Present value of lease payments	936,575
Less: current portion	(124,939)
Long-term portion	$811,636

The Company has not made the required lease payment of $200,000 which was due on December 12, 2013. The Lessor has not demanded payment and is working with the Company in waiting for the payment. No modifications to the original lease agreement have been effectuated, and the prospective accounting for the land and capital lease obligation will be dictated by the terms of any potential modifications.

NOTE 10 – STOCKHOLDERS’ DEFICIT

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

NOTE 11 – SHARE BASED COMPENSATION

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

The Exercise Price, $0.32 per share, for these options was based on the volume weighted average closing price per share for the five trading days prior to the Grant Date. These non-qualified options have a vesting schedule as follows: 33% of the optioned shares vested on January 30, 2014 and 33% will vest on January 30, 2015 and 2016.

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

The fair value of the stock option grants is estimated on the date of grant using a lattice based option pricing model in accordance with proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard No. ASC 718 for Share-based Payments.  The Company had granted 7,860,000 options during the period from inception (July 5, 2011) through March 31, 2014, of which 400,000 were forfeited.  The aggregate fair value at the time the options were granted will be amortized over the life of the options and expensed as share-based compensation in the Company’s Statement of Operations.

Share-based compensation, from issuance of stock and granted stock options, recorded during the three and nine month periods ended March 31, 2014 was $145,350 and $369,694, and for 2013 was $8,983 and $27,347 respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of March 31, 2014 and June 30 2013, there was $1,242,116 and $107,596, respectively, of unrecognized compensation cost related to stock-based payments that will be recognized over the remaining life of the options.

On February 10, 2014, the Company’s Board of Directors approved a proposal to offer the eight option holders an aggregate of $100,000 in notes payable to cancel all of the options outstanding.  The Company has not yet made the offer to the eight option holders.

NOTE 12 – INCOME TAXES

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

The 2009 through 2013 tax years remain open to examination by the Internal Revenue Service.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the three months ended March 31, 2014 and 2013.

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

On February 10, 2014, the Company’s Board of Directors approved a proposal to offer the 8 option holders an aggregate of $100,000 in notes payable to cancel all of the options outstanding.  The Company has not yet made the offer to the eight option holders.

NOTE 14 – SUBSEQUENT EVENTS

On April 25, 2014 the Company’s Board of Directors approved the issuance of 1,000,000 shares of the Company’s common stock at a purchase price of $25,000. Mr. Rene Mikkelsen, a board member purchased 500,000 shares for the purchase price of $12,500 and two unrelated individuals each purchased 250,000 shares for the purchase price of $6,500 each.

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

Results of Operations

Three months ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The Company generated no revenues from operations during the three months ended March 31, 2014 or 2013. Our activities related to our continued search for leases and acquiring the 8,000 acres on which we plan to begin farming operations.

General and Administrative Expenses

General and administrative expenses were $329,171 and $251,009 for the three months ended March 31, 2014 and 2013 respectively, all of which related to our search for land leases and negotiation activities.

Lease acquisition costs were $10,500 and $3,000 for the three months ended March 31, 2014 and 2013, respectively. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Nine months ended March 31, 2014 Compared to Nine Months Ended March 31, 2012

The Company generated no revenues from operations during the nine months ended March 31, 2014 or 2013. Our activities related to our continued search for leases and acquiring the 8,000 acres on which we plan to begin farming operations.

General and Administrative Expenses

General and administrative expenses were $1,003,415 and $672,618 for the nine months ended March 31, 2014 and 2013 respectively, all of which related to our search for land leases and negotiation activities.

Lease acquisition costs were $105,750 and $62,699 for the nine months ended March 31, 2014 and 2013 respectively. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Period from Inception (July 5, 2011) through March 31, 2014

The Company generated no revenues from operations during the period from inception (July 5, 2011) through March 31, 2014. The accumulated general and administrative expenses of $2,125,185 related to its activities in the formation of the Company and its search and negotiation efforts to secure a lease to begin farming and agricultural operations in Ghana.

Lease acquisition costs totaling $1,142,416 relate to direct costs of finding, negotiating land leases, surveying activities and soil testing prospective land for possible acquisition or lease.

Liquidity and Capital Resources and Our Ability to Continue as a Going Concern

As of March 31, 2014 and June 30, 2013, we had cash on hand of $3,841 and $4,770, respectively. Our operations do not produce cash flow and we rely almost exclusively on external sources of liquidity. As of March 31, 2014, we had a $1,408,424 working capital deficiency and we need additional funding to pay our current liabilities and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock for cash, exchanges of stock in satisfaction of liabilities or for services, issuing short- term promissory notes and sales of our assets. We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to litigation and foreclosure proceedings. We will also need to obtain additional funding to make our planned capital expenditures. If we are unable to secure such additional funding, we will be unable to pursue our plans; we may have to cease or significantly curtail our operations, including our plans to acquire additional leases. Our ability to raise additional capital is critical to our ability to continue to operate our business.

Our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by investment activities, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Economic conditions continue to be weak and global financial markets continue to experience significant volatility and liquidity challenges. These conditions may make it more difficult for us to obtain financing.

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

The Company had no off-balance sheet financing arrangements at March 31, 2014 and June 30, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies.  We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, who is also our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, concluded that as of June 30, 2013, our disclosure controls and procedures had a material weakness in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have engaged an accounting firm, separate from our auditors, to assist us in our financial reporting process.  The scope of this assistance involves reviewing our draft SEC filings for accuracy, content of all booked and period-end adjustments, internal consistency and consistency with prior filing.  They also review financial statements and footnotes to confirm compliance with the applicable disclosure requirements.   Their review and comments are considered by our President and CFO, and our outside legal counsel.  Following their review, the substance of any open issues remaining is conveyed to our Audit Committee and to our Auditors.  When all issues have been addressed to the satisfaction of our President and CFO, and when final versions of our filings have been approved by our Audit Committee and our Auditors, arrangements are made for timely filing.

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

In July 2013 we engaged an accounting firm, separate from our auditors, to assist us in our financial reporting process.  The scope of this assistance involves reviewing content of all booked and period transaction and internal consistency. Our audit committee also reviews the quarterly material transactions and financial statements.

Changes in Internal Control over Financial Reporting

During the nine months ended March 31, 2014, we engaged an accounting firm, separate from our auditors, to assist us in our financial review and reporting process and to provide an independent review of financials as described above. On February 11, 2014, Mr. James U Jensen resigned as a member of the Company’s board of directors. On April 16, 2014 Mr. Alan Kronborg resigned as the Company’s CEO, but remains as a director. Neither Mr. Jensen’s resignation nor Mr. Kronborg’s resignation was because of any disagreement with the Company relating to the Company’s operations, policies or practices. There were no other changes in our internal control over financial reporting during the nine months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company had no legal proceedings as of March 31, 2014.

Item 1A.  Risk Factors

During the three months ended March 31, 2014 there were no material changes in the risk factors previously described in Form 10-K filed with the SEC on October 14, 2013.

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

AGRICON GLOBAL CORPORATION

Date:	May 20, 2014	By:	/s/ Robert K Bench
Robert K Bench
President, Chief Financial Officer