Form 10-K
period 2014-06-30
Agricon Global Corp
filed 2014-10-20
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 0-11730

AGRICON GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

922 Chappel Valley Loop
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes  ☑  No

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
     ☑ Yes    ☐   No

The aggregate number of shares held by non-affiliates of the registrant at June 30, 2014 was 9,692,044.  The market value of the common stock held by non-affiliates was $872,284, based on the closing bid price for the shares of common stock reported on the NASDAQ OTC Bulletin Board on June 30, 2014.  Shares held by each officer, each director and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates.

As of October 14, 2014, the registrant had 98,660,002 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

AGRICON GLOBAL CORPORATION

Unless otherwise indicated by the context, references herein to the “Company”, “Agricon”, “we”, “our” or “us” means Agricon Global Corporation, a Delaware corporation, and its corporate subsidiaries and predecessors.

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the products and services we offer, changes in the composition of the products and services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing credit facilities or to obtain additional debt or equity financing, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”) filings.    Additional Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:
•	our ability to raise capital when needed and on acceptable terms and conditions;
•	our ability to identify and acquire a viable operating business;
•	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	the intensity of competition; and
•	general economic conditions.

Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements.  These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Item 1.   Business

Company History

Agricon Global Corporation (“Agricon” or the “Company”, formerly BayHill Capital Corporation) was incorporated in May 1983 in the state of Colorado and re-incorporated in the state of Delaware in April 2008. This filing includes the operations and balances of Agricon Global Corporation and its wholly-owned subsidiaries:  Canola Property Ghana Limited (“CPGL”), and Agricon SH Ghana Limited (“ASHG”), both Ghanaian companies, collectively “Agricon” or the “Company.” The Company’s only business activities to date have been organizing the Company, acquiring all the shares of CPGL, the formation of ASHG, and locating appropriate land that might be leased for cultivating and harvesting agricultural products in Ghana. These subsidiaries were our only active business and in December 2013 all operations in CPGL were transferred to ASHG and thereafter all business operations of CPGL ceased. Effective June 20, 2014 the Company sold ASHG, the only active business of the Company, to Ghana Journeys Limited, a company owned by Stephen Abu, a Vice President of Agricon.

Discontinued Operations

Agricon SH Ghana Limited

Effective June 20, 2014, the Company sold all of the issued and outstanding shares (200,000) of ASHG to Ghana Journeys Limited. The Company also issued to Ghana Journeys Limited 4,755,000 shares of the Company’s common stock. In return, Ghana Journeys Limited assumed all of the liabilities and ongoing operating expenses of ASHG. See also Note 8, “Discontinued Operations,” to our Consolidated Financial Statements, set forth in Item 8 of this report, for additional information regarding the sale of ASHG.  As of June 30, 2014 the Company had no business activities, other than its search for future merger or acquisition candidates, and is therefore considered a “shell corporation” as defined in Rule 144(i)(1) of the Securities Act.  As a consequence, no additional information regarding the Company’s operations, customers, markets, competition, environmental impact, licensing or regulations is provided.

Employees

As of June 30, 2014, we had two part-time employees.

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

Item 1A. Risk Factors

Not required for smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Through ASHG, the Company had previously entered into one or more leases relating to properties in Ghana.  With the sale of ASHG, the Company no longer has any interests in real property.

Item 3.  Legal Proceedings

There are no legal proceedings pending or threatened against the Company that the Company’s management believes would have a material adverse effect on the financial position of the business of the Company.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares are currently traded on the OTC Markets (“OTCQB”) under the symbol “AGRC.”  The following table presents the high and low bid prices for the fiscal years ended June 30, 2014 and 2013.    These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal year ended June 30, 2014	High	Low

Fourth quarter	$0.20	$0.08
Third quarter	$0.44	$0.10
Second quarter	$0.75	$0.35
First quarter	$0.70	$0.20

Fiscal year ended June 30, 2013	High	Low

Fourth quarter	$1.00	$0.20
Third quarter	$1.25	$0.60
Second quarter	$1.50	$1.00
First quarter	$1.01	$0.51

Holders

As of June 30, 2014 we had approximately 309 shareholders of record holding 32,660,002 shares of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on the Common Stock in the foreseeable future.  The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under Delaware law.  The timing, amount and form of dividends, if any, will depend upon, among other things, the Company’s results of operations, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors.  The Company intends to retain any future earnings for use in its business.  The Company has never paid dividends on its Common Stock...

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

At a special meeting of our shareholders held on March 31, 2008, our shareholders approved a proposal to adopt our 2008 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on April 23, 2008. Directors, employees, consultants and advisors of Agricon and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors. The Stock Incentive Plan will continue until April 23, 2018. A maximum of 300,000 shares of our common stock was made available for issuance under the Stock Incentive Plan. The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards. Our Board of Directors may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan.

On February 10, 2012 a majority of our shareholders approved an amendment to the Stock Incentive Plan to increase the share amount under the plan from 300,000 to 3,300,000.  As of June 30, 2014, there are no outstanding awards under the Stock Incentive Plan.

The following table sets forth information regarding our equity compensation plans as of June 30, 2014:

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

The Company did issue non-qualified stock options outside of the Stock Incentive Plan to certain of its officers and directors. However as of June 20, 2014 all such issued options were cancelled as part of an overall settlement with all option holders.  See Recent Sales of Unregistered Securities below and also Note 7 to our Consolidated Financial Statements.    As of June 30, 2014, the Company had no outstanding options or other awards under the Stock Incentive Plan.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2014, the Company issued 8,013,228 shares for payment of notes payable, accrued interest payable, accounts payable, and for the cancelation of options to current and former affiliates (directors, officers and service providers of the company), in settlement of vendor liabilities, and cancelation of stock options. The shares were issued at a value of $0.14 per share, which was the market price on the date of issue. The Company also issued 500,000 shares in a private placement to Rene Mikkelsen, a director and 500,000 shares to two unrelated individuals at $0.025 per share for cash of $25,000.  The Company also issued 4,755,000 shares of common stock to Stephen Abu, a Company vice president, valued at $0.14 per share or $665,700, as part of the sale of ASHG.

During the quarter ended December 31, 2013, the Company issued 182,933 shares to two affiliated entities for settlement and payment of notes payable totaling $44,500 and accrued interest of $14,300.

During the quarter ended June 30, 2013, the Company issued 500,000 shares for expenses associated with the Shai Hills lease purchase and 200,000 shares under a subscription agreement at $0.50 per share, for which the Company received the cash during July 2013.

During the quarter ended December 31, 2012 the Company issued 1,000,000 shares for cash at $0.50 per share.

The Company relied on the statutory exemption from registration found in section 4.2 of the Securities Act and comparable Utah and Delaware state provisions and also the provisions of Regulation S for offerings and issuances to non-U.S. persons.  The Company believes that all purchasers would have qualified as accredited investors to the extent that the offerings were conducted under Regulation D.  The Company made no state or SEC filings for such offerings and issuances.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any Subsidiary purchased any of our equity securities during the year ended June 30, 2014.

On June 7, 2013, 366,000 shares relating to a 2012 share exchange agreement were returned to the Company and cancelled.  These shares were surrendered pursuant certain milestones not being met by one of the CPGL shareholders and as part of a negotiated mutual release.

On May 2, 2014, the Company issued 500,000 shares of common stock for $12,500 of cash to a Director of the Company.

On June 20, 2014, the Company issued 8,013,228 shares of common stock for settlement of liabilities of $780,035 to officers, directors, and affiliates (see Note 7 of the Consolidated Financial Statements).  The Company also issued 4,755,000 shares of Agricon common stock to Ghana Journeys valued at $0.14 per share or $665,700 in conjunction with the sale of ASHG to an officer of the Company (see Note 8 of the Consolidated Financial Statements).

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal year ended June 30, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Summary

We sold our only active business, our wholly owned subsidiary Agricon SH Ghana Limited, (ASHG)  effective June 20, 2014. The transaction was effectuated by the sale of all of the issued and outstanding shares of ASHG in exchange for the assumption by the acquirer of all Company related liabilities and all liabilities of ASHG. This sale included substantially all of the Company’s assets and operations and concluded the Company’s activity in the agricultural business.  Following the completion of the sale on June 20, 2014, the Company has been a “shell” corporation under SEC regulations.

Prior to the sale of ASHG, the Company’s only activities to date have been organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products.  The Company was unable to raise sufficient capital to engage in the farming operations and agricultural activities that it had planned.

We are actively seeking to merge with or acquire one or more private companies to create business opportunities.  We believe an appropriate merger or an acquisition strategy will create a foundation to expand into new markets and acquire operating companies that will add new technologies, products, or services.  We can give no assurances that the Company can continue operations until completing any such transaction, and can give no assurance that the Company can complete any such transaction.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  Since its inception through June 30, 2014, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Results of Operations

The Company’s consolidated operations included the operations of Agricon for all periods presented, the operations of CPGL through December 2013, and the operations of ASHG through June 20, 2014.

During the year ended June 30, 2014, the Company had a net loss from continuing operations of $2,742,341, which consisted selling, general and administrative expenses of $2,658,712, and $83,629 of other expenses.  These amounts compare to net losses from continuing operations of $792,320 for the year ended June 30, 2013, which consisted of selling, general and administrative expenses of $726,056 and $66,264 of other expenses.  The loss from discontinued operations during the year ended June 30, 2014 was $756,270 as compared to $861,527 for 2013.

General and administrative expenses consist mainly of executive compensation, consulting, legal and accounting fees.

Most of management’s time and expenses have been related to finding appropriate properties for agricultural use and in pursuing agreements and related resources for such use. Beginning July 1, 2014, management of the Company will spend such time and resources as they elect in looking for acquisition and merger opportunities.

Liquidity and Capital Resources

Cash flows from the issuances of common stock for cash are not sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $3,498,611 and $1,653,847 in net losses, and we used $189,446 and $533,778 in cash for operations for the years ended June 30, 2014 and 2013, respectively. Investing activities provided interest income in the amounts of $98,804 and $35,327 for the years ended June 30, 2014 and 2013, respectively.  Net cash generated from financing activities for the years ended June 30, 2014 and 2013 was $89,500 and $498,000, respectively.  As of June 30, 2014, we had a working capital deficit of $198,212.  These conditions raise substantial doubt about our ability to continue as a going concern.

As a shell corporation, the Company’s material commitments for capital expenditures are limited to salaries, legal and audit expenses and the expenses associated with looking for and acquiring an acceptable acquisition target.  In order for us to continue as a going concern, we hope to obtain additional debt or equity financing. We are regularly and continually seeking additional funding from investors and from time to time we are in various stages of negotiations.  Nonetheless, to date we have not accomplished a financing of the size needed to put the Company on a stable operating basis. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, or that those actions will produce adequate cash flow to enable us to meet our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Financing Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.  The Company has no off-balance sheet financing arrangements as of June 30, 2014.

New Accounting Standards

For details of applicable new accounting standards, please, refer to Note 3 of our Consolidated Financial Statements.

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

We suggest that the Summary of Significant Accounting Policies, as described in Note 3 of our Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described in Note 3 of our Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with accompanying footnotes, and the report of our independent registered public accounting firm, are set forth on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, who is also our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party review of our disclosure controls and procedures, concluded that as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the company’s principal executive officer who is also our principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees and engage outsourced accounting professionals, which will enable us to implement adequate segregation of duties within the internal control framework.

Management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As part of this assessment management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. Based on this assessment, management concluded that as of June 30, 2013, we had a material weakness in our internal control over financial reporting because of the lack of segregation of duties and the limited technical accounting capabilities. In July 2013 we engaged a third party service provider with the necessary financial expertise to provide an independent review and additional oversight of financial reporting. In addition, the board of directors, as part of their review of the quarterly and annual financial statements, has complete access to the detailed financial information of the Company for further review and verification of all financial transactions during the reporting periods. Management believes these changes and detailed review by the board of directors enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Subsequent issuances

In July and October 2014, the Company issued an aggregate of 66,000,000 shares of common stock in for the aggregate purchase price of $300,000 to Brian Mertz and entities controlled by Mr. Mertz as reported on the Form 8-K filed on October 8, 2014 and incorporated herein by reference.  This issuance resulted in a change of control of the Company in favor of Mr. Mertz.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our board of directors is responsible for the overall management of the company and appoints the executive officers who are responsible for administering our day-to-day operations.  Our executive officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.  The following table identifies our directors and officers as of October 15, 2014.

Name	Age	Position
Allan Kronborg	52	Director
Robert K. Bench	65	President, Chief Financial Officer and Director
Rene Dyhring Mikkelsen	47	Director
Soren Jonassen	47	Director, Chairman
Peter Opata	46	Director

Allan Kronborg, age 52, was elected as a director and the Chief Executive Officer, in August 2013. He resigned his position as Chief Executive Officer in April 2014, but remained as a member of the board of directors. He was educated in mechanical and energy engineering. From 1986 through 1997 he served in various senior management positions in companies with international operations, and in 1997 formed his own healthcare company. He is an active entrepreneur with interests and experience in real estate and starting companies and running their operations in China, Czech Republic, Lithuania, Sweden, Norway, and Denmark. He has recently taken an interest in the business and growth opportunities in Ghana.

Robert K. Bench, age 65, has served as our President and Chief Financial Officer since October 2007 and as a member of our board of directors since December 2007.  Mr. Bench was a founder and since April 1999 has been a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”). From January 2005 until April 2007, he also served as the Chief Financial Officer of Innuity, Inc. (INNU), software as a service company that delivers applications for small business. From November 2000 until August 2004, he also served as Chief Financial Officer of The SCO Group (SCOX), a developer and marketer of software applications and operating systems. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

Rene Dyhring Mikkelsen, age 47, has served as Chief Financial Officer of Ganni since May 2008 and as a Director since July 2010, and he has served as Chief Financial Officer of Global Green Capacity since January 2009. Mr. Mikkelsen is an experienced professional with over 20 years in various senior management and executive positions in start-up enterprises and public companies. He has served both Arthur Andersen and A.T. Kearney, where he has assisted a number of companies in their early start-up years and completed several initial public offerings. Mr. Mikkelsen was a founder and Managing Partner of Oryx Invest Venture Capital, a combined consulting and venture capital group focused on assisting start-ups and early stage companies, a position he held from 1999 until 2004. Mr. Mikkelsen served as Investment Consultant to MiFactory Venture Capital in Chile, Argentina and Brazil during the period from 2004 to 2007, a leading LatAm venture capital company focusing on IT and Telco investments – he was responsible for investments in US/EU based technologies. In addition, Mr. Mikkelsen has served as a director of private and public companies and has assisted both private and public companies raise over $100 million for start-up and growth capital through private, public, and venture offerings. He has been responsible for a number of business combinations and successfully reorganized several financially distressed companies. He has spent several years on international assignments in EU/US and in emerging markets like the former Eastern Europe, China and LatAm. Mr. Mikkelsen has been a co-founder and is a private investor in a number of private and small public companies. His background includes Financial Services, Internet Technology, Retail, Venture Capital, Manufacturing and Agri Investments. Mr. Mikkelsen holds a Master Degree in Accounting, Auditing & Finance as well as an Executive MBA in General Management & Strategy.

Soren Jonassen, age 47, Mr. Jonassen is an experienced professional with over 25 years in audit profession in Denmark. He was appointed as a certified public accountant in 1996 and served as audit manager in Arthur Andersen until 1996 and has been serving as audit partner in Crowe Horwath Denmark since 1996. Mr. Jonassen is a CPA and holds a degree of master in business economy from Copenhagen Business School. Mr. Jonassen has served as CEO of Crowe Horwath where he was also International liaison partner establishing a professional world-wide network. During his professional work he has assisted start-ups and a large number of small to midsized companies, including assisting with IPO’s in Denmark and USA. Mr. Jonassen has specialized in IFRS public reporting and conversion process.  He has been an adviser in large M&A transactions, and has been co-founder of a number of private companies in Denmark in a number of different sectors.

Peter Opata, age 46, was elected as a director in June 2013. He graduated from the University of Ghana, Legon in 1996.  He joined Lowe and Partners, a global network of agencies that build great brands, as an Advertising and Marketing Executive in March 1997.  He was responsible for global companies, including BMW, Barclays Bank, Unilever and Scancom, now MTN.   In September 1999, Mr. Opata moved to Denmark where he attended Aalborg University, and acquired a Masters Degree in Development Studies and International Relations. With a great desire to use the new knowledge acquired, he joined Ghana Foreign Service in October 2002.  Mr Opata’s years in the Ghana Foreign Service has helped him acquire valuable diplomatic experience. He was a member of Ghana´s delegation to the COP 15 Climate summit in Copenhagen in 2009. He was also a member of Ghana´s delegation to the International Working Group (IWG) on the Ivory Coast Peace Process in Abidjan, Ivory Coast, 2006.  Peter Opata has lived in most of the ten regions of Ghana; he speaks English, French and four Ghanaian languages.

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

Corporate Governance

Leadership Structure

Our board of directors has appointed Mr. Soren Jonassen as its chairman. Our board of directors has determined that its leadership structure is appropriate and effective for the Company.

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

Audit Committee. Soren Jonassen, Rene Dyhring Mikkelsen, and Peter Opata serve as members of the Audit Committee, with Mr. Mikkelsen serving as Chairman. Our Board of Directors has determined that Mr. Mikkelsen satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of any internal audit function that we may adopt and oversee our independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.agriconglobal.com.  Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole.

Compensation Committee. Rene Dyhring Mikkelsen, Alan Kronborg, and Peter Opata serve as members of the Compensation Committee of our Board of Directors, with Mr. Kronborg serving as Chairman. The functions of our Compensation Committee are primarily to: (a) to oversee the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company’s website, www.agriconglobal.com.

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

Code of Ethics

On May 12, 2008, our Board of Directors adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics is designed to deter wrongdoing by employees and to promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics is applicable to all of our employees, as well as employees of our subsidiaries, including our principal executive officer and principal financial officer. A copy of the Code of Ethics was previously filed with the SEC and is posted on the Company’s website,

www.agriconglobal.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Directors and officers are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  On June 20, 2014 the Company issued 8,013,228 shares of its common stock to present and past officers, directors, and affiliates, and an additional 4,755,000 shares to a company owned by Stephen Abu, a former Vice President of the company (see Note 7 and Note 8 to the financial statements). In addition, all holders of options agreed to cancel their options as part of the settlement agreements in consideration for the receipt of Common Stock. The required “Statement of Changes in Beneficial Ownership (Form 4) for the recipients of the shares and for the cancellation of options were not timely filed.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the years ended June 30, 2014 and 2013.  No other executive officers received total annual compensation in excess of $100,000.
Person	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Comp ($)	All Other Comp. ($)	Total ($)

Robert K. Bench (1)	2014	$28,000	-	-	-	-	$5,400	$33,400
Robert K. Bench (1)	2013	$47,000	-	-	-	-	-	$47,000

(1)
Mr. Bench has served as Agricon‘s President since October 2008 and Chief Financial Officer since November 30, 2008. On August 19, 2013, Mr. Bench was granted 2,000,000 non-qualified stock options. On June 20, 2014 all 2,000,000 options were canceled, none of which had vested.

Employment Agreements

The Company had no employment contracts outstanding at June 30, 2014 with any employees.

Robert Bench.  Mr. Bench has agreed to serve as Agricon’s President and Chief Financial Officer.  He will receive a salary of $10,000 for the month of July, 2014 and $5,000 per month for August and September of 2014. Subsequent to September 2014 his remuneration will be set by the Board of Directors of the Company.

On June 20, 2014, all outstanding options of the company were cancelled.

Compensation of Directors

On March 6, 2012 Agricon adopted a compensation plan for its non-management Board members. Compensation includes cash and non-cash components.  The cash component is based on attendance at Board meetings in accordance with the following table:

	Quarterly	Face to Face Mtg.	Telephonic Mtg.
Board Chairman	$4,000	$1,500	$750
Board Member	$3,000	$1,000	$500
Committee Chair		$500	$250
Committee Member		$400	$200

In addition, non-management Board members receive stock option grants from time to time with the minimum set forth in the following table:

	Upon Election (1)	Annual Refresh (2)
Board Chairman	40,000 options	7,000 options
Board Member	30,000 options	6,000 options

(1)	One time grant at time of election or reappointment to the board. Options to be priced at the 5-day volume weighted average price (“VWAP”) prior to the date of election.

(2)	Shares to be granted each year when the board member is re-elected at the Company’s annual shareholder meeting. Options will be priced at the 5-day VWAP prior to the date of shareholder meeting.

No fees were paid to our directors for the fiscal years ended June 30, 2014 or 2013.  All options which were granted to officers and directors for the years ended June 30, 2014 and 2014 were cancelled by the Company in exchange for the issuance of shares of Company Stock as set forth in Item 5.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned by the following persons or groups as of October 15, 2014 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our executive officers and directors and (iii) all of our executive officers and directors as a group.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In determining the percentages, the following table assumes 98,660,002 shares of our common stock are issued and outstanding.

(1)	Except as indicated below, each person has sole and voting and/or investment power over the shares listed, subject to applicable community property laws. There are no options granted or outstanding.
(2)
Includes 29,428,571 shares owned by World Wide Investment Fund and 10,000,000 shares owned by Stratega ApS, which may be deemed to be beneficially owned by Mr. Mertz who is a control person in each company.

(3)
Includes 4,755,000 shares owned by African Heavy Machinery and 3,500,000 shares owned by Ghana Journeys Limited, which may be deemed to be beneficially owned by Mr. Abu who is a control person in each company.

(4)	Includes 269,993 shares owned by Vector Capital, LLC, which may be deemed to be beneficially owned by Mr. Bench who is the managing member of Vector Capital LLC.
(5)	Includes 750,000 shares owned by BE Venture ApS, which may be deemed to be beneficially owned by Mr. Mikkelsen, who is the managing member of BE Venture ApS.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

From time to time prior to and during the year ended June 30, 2014, African Heavy Machinery Limited, a company of which Stephen Abu, one of our past officers, is an owner, advanced the Company funds through the payment of costs and expenses relating to our operations in Ghana and, in addition to those advances, loaned $12,000 cash to the Company. At June 30, 2013 the outstanding and unpaid advances totaled $102,207. These amounts were included in accounts payable on the Company’s financial statements for the year ended June 30, 2013.   The Loan amount of $12,000 was included as part of the notes payable, related parties at June 30, 2013 (see Note 6 to the Company’s financial statements). In November 2013 the Company issued 44,800 shares of its common stock in full payment of the remaining principle balance of the note and accrued interest, totaling $9,800. On June 20, 2014 the company issued African Heavy Machinery Limited 3,500,000 shares in settlement of obligations totaling $116,609 (see Note 7 to the Company’s financial statements).  A company, which is an affiliate of our President, loaned $55,000 cash to the Company, which amount is included in Secured notes payable, related parties (see Note 6 to the Company’s financial statements). In November 2013 the Company issued 138,133 shares of its common stock in full payment of the remaining principle balance of the note and accrued interest, totaling $49,000.

On June 20, 2014 the Company settled a number of obligations to past and present officers, directors, and affiliates totaling $780,035 through the issuance of 8,013,284 shares of its common stock (see Note 7 to the Company’s financial statements).

On June 20, 2014, in conjunction with its sale of ASHG, the Company issued to Ghana Journeys Limited, a company of which Stephen Abu, one of our past officers, is an owner, 4,755,000 shares of common stock, valued at $665,700, for the assumption of all outstanding liabilities of ASHG (see Note 8 to the Company’s financial statements).

The Company issued 500,000 shares of common stock, as part of its Shai Hills lease acquisition, to a company to which one of our officers is an owner.  The Company expensed this payment in the amount of $625,000, which is included in discontinued operations in its financial statements.

The Board of Directors of the Company, with Mr. Jensen abstaining, has determined that the provision of legal services to the Company by Mr. Jensen and his law firm, ClearWater Law & Governance, LLC are offered and performed at rates that are more than fair in relation to the market for legal services and that such amounts and rates are fair and reasonable to the Company.  The total dollar amount of such services during the fiscal year ending June 30, 2013 was $27,360 and $2,229 as reimbursable expenses of which the Company paid $7,500 as of June 30, 2014. The total dollar amount of such services during the fiscal year ending June 30, 2014 was $28,956, of which the Company paid $50,796 through June 30, 2014 (see Note 7 to the Company’s financial statements).

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

On February 10, 2010 a majority of our shareholders approved an amendment to the Stock Incentive Plan to increase the share amount under the plan from 300,000 to 3,300,000.  As of June 30, 2014, there were no issued or outstanding awards under the Stock Incentive Plan.

Changes in Control

On March 31, 2012, Agricon and CPGL, and its shareholders, Global Green Capacity Limited, and Invest in Ghana Co Limited, entered into a share exchange agreement pursuant to which Agricon agreed to issue an aggregate of 12,000,000 shares of common stock to CPGL stockholders and designees.  In return, Agricon acquired 100% of the issued and outstanding shares of CPGL stock (the “Share Exchange and Purchase Agreement”).  As a result, CPGL became a wholly-owned subsidiary of Agricon.   The Share Exchange resulted in a change in control of the Company.  In conjunction with the share exchange the Company also changed its name to Agricon Global Corporation.  As of June 30, 2014, the former CPGL stockholders and designees owned in the aggregate 20% of the outstanding shares of common stock.

The Company completed a private placement of 9,428,571shares of its common stock to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.  World Wide Investment Fund Ltd. was also granted a 45 day exclusive option to acquire an additional 56,571,429 shares of common stock at a purchase price of $300,000. Following the private placement Mr. Mertz beneficially owned 66,000,000 shares or 66.9% of the then 98,660,002 total shares issued and outstanding.

Director Independence
The board of directors has determined that Rene Mikkelsen, Alan Kronborg, Peter Opata, and Soren Jonassen are “independent directors” as that term is defined in the listing standards of the NYSE Amex.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

EKS&H LLLP (“EKS&H”) served as the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2014 and 2013.  Principal accounting fees for professional services rendered for us by EKS&H for the twelve months ended June 30, 2014 and 2013, are summarized as follows:

	2014	2013
Audit	$35,400	$33,750
Tax	$6,850	$12,565
Consultation	$1,517	$3,000
Total	$43,767	$49,315

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NODESCRIPTION AND METHOD OF FILING

Exhibit No. 2.1 3.1 3.2 3.3 10.41 10.42 10.43 10.44 10.45 10.46 10.47 10.48 10.49 10.50 10.51 10.52 10.53 10.54 10.55 10.56 10.57 10.58 10.59 14.1 21.1 31.1 31.2 32.1 32.2 99.1 99.2 99.3
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

Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 14, 2008)

PREVIOUSLY FILED EXHIBITS 10.1 THRU 10.40 ARE EXCLUDED HERE AS NO LONGER MATERIAL OR RELEVANT.  SUCH EXHIBITS REMAIN ON FILE AND ARE AVAILABLE FROM THE COMPANY.

Stock Sale and Purchase Agreement dated June 20, 2014 by and between the Company and Ghana Journeys Limited.

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Soren Jonassen

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Rene Mikkelsen

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Robyn Farnsworth

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Peter Opata

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Peter Moeller

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Lars Nielsen

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and James U. Jensen

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Clearwater Law & Governance Group, LLC

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and John Thomas

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and John Knab

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Robert K. Bench

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Allan Kronborg

Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Andrew Goodwin

Settlement and Mutual Release Agreement dated June 20, 2014 by and between the Company and Stephen Abu Jr. African Heavy Equipment Limited, Ghana Journeys Limited

Subscription Agreement dated August 20, 2014 by and between the Company and World Wide Investment Fund, Ltd.

Subscription Agreement dated October  2, 2014 by and between the Company and World Wide Investment Fund, Ltd. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

Subscription Agreement dated October 2, 2014 by and between the Company and Stratega ApS. (Filed as Exhibit 10.2  to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

Subscription Agreement dated October 2, 2014 by and between the Company and Brian Mertz. (Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

Code of Business Conduct and Ethics, adopted May 12, 2008 (filed as Exhibit 14.1 to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2008, filed September 12 and incorporated by reference).

Subsidiaries of Registrant

Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Press Release dated October 7, 2014 (Filed as Exhibit 99.1 to the Company’s form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

Audit report from EKSH and audited financial statements of CPGL as of December 31, 2011 (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 5, 2012)

Unaudited pro forma consolidated financial information regarding Agricon and CPGL (incorporated by reference to Exhibit 99.13 to Form 8-K filed April 5, 2012)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 15, 2014	Agricon Global Corporation, a Delaware corporation
/S/ Robert K. Bench
Robert K. Bench, President, Chief Financial Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	October 15, 2014	/S/ Allan Kronborg
Allan Kronborg Director
Date:	October 15, 2014	/S/ Robert K. Bench
Robert K. Bench President, Chief Financial Officer and Director

Date:	October 15, 2014	/S/ Soren Jonassen
Soren Jonassen, Director
Date:	October 15, 2014	/S/ Peter Opata
Peter Opata, Director

Date:	October 15, 2014	/S/ Rene Mikkelsen
Rene Mikkelsen, Director

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Agricon Global Corporation
Lehi, Utah

We have audited the accompanying consolidated balance sheets of Agricon Global Corporation and Subsidiary (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agricon Global Corporation and Subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the year ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EKS&H LLLP

October 15, 2014
Denver, Colorado

The accompanying notes are an integral part of these consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
Current Assets
Cash	$3,628	$4,770
Interest receivable	-	833
Subscriptions receivable	-	100,000
Notes receivable, current portion	128,657	148,804
Total current assets	132,285	254,407

Equipment	-	32,785
Land under capital lease	-	1,055,575
Notes receivable, net of current portion	-	128,657

Total Assets	$132,285	$1,471,424

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$8,503	$61,912
Accounts payable, related parties	-	181,631
Accrued liabilities	206,207	229,730
Notes payable, related parties	115,787	280,193
Secured convertible notes payable, related parties, net of discount of $0
and $44,424, respectively	-	22,576
Current portion of capital lease obligation	-	31,416
Total current liabilities	330,497	807,458

Capital lease obligations, net of current portion	-	905,159

Total Liabilities	$330,497	$1,712,617

Commitments and Contengiencies (see note 14 to the financial statements)
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
32,660,002 shares issued and outstanding at June 30, 2014 and
18,708,774 shares issued and outstanding at June 30, 2013	3,266	1,871
Additional paid-in capital	5,574,518	2,034,321
Accumulated deficit	(5,775,996)	(2,277,385)
Total stockholders' deficit	(198,212)	(241,193)

Total Liabilities and Stockholders' Deficit	$132,285	$1,471,424

The accompanying notes are an integral part of these consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2014	2013
Operating Expenses:
Selling, general and administrative	$(2,658,712)	$(726,056)
Total Operating Expenses	(2,658,712)	(726,056)

Loss from Operations	(2,658,712)	(726,056)

Other Income and Expense:
Interest income	21,196	27,619
Interest expense	(104,825)	(93,883)
Total Other Income and Expense	(83,629)	(66,264)

Loss from continuing operations	(2,742,341)	(792,320)
Loss from discontinued operations	(756,270)	(861,527)
Net Loss	$(3,498,611)	$(1,653,847)

Basic and diluted loss per common share
From continuing operations	$(0.14)	$(0.04)
From discontinued operations	(0.04)	(0.05)
Total	$(0.18)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	19,339,582	18,034,792

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2012	-	-	17,374,841	1,737	716,026	(623,538)	94,225

Issuance of stock for cash	-	-	1,000,000	100	499,900	-	500,000
Issuance of stock for subscription receivable	-	-	200,000	20	89,980	-	90,000
Share-based compensation from issuance of options
and stock	-	-	500,000	50	661,379	-	661,429
Cancellation of shares	-	-	(366,000)	(36)	36	-	-
Beneficial conversion feature	-	-	-	-	67,000	-	67,000
Net loss	-	-	-	-	-	(1,653,847)	(1,653,847)
Balance at June 30, 2013	-	-	18,708,841	1,871	2,034,321	(2,277,385)	(241,193)

Issuance of stock for cash	-	-	1,000,000	100	24,900	-	25,000
Issuance of stock for settlement of liabilities	-	-	8,196,161	819	838,016	-	838,835
Issuance of stock related to sale of ASHG	-	-	4,755,000	476	665,224	-	665,700
Share-based compensation from issuance of options
and stock	-	-	-	-	1,638,666	-	1,638,666
Stock expense for settlement in stock in excess of
liability	-	-	-	-	373,391	-	373,391
Net loss	-	-	-	-	-	(3,498,611)	(3,498,611)

Balance at June 30, 2014	-	$-	32,660,002	$3,266	$5,574,518	$(5,775,996)	$(198,212)

The accompanying notes are an integral part of these consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(3,498,611)	$(1,653,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,638,666	661,429
Stock expense for settlement in stock in excess of liability	373,391	-
Accretion of debt discount	44,424	22,576
Depreciation	3,648	-
Bad debt expense-notes receivable	50,833	-
Land lease interest expense	257,414	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(833)
Accounts payable	432,390	36,261
Accounts payable, related parties	(54,031)	181,631
Accrued liabilities	562,430	219,005
Net Cash Used in Operating Activities	(189,446)	(533,778)

Cash Flows From Investing Activities
Principal payments on notes receivable	98,804	93,228
Advance to vendor	-	(50,000)
Purchase of equipment	-	(7,901)
Net Cash Provided by Investing Activities	98,804	35,327

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash and subscription receivable	125,000	550,000
Principal payments on unsecured notes payable, related parties	(17,500)	-
Proceeds from issuance of secured convertible notes payable, related parties	-	67,000
Principal payments on secured convertible notes payable, related parties	(18,000)	-
Payment on capital lease obligation	-	(119,000)
Net Cash Provided by Financing Activities	89,500	498,000

Net Decrease in Cash	(1,142)	(451)
Cash at Beginning of Period	4,770	5,221
Cash at End of Period	$3,628	$4,770

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
Conversion of accounts payable and accrued liabilities to notes payable	$476,926	$218,293
Shares issued to pay principal and accrued interest of secured
convertible notes payable	58,800	-
Shares issued to sale Agricon SH Ghana	665,700	-
Shares issued for settlement of liabilities	838,835	-
Subscription receivable		100,000
Purchase of land under capital lease		1,055,575
Benficial conversion feature on notes payable		67,000
Cancellation of shares of common stock		36

The accompanying notes are an integral part of these consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation (formerly BayHill Capital Corporation) and its wholly-owned subsidiaries Canola Properties Ghana Limited, (“CPGL”), and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies collectively “Agricon” or the “Company.”  CPGL and ASHG were incorporated under the laws of Ghana on July 5, 2011 and November 7, 2012 respectively.  Intercompany balances and transactions have been eliminated in consolidation. In December 2013, CPGL discontinued its agricultural activities and transferred its remaining assets to ASHG. On June 20, 2014, ASHG was sold.  The operations of CPGL and ASHG are included in the consolidated statements of operations up to the date of discontinued activities and sale, respectively, and are classified as discontinued operations in both years presented.

Nature of Operations — All of the Company’s business for the years ended June 30, 2014 and June 30, 2013 was conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company’s business activities to date have been organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  The Company discontinued all business activities on June 20, 2014 and as of June 30, 2014 was a “shell corporation” under SEC regulations.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared with the recognition that the Company is a shell corporation and that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,498,611 for the year ended June 30, 2014 and has an accumulated deficit of $5,775,996 at June 30, 2014.  The Company also used cash in operating activities of $189,446 during the year ended June 30, 2014.  At June 30, 2014, the Company has negative working capital of $198,212.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order for us to continue as a going concern, we will need to obtain additional debt or equity financing. We are regularly and continually seeking additional funding from investors and from time to time we are in various stages of negotiations.  Nonetheless, to date we have not accomplished a financing of the size needed to put the Company on a stable operating basis. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to attain positive cash flow operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet our future obligations. All of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to cease operations.

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

Notes Receivable – The Company has one note receivable, which arose from the sale of Commission River, a prior subsidiary. The note matures within the twelve months subsequent to June 30, 2014 and is classified as “Notes receivable, current portion” in the financial statements. See further discussion and disclosure in Note 4.

Capital Land and Lease–The Company expenses all costs relating to land and lease acquisition activities until the actual acquisition or until the lease has been executed. The land purchase price is then capitalized and re-evaluated periodically for any valuation allowance required. Lease payments are capitalized and amortized over the appropriate lease period.  Costs of land clearing and preparation are expensed as incurred.  The lease acquisition costs have been reclassified as discontinued operations for all years presented.

Income Taxes – The Company accounts for income taxes pursuant to Accounting Standards Codification (ASC) 740, Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes.  We recognize deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not recognize interest or penalties in the consolidated statements of operations for the years ended June 30, 2014 and 2013 and no accrued interest or penalties are included in the consolidated balance sheets as of June 30, 2014 and 2013. Tax years that remain subject to examination include 2010 through the current year.  See further discussion and disclosures in Note 12.

Equipment – Equipment is stated at cost less accumulated depreciation. At the time equipment is disposed of or traded in, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to operations.  Major renewals and betterments that extend the life of the property and equipment are capitalized. Maintenance and repairs are expensed as incurred. The equipment on the consolidated balance sheets had not been placed into use as of June 30, 2013 and therefore no depreciation was recognized at June 30, 2013. The Company recognized $3,648 of depreciation expense on the equipment during the year ended June 30, 2014. Depreciation is calculated using the straight-line method. As of June 30, 2014, the equipment balance is $0 since the equipment was part of the discontinued operations of ASHG.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially dilutive issuable common shares.  As of June 30, 2014 the Company had no options or potentially issuable shares outstanding.  For the year ended June 30, 2013, there were 1,300,000 unexercised options, 223,333 shares related to the secured convertible notes payable to related parties, and 500,000 shares that may be issued for the consummation of the Apam lease, that were excluded from the net loss per common share calculation for the year ended June 30,2013.

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

Recently Enacted Accounting Standards – In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities and Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Consolidation (“ASU 2014-10”), which removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles.  In addition, the amendments eliminated the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments also clarify that the guidance for risks and uncertainties is applicable to entities that have not yet commenced planned principal operations.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements pertaining to development stage entities are to be applied retrospectively.  The amendments related to the disclosure of risks and uncertainties are to be applied prospectively.  ASU 2014-10 is effective for the Company for annual reporting periods beginning July 1, 2015, and for the interim periods therein, with early application of each of the amendments permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  As a result, management adopted ASU 2014-10 as of June 30, 2014, and the effects of the adoption are reflected in the accompanying financial statements and related notes.  As described above, the adoption of ASU 2014-10 eliminated certain disclosures of information formerly required of development stage entities, including inception-to-date information in the accompanying statements of operations, cash flows, and stockholders’ deficit.  The adoption of ASU 2014-10 also combined the amounts of deficit accumulated during the development stage and prior to the development stage into one amount for accumulated deficit in stockholders’ deficit.  The elimination of these disclosure requirements had no other effect on the amounts reported for total assets, liabilities, stockholders’ deficit, net loss, or loss per common share.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  ASU 2014-09 will be effective for the Company retrospectively beginning July 1, 2017, with early adoption not permitted.  Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s financial statements.

NOTE 4 – NOTES RECEIVABLE

On August 31, 2010, the Company sold its wholly-owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014, when the remaining principal balance of the note is due.  The note is secured by all of the assets of Commission River Corporation. As of June 30, 2014, the note was current and has a remaining principal balance of $128,657, all of which is classified as “Notes receivable, current portion”, on the balance sheet.

On September 12, 2014 all of the remaining principal balance and accrued interest was paid.

On April 24, 2013, the Company advanced Waterfall Mountain LLC, an unrelated party, $50,000 in the form of a short-term unsecured note receivable with a maturity date of September 15, 2013, which was extended to October 15, 2013. The note was not paid and was written off in December 2013 as a bad debt.

NOTE 5 – SECURED AND UNSECURED NOTES PAYABLE TO RELATED PARTIES

The Company previously issued unsecured notes to affiliates (officers and directors) for accrued salaries and fees and accrued interest. On June 20, 2014 the Company completed a series of settlements whereby the majority of notes were converted to the Company’s common stock.    At June 30, 2014 there were three secured notes payable,  and one unsecured note payable, with annual interest rates of 15% and maturity dates of September 30, 2014,  to present and past affiliates of the Company which are related to legal fees, director fees, and unpaid salaries.  The notes are classified as current liabilities and consist of the following:

	June 30,		June 30,
Note Holder	2014		2013
ClearWater Law and Governace Group, LLC	$32,001	*	$3,783
James U Jensen	25,954	*	31,960
Soren Jonassen	-		12,900
Rene Mikkelsen	-		17,800
Robert K Bench	29,546	*	85,000
Lars Nielsen	-		50,000
Stephen Abu	-		27,000
Robyn Farnsworth	28,286		40,250
John M Knab	-		5,500
John D Thomas	-		6,000
Total	$115,787		$280,193

On September 14, 2014 the principal balances and accrued interest on the three secured notes were paid in full. A principal payment of $9,116 along with the accrued interest was paid on the unsecured note leaving a principal balance of $19,170. The Company is in default on the remaining unsecured note. No demands have been made under the note for payment.

NOTE 6 – SECURED CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On April 29, 2013, the Company borrowed $67,000 from two companies that were affiliates of two of the Company’s officers.  One of the note holders is a company which is owned and controlled by Stephen Abu, an officer of the Company and the other note holder is controlled by adult children of Robert Bench, an officer of the Company. The notes were interest bearing at

10% per quarter and matured on October 30, 2013; the notes are classified as current liabilities on the balance sheets.  The notes are secured by the assets of the Company.  The notes and accrued interest were payable, at the Company’s option, in cash or by the issuance of shares of common stock of the Company at $0.30 per share in payment of the principal of the notes and $0.50 per share for the payment of accrued but unpaid interest.  The fair value of the stock at the commitment date was $1.00 per share.  The conversion price is not subject to re-pricing, and as such, these notes were deemed to be conventional convertible debt. As a result, a beneficial conversion feature was recorded in additional paid-in capital for $67,000 and the note payable was reduced by a debt discount of $67,000.    For the years ended June 30, 2014 and 2013, accretion expense on the debt discount was $44,424 and $22,576. On November 4, 2013 the Company issued 182,933 shares of common stock in full payment of the remaining principal and accrued but unpaid interest totaling $58,800.

NOTE 7 – SETTLEMENT OF LIABILITIES

On June 20, 2014, the Company issued 8,013,228 shares of common stock in settlement of various liabilities owed to present and past affiliates of the Company as follows:

	Nature and Amount of Liability

	Accounts	Accrued	Accrued	Notes	Total	Number
Name	Payable	Interest	Liabilities	Payable	liabilities	of shares
Stephen Abu	$116,609	$-	$-	$-	$116,609	3,500,000
Robert Bench		6,450		190,455	196,905	1,397,232
Alan Kronborg			60,000	60,000	120,000	901,128
Clearwater Law Group		2,795		48,001	50,796	381,926
Robyn Farnsworth		2,613		42,430	45,043	338,666
Rene Mikkelsen		1,353	3,500	36,462	41,315	310,639
James U Jensen		2,272	4,500	33,305	40,077	301,469
Soren Jonassen		1,109	3,500	30,754	35,363	265,887
Peter Moller	20,000				20,000	200,000
Lars Nielsen		3,323		75,780	79,103	158,206
Peter Opata		120	3,500	8,000	11,620	87,368
John Thomas		2,715		6,000	8,715	65,526
John Knab		2,489		5,500	7,989	60,068
Andrew Goodman	6,500				6,500	45,113
Totals	$143,109	$25,239	$75,000	$536,687	$780,035	8,013,228

In addition to the settlement of the above liabilities all option holders agreed to cancel all options that have been granted by the Company.  The shares of common stock were valued at $0.14 per share on June 20, 2014.  The Company recognized additional share-based compensation of $400,249 on the 26,858 shares issued and $373,391 in stock expense for settlement of these liabilities for the fair value of the stock issuedstock in excess of the fair value of the liabilities given up.  The Company also recognized additional paid in capital of $58,431 for the fair value of the liabilities that were in excess of the fair value of the common stock issued.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2013, all operations in CPGL were transferred to ASHG and all operations in CPGL ceased.

On June 20, 2014, the Company sold ASHG to Ghana Journeys Limited (“Ghana Journeys”), a company owned by Stephen Abu, a former affiliate of the Company.  The fair value of ASHG on the date of sale was $665,700.  Ghana Journeys did not pay anything for ASHG other than assuming the remaining liabilities including the capital lease obligation.  In addition, the Company issued 4,755,000 shares of Agricon common stock to Ghana Journeys valued at $0.14 per share or $665,700.  The Company recognized a loss on sale of ASHG of $86,822, which has been included in the discontinued operations on the statement of operations.

Since the Company no longer operates in Ghana after the sale of ASHG on June 20, 2014 and CPGL in the prior year, the operations of both subsidiaries have been classified as discontinued operations for both years presented.   The loss from discontinued operations for the years ended June 30, 2014 and 2013 was $756,270 and $861,527, respectively as set forth below:

	For the Years Ended June 30,
	2014	2013
Professional services	$24,001	$78,316
Interest expense	165,501	-
Rent expense	4,200	6,600
Lease acquisition expenses	105,750	690,699
Depreciation	3,648	-
Salaries	104,700	-
Travel	3,950	24,367
Land lease interest expense	257,414	-
Other expenses	87,106	61,545
Loss from discontinued operations	$756,270	$861,527

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In December 2012, ASHG acquired approximately 8,000 acres of agricultural land in the Shai Hills area of Ghana, West Africa. The lease required total payments over nine years of $1,954,840.  The Company paid the first year payment of $129,032, which included a payment at the acquisition date of $119,000 and a credit for $10,032 of costs and expenses advanced to the lessee by the Company during lease negotiations, which were expensed in prior periods. The lease was accounted for as a capital lease.  On the lease acquisition date, the present value of the minimum lease payments, calculated at a discount rate of 18%, was $1,055,575, which was booked as land under capital lease at June 30, 2013. The following is a schedule by year of future minimum lease payments under the capital lease, together with the present value of the minimum lease payments as of June 30, 2013:

On June 20, 2014, the Company recognized impairment expense of $256,398 on the land under capital lease and then sold the land under capital lease, as well as the associated liabilities, to Ghana Journeys as described in Note 8.  As of June 30, 2014, the land under capital lease and associated lease obligations were zero.  The lease acquisition costs for all periods were reclassified as discontinued operations.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company's capitalization is 100,000,000 common shares authorized, with a par value of $0.0001 per share. At June 30, 2014, the Company had 32,660,002 common shares outstanding.
Preferred shares of 400,000 with a par value of $0.0001 have been authorized and no shares are issued or outstanding at June 30, 2014.

On November 4, 2013, the Company issued 182,933 shares of common stock, to two affiliates for the payment of $58,800 of the principal and accrued interest of two notes payable. See Note 6 for additional information.

On May 2, 2014, the Company issued 1,000,000 shares of common stock for $25,000 of cash.

On June 20, 2014, the Company issued 8,013,228 shares of common stock for settlement of liabilities of $780,035 (Note 7).  The Company also issued 4,755,000 shares of Agricon common stock to Ghana Journeys valued at $0.14 per share or $665,700 in conjunction with the sale of ASHG (Note 8).

During the quarter ended June 30, 2013, the Company issued 200,000 shares under a subscription agreement at $0.50 per share, for which the Company received the cash during July 2013.

The Company issued 500,000 shares of common stock, at the then current market price of $1.25 per share, as part of its Shai Hills lease acquisition costs during the year ended June 30, 2013.  The Company expensed this payment in the amount of $625,000, which is included in loss from discontinued operations in the financial statements.

The Company conducted a private placement offering to a limited number of foreign investors under which the Company issued a total of 1,200,000 shares of its common stock at a price of $0.50 per share during the year ended June 30, 2013.

On June 7, 2013, 366,000 shares relating to a 2012 share exchange agreement were returned to the Company and cancelled.  These shares were surrendered pursuant certain milestones not being met by one of the CPGL shareholders and as part of a negotiated mutual release.

NOTE 11 – SHARE BASED COMPENSATION

On July 10, 2013, the Company announced the election of Peter Opata as a new director and Allan Kronborg, as an advisory board member and also as a business consultant to the Company. On July 31, 2013, as part of our board of director’s compensation plan, we granted non-qualified options to our four outside directors and Mr. Kronborg as follows:

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

A summary of the status of the non-qualified stock options at June 30, 2014 and 2013 are as follows:

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Life	Value
Outstanding at June 30, 2012	1,300,000	$0.50	4.08	$325,000
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	1,300,000	$0.50	3.08	$325,000
Granted	6,160,000	0.67
Exercised	-	-
Cancelled	(7,460,000)	-
Outstanding at June 30, 2014	-	$-	-	$-

The fair value of the stock option grants is estimated on the date of grant using a lattice based option pricing model in accordance with proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard No. ASC 718 for Share-based Payments.

Share-based compensation, from issuance of stock and granted stock options, recorded during the year ended June 30, 2014 and 2013 was $1,638,666 and $661,429, respectively, and is reported as general and administrative expense in the accompanying consolidated statements of operations.  As of June 30, 2014 and 2013, there is $0 and $107,596, respectively, of unrecognized compensation cost related to stock-based payments that will be recognized over a period of 4 years.

As part of the “Settlement of Liabilities” as discussed in Note 7, optionees holding all outstanding options agreed to cancel their options.  As of June 30, 2014, there were no options outstanding.

NOTE 12 – INCOME TAXES

Operating losses for the years ended June 30, 2014 and 2013 were $2,829,163 and $849,408 relating to domestic operations and $669,448 and $804,439 relating to foreign operations, respectively.

We had approximately $7,240,785 and $3,884,603 of net operating loss carry forwards as of June 30, 2014 and June 30, 2013, respectively, which are comprised of $1,945,797 and $645,791 of U.S. federal and $3,425,640 and $2,038,912 state net operating losses, respectively, which expire in varying amounts beginning 2032, if unused. The Company also has net operating losses related to its Ghana operations of $1,869,348 and $1,199,900 as of June 30, 2014 and 2013, respectively, which begin to expire in 2018; however, there is a tax holiday for our agriculture operations in Ghana and therefore there is no future tax benefit for the losses.

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

The temporary differences and carry forwards which give rise to the deferred income tax assets are as follows:

	For the Years Ended June 30,
	2014	2013
Accrued compensation	43,189	104,176
Issuance of non-qualified stock options	-	31,836
Debt Discount & Benefical conversion on debt	(4,075)	(16,570)
Other	6,516	21,573
Net operating loss carry forwards	774,617	287,225
Valuation allowance	(820,247)	(428,240)
	$0	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:

	For the Years Ended June 30,
	2014	2013
Income tax expense (benefit) at the statutory rate	(1,189,528)	(562,308)
State income taxes, net of federal benefit	(93,462)	(28,131)
Foreign rate differential	227,613	273,202
Change in valuation allowance	381,991	306,799
Change in net operating loss carry forwards	(2,057)	(15,160)
Debt discount on beneficial conversion feature	-	24,991
Cancellation of stock options	643,059	-
Loss on sale of subsidiary	32,384	-
Other	-	607
Income tax expense (benefit)	$-	$-

During fiscal 2014, and subsequent to year end, the Company issued common stock for cash and the satisfaction of liabilities.  The amount of shares issued was significant enough to have triggered a change in control for income tax purposes.  Currently the Company has not determined the amount of net operating losses, if any, that might be available for future periods due to the change in control.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

		Fair Value Measurements at Reporting Dates
Description	June 30, 2013	Level 1	Level 2	Level 3
Land under capital lease	$1,055,575	$-	$-	$1,055,575

Total	$1,055,575	$-	$-	$1,055,575

The fair value of the land, included under the capital lease, was compared to a number of other properties, with like characteristics, during the Company’s search for appropriate agricultural land within a large radius. Management believes the value is representative of the other properties within the area of interest, is comparable to the value of the two additional properties under negotiation, and is comparable to other land being offered by other third parties. The Company sold ASHG on June 20, 2014, along with all of the assets held by ASHG, including the land lease.  As of June 30, 2014, the Company had no land under capital lease.

NOTE 14 – Commitments and Contingencies

The Company issued 500,000 shares of common stock, and assigned a carried interest, in the Shai Hills property, of two and one-half percent (2.5%) of net farm operations revenue, as part of its acquisition of the Shai Hills lease during the year ended June 30, 2013.  The Company sold ASHG on June 20, 2014, along with all of the assets held by ASHG, including the land lease.  As of June 30, 2014 the Company had no other commitments and contingencies.

NOTE 15 – Subsequent Events and Change in Control

On August 28, 2014 the Company completed a private placement of 9,428,571shares of its common stock to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.  Mr. Mertz was also granted a 45 day exclusive option to acquire an additional 56,571,429 shares of common stock at a purchase price of $300,000. On October 6, 2014 the option was exercised and the Company issued 20,000,000 shares to World Wide Investment Fund Ltd., 10,000,000 shares to Stratega ApS, a company controlled by Mr. Mertz, and 26,571,429 shares to Mr. Brian Mertz, for a total purchase price of $300,000.

Mr. Mertz, as an individual and through the two companies that he controls owns a total 66,000,000 shares or 66.9% of the 98,660,002 of the Company’s issued and outstanding shares as of October 6, 2014.  Although Mr. Mertz has indicated his desire to make changes to management and the board of directors, no changes have yet been made.