Form 10-Q
period 2014-09-30
Agricon Global Corp
filed 2014-11-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑   No ☐

As of November 13, 2014, the registrant had 98,660,002 shares of common stock, par value $0.0001, issued and outstanding.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$15,601	$3,628
Notes receivable, current portion	-	128,657
Total current assets	15,601	132,285

Total Assets	$15,601	$132,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$10,567	$8,345
Accounts payable, related parties	1,360	158
Accrued liabilities	217,957	206,207
Notes payable, related parties	19,170	115,787
Total current liabilities	249,054	330,497

Total Liabilities	$249,054	$330,497

Commitments and Contengiencies (see note 9 to the financial statements)
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
42,088,573 shares issued and outstanding at September 30, 2014 and
32,660,002 shares issued and outstanding at June 30, 2014	4,209	3,266
Additional paid-in capital	5,623,575	5,574,518
Accumulated deficit	(5,861,237)	(5,775,996)
Total stockholders' deficit	(233,453)	(198,212)

Total Liabilities and Stockholders' Deficit	$15,601	$132,285

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2014	2013
Operating Expenses:
Selling, general and administrative	$(84,554)	$(155,211)
Total Operating Expenses	(84,554)	(155,211)

Loss from Operations	(84,554)	(155,211)

Other Income and Expense:
Interest income	2,931	7,189
Interest expense	(3,618)	(51,819)
Total Other Income and Expense	(687)	(44,630)

Loss from continuing operations	(85,241)	(199,841)
Loss from discontinued operations	-	(145,005)
Net Loss	$(85,241)	$(344,846)

Basic and diluted loss per common share
From continuing operations	$(0.00)	$(0.01)
From discontinued operations	-	(0.01)
Total	$(0.00)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	36,041,989	18,708,841

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(85,241)	$(344,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	39,422
Accretion of debt discount	-	33,500
Depreciation	-	912
Changes in operating assets and liabilities:
Interest receivable	-	(1,354)
Accounts payable	2,222	46,734
Accounts payable, related parties	1,202	34,391
Accrued liabilities	11,750	104,011
Net Cash Used in Operating Activities	(70,067)	(87,230)

Cash Flows From Investing Activities
Principal payments on notes receivable	128,657	24,164
Advance to vendor	-	(3,000)
Net Cash Provided by Investing Activities	128,657	21,164

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	50,000	100,000
Principal payments on unsecured notes payable, related parties	(9,116)	(17,500)
Principal payments on secured convertible notes payable, related parties	(87,501)	(18,000)
Net Cash (Used in) Provided by Financing Activities	(46,617)	64,500

Net Increase (Decrease) in Cash	11,973	(1,566)
Cash at Beginning of Period	3,628	4,770
Cash at End of Period	$15,601	$3,204

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
Conversion of accounts payable and accrued liabilities to notes payable	$-	$171,735

See accompanying notes to the condensed consolidated financial statements.

AGRICON GLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of Agricon Global Corporation (formerly BayHill Capital Corporation) together with its previously owned and operated wholly-owned subsidiaries Canola Properties Ghana Limited (“CPGL”) and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies, collectively “Agricon” or the “Company.”  CPGL and ASHG were incorporated under the laws of Ghana on July 5, 2011 and November 7, 2012, respectively.  Intercompany balances and transactions have been eliminated in consolidation. In December 2013, CPGL discontinued its agricultural activities and transferred its remaining assets to ASHG. On June 20, 2014, all of the equity interests of the Company ASHG were sold.  As a result, the Company no longer has any interest in the CPGL or ASHG, however, the operations of CPGL and ASHG are included in the consolidated statements of operations up to the date of discontinued activities and sale, respectively, and are classified as discontinued operations in both years presented.

Nature of Operations — Prior to the disposition of the equity interests of ASHG, all of the Company’s business had been conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company’s business activities to date had been organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  The Company discontinued all business activities on June 20, 2014 and as of September 30, 2014 was a “shell corporation” under SEC regulations.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $85,241 for the quarter ended September 30, 2014 and has an accumulated deficit of $5,861,237 from inception (July 5, 2011) through September 30, 2014.  The Company also used cash in operating activities of $70,067 during the three months ended September 30, 2014.  At September 30, 2014, the Company had negative working capital of $233,453.  The Company is in default on notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order for the Company to continue as a going concern, the Company expects to obtain additional debt and/or equity financing.  The Company is regularly and continually seeking additional funding from investors and from time to time is in various stages of negotiations.  Nonetheless, to date the Company has not accomplished a financing of the size needed to put the Company on a stable operating basis. There can be no assurance that the Company will be able to secure additional debt or equity financing, that it will be able to attain positive cash flow operations, or that, if it is successful in any of those actions, those actions will produce adequate cash flow to enable it to meet our future obligations. All of our existing financing arrangements are short-term. If the Company is unable to obtain additional debt and/or equity financing, it may be required to significantly reduce or cease operations.

NOTE 3 – CHANGES IN MANAGEMENT AND DIRECTORS

On October 22, 2014 the Company filed an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, with a proposed change in the majority of the board of directors and an addition to management. The proposed change included the resignation of Rene Mikkelsen, Alan Kronborg, Robert Bench, and Peter Opata as directors, the appointment of Brian Mertz and Ole Segetty as directors and the appointment of Brian Mertz as Chief Executive Officer. These changes became effective on November 5, 2014.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three months ended September 30, 2014, may not be indicative of the results that may be expected for the year ending June 30, 2015.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include estimated realizability of notes receivable, and realizability of deferred tax assets. Actual results could differ from those estimates.

Business Condition – The Company discontinued all business activities on June 20, 2014 and as of September 30, 2014 was a “shell corporation” under SEC regulations. The Company has begun to look for operating companies or other business opportunities to acquire.  The ability of the Company to continue as a going concern is dependent on the success of that plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 2—Going Concern).

Cash – The balance in Cash consists of cash reserves held in checking accounts.

Notes Receivable – During the three months ended September 30, 2014 the remaining principal balance of the only note receivable was paid in full. See further discussion and disclosure in Note 5.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially anti-dilutive issuable common shares.  As of September 30, 2014 there were options of 56,571,429 granted and outstanding, which were fully excluded from the net loss per common share calculation. These options were exercised on October 6, 2014 and as a result, there are no outstanding options to purchase the Company’s common shares as of the date of this report.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There is no interest or penalties recognized in the statement of operations or accrued as of September 30, 2014. Tax years that remain subject to examination include 2010 through the current year.

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

NOTE 5 – NOTES RECEIVABLE

On August 31, 2010, the Company sold its wholly-owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014.  The remaining principal balance was paid in full during the quarter ended September 30, 2014.

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

NOTE 6 –NOTES PAYABLE TO RELATED PARTIES

The notes payable to present and past affiliates of the Company are related to legal fees, director fees, and unpaid salaries that were converted into notes payable.  The notes were not paid at their maturity dates and the Company is in default on the remaining note outstanding at September 30, 2014.  Interest accrues at 15%. No affiliate has demanded payment.  The notes are classified as current liabilities. These notes consist of the following at September 30, 2014 and June 30, 2014:

	September 30,	June 30,
Note Holder	2014	2014
ClearWater Law and Governace Group, LLC	$-	$32,001
James U Jensen	-	25,954
Robert K Bench	-	29,546
Robyn Farnsworth	19,170	28,286
Total	$19,170	$115,787

NOTE 7 – SHARE BASED COMPENSATION

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

Share-based compensation, from issuance of stock and granted stock options, recorded during the three month periods ended September 30, 2014 and 2013 was $0 and $39,422, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of September 30, 2014 and June 30 2014, there was $0 of unrecognized compensation cost related to stock-based payments that will be recognized over the remaining life of the options.

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

The 2010 through 2014 tax years remain open to examination by the Internal Revenue Service.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the three months ended September 30, 2014 and 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On August 28, 2014, Mr. Brian Mertz was granted a 45 day exclusive option to acquire an additional 56,571,429 shares of common stock at a purchase price of $300,000. Mr. Mertz exercised this option on October 6, 2014. See Note 11—Subsequent Events for further discussion.

NOTE 10 – STOCKHOLDER’S EQUITY

Preferred stock

The Company has authorized 400,000 shares of preferred stock, with a par value of $0.0001 per share. As of September 30, 2014 and June 30, 2014, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2014 and June 30, 2014, the Company had 42,088,573 and 32,660,002, respectively, shares of common stock issued and outstanding.

On August 28, 2014 the Company completed a private placement of 9,428,571shares of its common stock for cash in the amount of $50,000 to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.

NOTE 11 – SUBSEQUENT EVENTS

On October 6, 2014 the option was exercised and the Company issued 20,000,000 shares to World Wide Investment Fund Ltd., 10,000,000 shares to Stratega ApS, a company controlled by Mr. Mertz, and 26,571,429 shares to Mr. Brian Mertz, for a total purchase price of $300,000.

Mr. Mertz, as an individual and through the two companies that he controls owns a total 66,000,000 shares or 66.9% of the 98,660,002 of the Company’s issued and outstanding shares as of November 14, 2014.  Effective November 5, 2014, Mr. Mertz, through his beneficial ownership,  made changes to management and the board of directors.  See Note 3.

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
• the intensity of competition; and
• general economic conditions.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934)  to reflect subsequent events or circumstances. All written and oral forward-looking statements made in connection with this Annual Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

BUSINESS REVIEW

Previously, all of the Company’s business had been conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company’s business activities consisted of organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  Effective June 20, 2014 the Company sold ASHG, the only active business of the Company, to Ghana Journeys Limited and the Company discontinued all business activities on June 20, 2014 and as of September 30, 2014 was a “shell corporation” under SEC regulations.

Results of Operations

Three months ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

The Company generated no revenues from operations during the three months ended September 30, 2014 or 2013. Our activities related to our continued search for assets to acquire or merge into the Company.

General and Administrative Expenses

General and administrative expenses were $84,554 and $155,211 for the three months ended September 30, 2014 and 2013 respectively, all of which related to our search for future opportunities for the Company.

Loss from discontinued operations for the three months ended September 30, 2013 was $145,005. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Liquidity and Capital Resources and Our Ability to Continue as a Going Concern

As of September 30, 2014 and June 30, 2014, we had cash on hand of $15,601 and $3,628, respectively. Our operations do not produce cash flow and we rely almost exclusively on external sources of liquidity. As of September 30, 2014, we had a $233,453 working capital deficiency and we need additional funding to pay our current liabilities and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock for cash, exchanges of stock in satisfaction of liabilities or for services, issuing short- term promissory notes and sales of our assets. We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to litigation and foreclosure proceedings. We will also need to obtain additional funding to make our planned capital expenditures. If we are unable to secure such additional funding, we will be unable to pursue our plans; we may have to cease or significantly curtail our operations, including our plans to acquire additional leases. Our ability to raise additional capital is critical to our ability to continue to operate our business.

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

Our independent registered public accounting firm’s report on our June 30, 2014 financial statements expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to substantial losses from operations, negative working capital, negative cash flow, and the lack of sufficient capital, as of the date the report was issued, to support our planned capital expenditures through 2014 or later. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations

Number of Employees

As of September 30, 2014, the Company had 3 part time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2014 and June 30, 2014.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended September 30, 2014.

Fair Value of Financial Instruments

The Company adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of these provisions did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with these provisions.

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

During the three months ended September, 2014, we engaged an accounting firm, separate from our auditors, to assist us in our financial review and reporting process and to provide an independent review of financials as described above. There were no other changes in our internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of September 30, 2014.

Item 1A.  Risk Factors

The Company’s results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in the Company’s annual report on Form 10-K (incorporated herein by reference) and this quarterly report on Form 10-Q. You should carefully consider all of these risks.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through September 30, 2014, the Company has incurred cumulative losses of $5,861,237 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated June 30, 2014, our independent auditors stated that our financial statements for the year ended June 30, 2014 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our net losses and deficits in cash flows. We continue to experience net operating losses since the Company is still in a development stage. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals. If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, the Company issued an aggregate of 9,428,571 shares of common stock for $50,000.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

EXHIBIT NO	DESCRIPTION AND METHOD OF FILING

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

10.41
Stock Sale and Purchase Agreement dated June 20, 2014 by and between the Company and Ghana Journeys Limited. (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.42
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Soren Jonassen (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.43
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Rene Mikkelsen (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.44
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Robyn Farnsworth (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.45
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Peter Opata (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.46
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Peter Moeller (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.47
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Lars Nielsen (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.48
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and James U. Jensen (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.49
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Clearwater Law & Governance Group, LLC (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.50
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and John Thomas (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.51
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and John Knab (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.52
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Robert K. Bench (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.53
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Allan Kronborg (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.54
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Andrew Goodwin (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.55
Settlement and Mutual Release Agreement dated June 20, 2014 by and between the Company and Stephen Abu Jr. African Heavy Equipment Limited, Ghana Journeys Limited (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.56
Subscription Agreement dated August 20, 2014 by and between the Company and World Wide Investment Fund, Ltd. (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.57
Subscription Agreement dated October  2, 2014 by and between the Company and World Wide Investment Fund, Ltd. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

10.58
Subscription Agreement dated October 2, 2014 by and between the Company and Stratega ApS. (Filed as Exhibit 10.2  to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

10.59
Subscription Agreement dated October 2, 2014 by and between the Company and Brian Mertz. (Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

14.1
Code of Business Conduct and Ethics, adopted May 12, 2008 (filed as Exhibit 14.1 to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2008, filed September 12 and incorporated by reference).

21.1	Subsidiaries of Registrant

31.1	Certification of Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRICON GLOBAL CORPORATION

Date:	November 13, 2014	By:	/s/ Robert K Bench
Robert K Bench
President, Chief Financial Officer