Form 10-Q
period 2014-12-31
STRATEGABIZ, INC.
filed 2015-02-12
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 0-11730

STRATEGABIZ, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑   No☐

As of February 9, 2015, the registrant had 3,535,236 shares of common stock, par value $0.0001, issued and outstanding.

STRATEGABIZ, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

STRATEGABIZ, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$83,202	$3,628
Prepaid expenses	107,562	-
Notes receivable, current portion	-	128,657
Total current assets	190,764	132,285
Total Assets	$190,764	$132,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,179	$8,345
Accounts payable, related parties	1,991	158
Accrued liabilities	106,957	206,207
Notes payable, related parties	9,170	115,787
Total current liabilities	123,297	330,497

Total Liabilities	$123,297	$330,497

Commitments and Contengiencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
3,535,236 shares issued and outstanding at December 31, 2014 and
1,088,667 shares issued and outstanding at June 30, 2014	354	109
Additional paid-in capital	6,112,432	5,577,675
Accumulated deficit	(6,045,319)	(5,775,996)
Total stockholders' equity (deficit)	67,467	(198,212)

Total Liabilities and Stockholders' Equity (Deficit)	$190,764	$132,285

See accompanying notes to the condensed consolidated financial statements.

STRATEGABIZ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Operating Expenses:
Selling, general and administrative	$179,802	$431,558	$264,356	$586,771
Total Operating Expenses	179,802	431,558	264,356	586,771

Loss from Operations	179,802	431,558	264,356	586,771

Other Income and Expense:
Interest income	-	4,505	2,931	11,694
Interest expense	(4,280)	(28,328)	(7,898)	(80,147)
Total Other Income and Expense	(4,280)	(23,823)	(4,967)	(68,453)

Loss from continuing operations	(184,082)	(455,381)	(269,323)	(655,224)
Loss from discontinued operations	-	(122,426)	-	(267,431)
Net Loss	$(184,082)	$(577,807)	$(269,323)	$(922,655)

Basic and diluted loss per common share
From continuing operations	$(0.06)	$(0.73)	$(0.12)	$(1.05)
From discontinued operations	-	(0.20)	-	(0.43)
Total	$(0.06)	$(0.93)	$(0.12)	$(1.48)

Basic and diluted weighted average number of common shares outstanding	3,335,319	627,406	2,268,359	625,517

See accompanying notes to the condensed consolidated financial statements.

STRATEGABIZ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(269,323)	$(922,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	50,002	224,344
Shares issued for domain names	35,000	-
Accretion of debt discount	-	44,424
Depreciation	-	1,824
Bad debt expense	-	50,833
Changes in operating assets and liabilities:
Prepaid expenses	(7,562)	-
Accounts payable	(3,166)	94,710
Accounts payable, related party	1,833	76,983
Accrued liabilities	(99,250)	317,129
Net Cash Used in Operating Activities	(292,466)	(112,408)

Cash Flows From Investing Activities
Principal payments on notes receivable	128,657	48,305
Net Cash Provided by Investing Activities	128,657	48,305

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	350,000	100,000
Principal payments on unsecured notes payable, related parties	(19,116)	(17,500)
Principal payments on secured convertible notes payable, related parties	(87,501)	(18,000)
Net Cash Provided by Financing Activities	243,383	64,500

Net Increase in Cash	79,574	397
Cash at Beginning of Period	3,628	4,770
Cash at End of Period	$83,202	$5,167

Supplemental Disclosures of Cash Flow Information:
Conversion of accounts payable and accrued liabilities to notes payable	$-	$302,405
Shares issued for prepaid compensation	100,000	-
Shares issued to pay principal and accrued interest of secured
convertible notes payable	-	58,800

See accompanying notes to the condensed consolidated financial statements.

STRATEGABIZ, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying condensed consolidated financial statements for StrategaBiz, Inc. (formerly Agricon Global Corporation)(the “Company”) are presented in conformity with accounting principles generally accepted in the United States of America.  Financial statements for the fiscal year ended June 30, 2014 include operations and balances of the Company together with its previously owned and operated wholly-owned subsidiaries Canola Properties Ghana Limited (“CPGL”) and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies.  Intercompany balances and transactions have been eliminated in consolidation. In December 2013, CPGL discontinued its agricultural activities and transferred its remaining assets to ASHG. On June 20, 2014, all of the equity interests of the Company ASHG were sold.  As a result, the Company no longer has any interest in the CPGL or ASHG, however, the operations of CPGL and ASHG are included in the consolidated statements of operations up to the date of discontinued activities and sale, respectively, and are classified as discontinued operations in both years presented.

Nature of Operations — Prior to the disposition of the equity interests of ASHG, all of the Company’s business had been conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company’s business activities to date had been organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  The Company discontinued all business activities on June 20, 2014 and as of December 31, 2014 was a “shell corporation” under SEC regulations.

Change in Corporate Name and Equity Structure — Effective December 15, 2014, the Company effected (i) a change in the name of the Company from “Agricon Global Corporation” to “StrategaBiz, Inc.”; and (ii) a reverse split of the Company’s outstanding common stock on a basis of 1-for-30 and the rounding to the nearest share for fractional interests by filing an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.  The name change and reverse split were approved by the holders of a majority of the Company’s issued and outstanding common stock on November 7, 2014.  On November 25, 2014 the Company filed with the Securities and Exchange Commission, and the Company’s stockholders were furnished with a Definitive Information Statement filed on Schedule 14(c) to advise the stockholders of the corporate actions.  The Company’s common stock began trading on January 15, 2015 on a post-split basis under the symbol “SGBZ.” All share and per-share amounts included in these consolidated financial statements (including pre-reverse stock split shares) have been restated to reflect the 1-for-30 reverse stock split.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $269,323 for the six months ended December 31, 2014 and has an accumulated deficit of $6,045,319 as of December 31, 2014.  The Company also used cash in operating activities of $292,466 during the six months ended December 31, 2014.  At December 31, 2014, the Company had working capital of $67,467.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the six months ended December 31, 2014, may not be indicative of the results that may be expected for the year ending June 30, 2015.

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

Business Condition – The Company discontinued all business activities on June 20, 2014 and as of December 31, 2014 was a “shell corporation” under SEC regulations. The Company has begun to look for operating companies or other business opportunities to acquire.  The ability of the Company to continue as a going concern is dependent on the success of that plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 2—Going Concern).

Cash – The balance in Cash consists of cash reserves held in checking accounts.

Notes Receivable – During the six months ended December 31, 2014 the remaining principal balance of the only note receivable was paid in full. See further discussion and disclosure in Note 5.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially anti-dilutive issuable common shares.  As of December 31, 2014 there were no outstanding options to purchase the Company’s common shares.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There is no interest or penalties recognized in the statement of operations or accrued as of December 31, 2014. Tax years that remain subject to examination include 2010 through the current year.

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

NOTE 5 – NOTES RECEIVABLE

On August 31, 2010, the Company sold its wholly-owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014.  The remaining principal balance was paid in full on September 12, 2014.

NOTE 6 –NOTES PAYABLE TO RELATED PARTIES

The unsecured note payable to a present affiliate of the Company is related to unpaid salaries that were converted into a note payable.  The note was not paid at its maturity dates and the Company is paying off the remaining note outstanding at December 31, 2014 based on a renegotiated payment schedule of $1,000 per month.  Interest accrues at 18% per annum, and is paid monthly. The remaining note is classified as current liabilities. The secured and unsecured notes consisted of the following at December 31, 2014 and June 30, 2014:

	December 31,	June 30,
Note Holder	2014	2014
ClearWater Law and Governance Group, LLC	$-	$32,001
James U Jensen	-	25,954
Robert K Bench	-	29,546
Robyn Farnsworth (unsecured)	9,170	28,286
Total	$9,170	$115,787

NOTE 7 – SHARE BASED COMPENSATION

On November 5, 2014 the board of directors approved a one-time payment of $50,000 to Messrs. Soren Jonassen and Ole Sigetty, the Company’s outside board members and to Mr. Brian Mertz, the Company’s Chief Executive Officer for their services through the end of the Company’s fiscal year 2015. These amounts were paid by the issuance of 66,667 restricted shares of the Company’s common stock, which were priced by the directors at $0.75 per share, which they deemed the appropriate market value at the time of issuance.  The shares granted were not subject to vesting; the Company expensed the entire $50,000 as compensation expense during the quarter ended December 31, 2014 and the balance will be expensed over the subsequent two quarters.

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

The Company did not recognize any interest or penalties related to income taxes for the six months ended December 31, 2014 and 2013.

NOTE 9 – STOCKHOLDER’S EQUITY

Preferred stock

The Company has authorized 400,000 shares of preferred stock, with a par value of $0.0001 per share. As of December 31, 2014 and June 30, 2014, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2014 and June 30, 2014, the Company had 3,535,236 and 1,088,667 (32,660,002 pre-split shares), respectively, shares of common stock issued and outstanding.

On August 28, 2014 the Company completed a private placement of 314,286 (9,428,571 pre-split) shares of its common stock for cash in the amount of $50,000 to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.

On October 6, 2014 the Company issued 666,667 (20,000,000 pre-split) shares to World Wide Investment Fund Ltd., 333,333 (10,000,000 pre-split) shares to Stratega ApS, a company controlled by Mr. Mertz, and 885,714 (26,571,429 pre-split) shares to Mr. Brian Mertz, for a total purchase price of $300,000.

On December 2, 2014 the Company issued 66,667 shares to each of the following: Soren Jonassen, Ole Sigetty, and Brian Mertz in lieu of cash payments of $50,000 each.

On December 28, 2014 the Company issued 46,667 shares to Hugo Svaneeng Holdings ApS for the purchase of Domain names, which the board of directors valued at $35,000.

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

BUSINESS REVIEW

Previously, all of the Company’s business had been conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company’s business activities consisted of organizing the Company and locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  Effective June 20, 2014 the Company sold ASHG, the only active business of the Company, to Ghana Journeys Limited and the Company discontinued all business activities on June 20, 2014 and as of December 31, 2014 was a “shell corporation” under SEC regulations.

Results of Operations

Three months ended December 31, 2014 Compared to Three months Ended December 31, 2013

Revenue

The Company generated no revenues from operations during the three months ended December 31, 2014 or 2013. Our only activities related to our continued search for assets to acquire or merge into the Company.

General and Administrative Expenses

General and administrative expenses were $179,802 for the three months ended December 31, 2014, which related to our search for future opportunities for the Company, and $431,558 for the three months ended December 31, 2013, which related to our search and negotiation efforts to secure a land lease.

Loss from discontinued operations for the three months ended December 31, 2013 was $122,426. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Six months ended December 31, 2014 Compared to Six months Ended December 31, 2013

Revenue

The Company generated no revenues from operations during the six months ended December 31, 2014 or 2013. Our only activities related to our continued search for assets to acquire or merge into the Company.

General and Administrative Expenses

General and administrative expenses were $264,356 for the six months ended December 31, 2014, which related to our search for future opportunities for the Company, and $586,771 for the six months ended December 31, 2013, which related to our search and negotiation efforts to secure a land lease.

Loss from discontinued operations for the six months ended December 31, 2013 was $267,431. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Liquidity and Capital Resources and Our Ability to Continue as a Going Concern

As of December 31, 2014 and June 30, 2014, we had cash on hand of $83,202 and $3,628, respectively. Our operations do not produce cash flow and we rely almost exclusively on external sources of liquidity. As of December 31, 2014, we had $67,467 in working capital and we need additional funding to pay our current liabilities and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock for cash, exchanges of stock in satisfaction of liabilities or for services, issuing short- term promissory notes and sales of our assets. During the six months ended December 31, 2014, the Company financed its operations through the sale of an aggregate of 2,200,000 shares of common stock for $350,000 to Worldwide Investment Fund, Ltd., Stratega ApS and Brian Mertz.  We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to claims and litigation. We will also need to obtain additional funding to make our planned capital expenditures. If we are unable to secure such additional funding, we will be unable to pursue our plans; we may have to cease or significantly curtail our operations, including our plans to acquire additional leases. Our ability to raise additional capital is critical to our ability to continue to operate our business.

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

As of December 31, 2014, the Company had 3 part time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at December 31, 2014 and June 30, 2014.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended December 31, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or

15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party review of our disclosure controls and procedures, concluded that as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As part of this assessment management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. Based on this assessment, management concluded that as of June 30, 2014, we had a material weakness in our internal control over financial reporting because of the lack of segregation of duties and the limited technical accounting capabilities. In July 2014 we engaged a third party service provider with the necessary financial expertise to provide an independent review and additional oversight of financial reporting. In addition, the board of directors, as part of their review of the quarterly and annual financial statements, has complete access to the detailed financial information of the Company for further review and verification of all financial transactions during the reporting periods. Management believes these changes and detailed review by the board of directors enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control over Financial Reporting

During the six months ended December 31, 2014, we engaged an accounting firm, separate from our auditors, to assist us in our financial review and reporting process and to provide an independent review of financials as described above. There were no other changes in our internal control over financial reporting during the six months ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of December 31, 2014.

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

Since inception, the Company has incurred cumulative losses resulting in an accumulated deficit of $6,045,319 as of December 31, 2014.  The Company has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2014, the Company issued an aggregate of 2,200,000 shares of common stock for $350,000.  The proceeds from the sale of the shares of common stock were used as working capital.

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

3.1	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).
3.2	Amended and Restated Certificate of Incorporation of Registrant, effective as of December 15, 2014 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 24, 2014).
3.3	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 14, 2008)
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

STRATEGABIZ, INC.

Date:	February 9, 2015	By:	/s/ Robert K Bench
Robert K Bench, President