Form 10-Q
period 2015-03-31
STRATEGABIZ, INC.
filed 2015-05-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑   No ☐

As of May 14, 2015, the registrant had 3,672,236 shares of common stock, par value $0.0001, issued and outstanding.

STRATEGABIZ, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

STRATEGABIZ, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$124,587	$3,628
Prepaid expenses	7,701	-
Notes receivable	-	128,657
Total current assets	132,288	132,285
Total Assets	$132,288	$132,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$21,798	$8,345
Accounts payable, related parties	-	158
Accrued liabilities	104,152	206,207
Notes payable, related parties	-	115,787
Total current liabilities	125,950	330,497

Total Liabilities	$125,950	$330,497

Commitments and Contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
3,672,236 shares issued and outstanding at March 31, 2015 and
1,088,667 shares issued and outstanding at June 30, 2014	367	109
Additional paid-in capital	6,199,418	5,577,675
Accumulated deficit	(6,193,447)	(5,775,996)
Total stockholders' equity (deficit)	6,338	(198,212)

Total Liabilities and Stockholders' Equity (Deficit)	$132,288	$132,285

See accompanying notes to the condensed consolidated financial statements.

STRATEGABIZ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Operating Expenses:
Selling, general and administrative	$143,207	$275,759	$407,563	$862,530
Total Operating Expenses	143,207	275,759	407,563	862,530

Loss from Operations	143,207	275,759	407,563	862,530

Other Income and Expense:
Interest income	-	5,128	2,931	16,822
Interest expense	(4,921)	(24,367)	(12,819)	(104,514)
Total Other Income and Expense	(4,921)	(19,239)	(9,888)	(87,692)

Loss from continuing operations	(148,128)	(294,998)	(417,451)	(950,221)
Loss from discontinued operations	-	(104,086)	-	(371,516)
Net Loss	$(148,128)	$(399,084)	$(417,451)	$(1,321,737)

Basic and diluted loss per common share
From continuing operations	$(0.04)	$(0.47)	$(0.15)	$(1.51)
From discontinued operations	-	(0.17)	-	(0.59)
Total	$(0.04)	$(0.64)	$(0.15)	$(2.11)

Basic and diluted weighted average number of common shares outstanding	3,580,825	629,726	2,699,461	627,414

See accompanying notes to the condensed consolidated financial statements.

STRATEGABIZ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(417,451)	$(1,321,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	100,001	369,694
Shares issued for domain names	35,000	-
Accretion of debt discount	-	44,424
Depreciation	-	2,736
Bad debt expense	-	53,833
Changes in operating assets and liabilities:
Prepaid expenses	(7,701)	-
Accounts payable	13,453	96,290
Accounts payable, related party	(158)	98,744
Accrued liabilities	(102,055)	520,409
Net Cash Used in Operating Activities	(378,911)	(135,607)

Cash Flows From Investing Activities
Principal payments on notes receivable	128,657	73,178
Advance to vendor	-	(3,000)
Net Cash Provided by Investing Activities	128,657	70,178

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	487,000	100,000
Principal payments on unsecured notes payable, related parties	(28,286)	(17,500)
Principal payments on secured convertible notes payable, related parties	(87,501)	(18,000)
Net Cash Provided by Financing Activities	371,213	64,500

Net Increase (Decrease) in Cash	120,959	(929)
Cash at Beginning of Period	3,628	4,770
Cash at End of Period	$124,587	$3,841

Supplemental Disclosures of Cash Flow Information:
Conversion of accounts payable and accrued liabilities to notes payable	$-	$476,926
Shares issued for prepaid compensation	150,000	-
Shares issued to pay principal and accrued interest of secured
convertible notes payable	-	58,800

See accompanying notes to the condensed consolidated financial statements.

STRATEGABIZ, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying condensed consolidated financial statements for StrategaBiz, Inc. (formerly Agricon Global Corporation) (the “Company”) are presented in conformity with accounting principles generally accepted in the United States of America.  Financial statements for the fiscal year ended June 30, 2014 include operations and balances of the Company together with its previously owned and operated wholly-owned subsidiaries Canola Properties Ghana Limited (“CPGL”) and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies.  Intercompany balances and transactions have been eliminated in consolidation. In December 2013, CPGL discontinued its agricultural activities and transferred its remaining assets to ASHG. On June 20, 2014, all of the equity interests of the Company ASHG were sold.  As a result, the Company no longer has any interest in the CPGL or ASHG, however, the operations of CPGL and ASHG are included in the consolidated statements of operations up to the date of discontinued activities and sale, respectively, and are classified as discontinued operations in both years presented.

Nature of Operations — Prior to the disposition of the equity interests of ASHG, all of the Company’s business had been conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company’s business activities to date had been organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  The Company discontinued all business activities on June 20, 2014 and as of March 31, 2015 was a “shell corporation” under SEC regulations.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $417,451 for the nine months ended March 31, 2015 and has an accumulated deficit of $6,193,447 as of March 31, 2015.  The Company also used cash in operating activities of $378,911 during the nine months ended March 31, 2015.  At March 31, 2015, the Company had working capital of $56,338.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the nine months ended March 31, 2015, may not be indicative of the results that may be expected for the year ending June 30, 2015.

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

Business Condition – The Company discontinued all business activities on June 20, 2014 and as of March 31, 2015 was a “shell corporation” under SEC regulations. The Company has begun to look for operating companies or other business opportunities to acquire.  The ability of the Company to continue as a going concern is dependent on the success of that plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 2—Going Concern).

Cash – The balance in Cash consists of cash reserves held in checking accounts.

Notes Receivable – During the nine months ended March 31, 2015 the remaining principal balance of the only note receivable was paid in full. See further discussion and disclosure in Note 5.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially anti-dilutive issuable common shares.  As of March 31, 2015 there were no outstanding options to purchase the Company’s common shares.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There is no interest or penalties recognized in the statement of operations or accrued as of March 31, 2015. Tax years that remain subject to examination include 2010 through the current year.

Share-Based Compensation – The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a lattice model that values the options based on probability-weighted projections of the various potential outcomes. The intrinsic value, stock performance, stock volatility, vesting or exercise factors, and forfeiture variables, are all considerations under this model.  If stock grants are related to a future performance condition, the Company recognizes compensation expense when the performance condition, leading to the issuance, becomes probable of occurring.

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

NOTE 6 –NOTES PAYABLE TO RELATED PARTIES

The notes payable to related parties related to unpaid salaries that were converted into notes payable.  The remaining note was paid in full during the quarter ended March 31, 2015. The related party notes consisted of the following at March 31, 2015 and June 30, 2014:

	March 31,	June 30,
Note Holder	2015	2014
ClearWater Law and Governance Group, LLC	$-	$32,001
James U Jensen	-	25,954
Robert K Bench	-	29,546
Robyn Farnsworth (unsecured)	-	28,286
Total	$-	$115,787

NOTE 7 – SHARE BASED COMPENSATION

On November 5, 2014 the board of directors approved a one-time payment of $50,000 to each of Messrs. Soren Jonassen and Ole Sigetty, the Company’s outside board members and to Mr. Brian Mertz, the Company’s Chief Executive Officer for their services through the end of the Company’s fiscal year ending June 30, 2015. These amounts were paid by the issuance of 66,667 restricted shares of the Company’s common stock, which were priced by the directors at $0.75 per share, which they deemed the appropriate market value at the time of issuance.  The shares granted were not subject to vesting; the Company expensed the entire $100,001 as compensation expense through March 31, 2015 and the balance of  $50,000 which is netted against Additional paid-in capital will be expensed during the quarter ending June 30, 2015.

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

The Company did not recognize any interest or penalties related to income taxes for the nine months ended March 31, 2015 and 2014.

NOTE 9 – STOCKHOLDER’S EQUITY

Preferred stock

The Company has authorized 400,000 shares of preferred stock, with a par value of $0.0001 per share. As of March 31, 2015 and June 30, 2014, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2015 and June 30, 2014, the Company had 3,672,236 and 1,088,667 (32,660,002 pre-split shares), respectively, shares of common stock issued and outstanding.

From February 19, 2015 through March 10, 2015 the Company completed a private placement of 137,000 shares of its common stock for cash in the amount of $137,000 to five third party investors.

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

NOTE 10 - EXCHANGE AGREEMENT

On February 27, 2015, the Company signed a Share Exchange and Purchase Agreement (the "Share Exchange Agreement"), with CryptoCorum Ltd., a Malta holding company (“CryptoCorum”) and its sole shareholder, LXCCoin Ventures Limited, a Cyprus limited company formerly known as Jeckelson Investments Limited, pursuant to which the Company agreed to acquire 100% of the issued and outstanding equity securities in CryptoCorum in exchange for 10,500,000 shares of the Company’s common stock par value $0.0001 per share (the “Share Exchange”).  The closing (“Closing”) of the Share Exchange is scheduled to take place on May 17, 2015, or such other time as agreed upon the directors of the Company.  Upon the Closing, the Company will own 100% of the outstanding equity interests of CryptoCorum.  As a result of the Share Exchange, LVL, as the former shareholder of CryptoCorum, will become the controlling shareholder of the Company.

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

BUSINESS REVIEW

Previously, all of the Company’s business had been conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company’s business activities consisted of organizing the Company and locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  Effective June 20, 2014 the Company sold ASHG, the only active business of the Company, to Ghana Journeys Limited and the Company discontinued all business activities on June 20, 2014 and as of March 31, 2015 was a “shell corporation” under SEC regulations.

Results of Operations

Three months ended March 31, 2015 Compared to Three months Ended March 31, 2014

Revenue

The Company generated no revenues from operations during the three months ended March 31, 2015 or 2014. Our only activities related to our continued search for assets to acquire or merge into the Company.

General and Administrative Expenses

General and administrative expenses were $143,207 for the three months ended March 31, 2015, which related to our search for future opportunities for the Company, and $275,759 for the three months ended March 31, 2014, which related to our search and negotiation efforts to secure a land lease.

Loss from discontinued operations for the three months ended March 31, 2014 was $104,086. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Nine months ended March 31, 2015 Compared to Nine months Ended March 31, 2014

Revenue

The Company generated no revenues from operations during the nine months ended March 31, 2015 or 2014. Our only activities related to our continued search for assets to acquire or merge into the Company.

General and Administrative Expenses

General and administrative expenses were $407,563 for the nine months ended March 31, 2015, which related to our search for future opportunities for the Company, and $862,530 for the nine months ended March 31, 2014, which related to our search and negotiation efforts to secure a land lease.

Loss from discontinued operations for the nine months ended March 31, 2014 was $371,516. These represent costs and expenses relating to finding appropriate land, negotiating land leases, surveying and soil testing prospective land for possible acquisition or lease.

Liquidity and Capital Resources and Our Ability to Continue as a Going Concern

As of March 31, 2015 and June 30, 2014, we had cash on hand of $124,587 and $3,628, respectively. Our operations do not produce cash flow and we rely almost exclusively on external sources of liquidity. As of March 31, 2015, we had $56,338 in working capital and we need additional funding to pay our current liabilities and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock for cash, exchanges of stock in satisfaction of liabilities or for services, issuing short- term promissory notes and sales of our assets. During the nine months ended March 31, 2015, the Company financed its operations through the sale of an aggregate of 2,370,000 shares of common stock for $487,000.  We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to claims and litigation. Our ability to raise additional capital is critical to our ability to continue to operate our business.

Our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Economic conditions continue to be weak and global financial markets continue to experience significant volatility and liquidity challenges. These conditions may make it more difficult for us to obtain financing.

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

We are not currently generating revenue, and our cash and cash equivalents will continue to be depleted by our ongoing operations as well as our general and administrative expenses. Until we are in a position to generate significant revenue, we will need to continue to raise additional funds to continue operating as a going concern. We may seek this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through the sale of working interests in one or more of our projects. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may have to cease or significantly curtail our operations.

Over the next twelve months, we do not expect our existing capital and anticipated funds from operations to be sufficient to sustain our planned activities. Consequently, we intend to seek additional capital to fund growth and expansion through equity financings, debt financings and/or credit facilities. We have no assurance that such financing will be available, and if available, the terms under which such financing would be given.

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

As of March 31, 2015, the Company had 3 part time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at March 31, 2015 and June 30, 2014.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended March 31, 2015.

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

Changes in Internal Control over Financial Reporting

During the nine months ended March 31, 2015, we engaged a third party accountant, separate from our auditors, to assist us in our financial review and reporting process and to provide an independent review of financials as described above. There were no other changes in our internal control over financial reporting during the nine months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of March 31, 2015.

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

Since inception, the Company has incurred cumulative losses resulting in an accumulated deficit of $6,193,447 as of March 31, 2015.  The Company has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2015, the Company issued an aggregate of 2,370,000 shares of common stock for $487,000.  The proceeds from the sale of the shares of common stock were used as working capital.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Exchange Agreement

On February 27, 2015, the Company signed a Share Exchange and Purchase Agreement (the "Share Exchange Agreement"), with CryptoCorum Ltd., a Malta holding company (“CryptoCorum”) and its sole shareholder, LXCCoin Ventures Limited, a Cyprus limited company formerly known as Jeckelson Investments Limited (“LVL”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding equity securities in CryptoCorum in exchange for 10,500,000 of the issued and outstanding shares of the Company’s common stock par value $0.0001 per share (the “Share Exchange”).

The Share Exchange Agreement contains customary covenants, representations and warranties of the parties, including, among others, (i) a covenant by each of the Company and CryptoCorum to conduct their respective businesses in the ordinary course during the interim period between the execution of the Agreement and the consummation of the Share Exchange; (ii) a covenant by CryptoCorum to deliver audited financial statements for three years (or periods since its inception) until December 31, 2014 and unaudited financial statements for each month thereafter to be delivered within 15 days after such month; and (iii) a covenant by the sellers to pay any indebtedness owed to CryptoCorum prior to the closing of the Exchange Agreement.

The closing (“Closing”) of the Share Exchange is scheduled to take place on May 17, 2015, or such other time as agreed upon the directors of the Company.  Upon the Closing, the Company will own 100% of the outstanding equity interests of CryptoCorum.  As a result of the Share Exchange, LVL, as the former shareholder of CryptoCorum, will become the controlling shareholder of the Company.

Reportable Events

The Company has failed to previously report the following event:

On September 10, 2009, Mr. Brian Mertz was convicted of stock manipulation for actions taken in June 2006, when he bought shares in Notabene.net A/S listed on Nasdaq First North in Denmark, a company in which he served as CEO, leading to an increase of the share price.  The incident was investigated in July-August of 2006 and Mr. Mertz was indicted and convicted in 2009.  He served a one year suspension and paid a fine in the amount of approximate $1,500 and was required to pay attorney’s fees incurred by the prosecution.

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
10.41
Stock Sale and Purchase Agreement dated June 20, 2014 by and between the Company and Ghana Journeys Limited. (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.42
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Soren Jonassen (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.43
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Rene Mikkelsen (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.44
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Robyn Farnsworth (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.45
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Peter Opata (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.46
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Peter Moeller (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.47
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Lars Nielsen (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.48
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and James U. Jensen (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.49
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Clearwater Law & Governance Group, LLC (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.50
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and John Thomas (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.51
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and John Knab (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.52
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Robert K. Bench (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.53
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Allan Kronborg (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.54
Settlement and Mutual Release Agreement dated June 12, 2014 by and between the Company and Andrew Goodwin (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.55
Settlement and Mutual Release Agreement dated June 20, 2014 by and between the Company and Stephen Abu Jr. African Heavy Equipment Limited, Ghana Journeys Limited (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.56
Subscription Agreement dated August 20, 2014 by and between the Company and World Wide Investment Fund, Ltd. (incorporated by reference as Exhibit 10.42 of the Company’s Annual Report for the year ended June 30, 2014 filed on Form 10-K on October 20, 2014)

10.57
Subscription Agreement dated October 2, 2014 by and between the Company and World Wide Investment Fund, Ltd. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

10.58
Subscription Agreement dated October 2, 2014 by and between the Company and Stratega ApS. (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

10.59
Subscription Agreement dated October 2, 2014 by and between the Company and Brian Mertz. (Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

10.60
Form of Common Stock Subscription Agreement by and among StrategaBiz, Inc. and certain purchasers dated on or about February 2015 (Filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 23, 2015).

10.61
Share Exchange and Purchase Agreement between the Company, CryptoCorum Ltd., a Malta holding company (“CryptoCorum”) and its sole shareholder, LXCCoin Ventures Limited, a Cyprus limited company formerly known as Jeckelson Investments Limited (“LVL”) (Filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on March 3, 2015)

14.1
Code of Business Conduct and Ethics, adopted May 12, 2008 (filed as Exhibit 14.1 to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2008, filed September 12 and incorporated by reference).

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

STRATEGABIZ, INC.

Date:	May 14, 2015	By:	/s/ Robert K Bench
Robert K Bench, President