Form 10-K
period 2015-06-30
STRATEGABIZ, INC.
filed 2015-09-30
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 0-11730

CRYPTOSIGN INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

626 East 1820 North
Orem, Utah	84097
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)      ☑ Yes   ☐ No

The aggregate number of shares held by non-affiliates of the registrant at December 31, 2014 was 1,408,916.  The market value of the common stock held by non-affiliates was $2,405,603, based on the closing bid price for the shares of common stock reported on the OTC Markets (“OTCQB”) on December 31, 2014.  Shares held by each officer, each director and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates.

As of September 30, 2015, the registrant had 3,847,236 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Exhibit 10.61 Subscription Agreeement

CryptoSign Inc.

Unless otherwise indicated by the context, references herein to the “Company”, “CryptoSign”, “we”, “our” or “us” means CryptoSign Inc., a Delaware corporation, and its corporate subsidiaries and predecessors.

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

Item 1.   Business

Company History

CryptoSign Inc. (“CryptoSign” or the “Company”, formerly StrategaBiz Inc., Agricon Global Corporation and BayHill Capital Corporation) was incorporated in May 1983 in the state of Colorado and re-incorporated in the state of Delaware in April 2008. This filing includes the operations and balances of CryptoSign Inc. The Company’s prior business activities consisted of organizing the Company, acquiring all the shares of Canola Property Ghana Limited (“CPGL”), forming Agricon SH Ghana Limited (“ASHG”), both Ghanaian companies and locating appropriate land that might be leased for cultivating and harvesting agricultural products in Ghana. These subsidiaries were our only active business and in December 2013 all operations in CPGL were transferred to ASHG and thereafter all business operations of CPGL ceased. Effective June 20, 2014 the Company sold ASHG, the only active business of the Company, to Ghana Journeys Limited, a company owned by Stephen Abu, a Vice President of Agricon.

Discontinued Operations

Agricon SH Ghana Limited

Effective June 20, 2014, the Company sold all of the issued and outstanding shares (200,000) of ASHG to Ghana Journeys Limited. The Company also issued to Ghana Journeys Limited 4,755,000 shares of the Company’s common stock. In return, Ghana Journeys Limited assumed all of the liabilities and ongoing operating expenses of ASHG. See also Note 7, “Discontinued Operations,” to our Consolidated Financial Statements, set forth in Item 8 of this report, for additional information regarding the sale of ASHG.  As of June 30, 2015 the Company had no business activities, other than its search for future merger or acquisition candidates and engaging in activities in furtherance of such acquisitions, and is therefore considered a “shell corporation” as defined in Rule 144(i)(1) of the Securities Act.  As a consequence, no additional information regarding the Company’s operations, customers, markets, competition, environmental impact, licensing or regulations is provided.

Change in Company Name and Equity Structure

Reverse Stock Split and Name Change to StrategaBiz, Inc.

Effective December 15, 2014, the Company filed an Amended and Restated Certificate of Incorporation (“Restated Certificate”) with the Delaware Secretary of State whereby the Company (a) changed its name to StrategaBiz, Inc. and (b) effected a reverse stock split to reduce the number of shares of outstanding common stock at a rate of 1 share for every 30 shares of common stock then outstanding (“Reverse Split”).  The approval of the Restated Certificate to change the Company's name was approved by written consent of holders of a majority of the Company’s common stock.  Each stockholder owning fewer than 30 shares of common stock immediately before the effective time of the Reverse Stock Split received from the Company $0.10 in cash, without interest, for each of such shares of common stock; and (b) each stockholder owning of record 30 or more shares of common stock immediately before the effective time of the Reverse Split held, after the Reverse Split, the number of shares of common stock equal to 1/30th of the number held prior to the Reverse Split.  On November 25, 2014 the Company filed with the Securities and Exchange Commission, and the Company’s stockholders were furnished with a Definitive Information Statement filed on Schedule 14(c) to advise the stockholders of the corporate actions.  The Company’s common stock began trading on January 15, 2015 on a post-split basis under the symbol “SGBZ.” All share and per-share amounts included in these consolidated financial statements have been restated to reflect the 1 for 30 reverse stock split.

Name Change to CryptoSign, Inc.

Effective June 18, 2015, the Company changed its name to CryptoSign, Inc. by filing a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.  In connection with the name change, the Company changed its trading symbol to “CPSN.”  The name and symbol change were done in anticipation of a merger with an operating company in the crypto currency industry.

Employees

As of June 30, 2015, we had three part-time employees.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items and amendments, thereto with the Commission.  We provide free access to these filings, as soon as reasonably practicable after filing, on our Internet web site located at  www.cryptosign.com. In addition, the public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other information regarding issuers like the Company.  Information appearing on the Company’s website is not part of any report that it files with the Commission.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares are currently traded on the OTC Markets (“OTCQB”) under the symbol “CPSN”.  The following table presents the high and low bid prices for the fiscal years ended June 30, 2015 and 2014.  The prices have been adjusted retroactively to reflect the reverse stock split effective December 2014.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal year ended June 30, 2015	High	Low

Fourth quarter	$4.75	$3.50
Third quarter	$7.00	$1.75
Second quarter	$3.60	$1.75
First quarter	$3.35	$2.40

Fiscal year ended June 30, 2014	High	Low

Fourth quarter	$6.00	$2.40
Third quarter	$13.20	$3.00
Second quarter	$22.50	$10.50
First quarter	$21.00	$6.00

Holders

As of June 30, 2015 we had approximately 318 shareholders of record holding 3,847,236 shares of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on the Common Stock in the foreseeable future.  The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under Delaware law.  The timing, amount and form of dividends, if any, will depend upon, among other things, the Company’s results of operations, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors.  The Company intends to retain any future earnings for use in its business.  The Company has never paid dividends on its Common Stock.

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

On February 10, 2012 a majority of our shareholders approved an amendment to the Stock Incentive Plan to increase the share amount under the plan from 300,000 to 3,300,000.  This amount was reduced accordingly in connection with the Reverse Stock Split to 110,000. As of June 30, 2015, there are no outstanding awards under the Stock Incentive Plan.

The following table sets forth information regarding our equity compensation plans as of June 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	0	$0	110,000

Equity compensation plans not approved by security holders	0	$0	-

Total	0	$0	110,000

The Company did issue non-qualified stock options outside of the Stock Incentive Plan to certain of its officers and directors. However as of June 20, 2014 all such issued options were cancelled as part of an overall settlement with all option holders.  See Recent Sales of Unregistered Securities below and also Note 6 to our Consolidated Financial Statements.  As of June 30, 2015, the Company had no outstanding options or other awards under the Stock Incentive Plan.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2014, the Company issued 267,108 shares for payment of notes payable, accrued interest payable, accounts payable, and for the cancelation of options to current and former affiliates (directors, officers and service providers of the company), in settlement of vendor liabilities, and cancelation of stock options. The shares were issued at a value of $4.20 per share, which was the market price on the date of issue. The Company also issued 16,667 shares in a private placement to Rene Mikkelsen, a director and 16,667 shares to two unrelated individuals at $0.75 per share for cash of $25,000.  The Company also issued 158,500 shares of common stock to Stephen Abu, a Company vice president, valued at $4.20 per share or $665,700, as part of the sale of ASHG.

On August 28, 2014 the Company completed a private placement of 314,286 shares of its common stock for cash in the amount of $50,000 to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.

On October 6, 2014 the Company issued 666,667 shares to World Wide Investment Fund Ltd., 333,333 shares to Stratega ApS, a company controlled by Mr. Mertz, and 885,714 shares to Mr. Brian Mertz, for a total purchase price of $300,000.

On December 2, 2014 the Company issued 66,667 shares to each of the following: Soren Jonassen, Ole Sigetty, and Brian Mertz in lieu of cash payments. The Company expensed an aggregate of $350,002 as compensation expense during the year ended June 30, 2015, which reflected the market price ($1.75 per share) of the Company’s stock at the time of issuance.

On December 28, 2014 the Company issued 46,667 shares to Hugo Svaneeng Holdings ApS for the purchase of Domain names, which the board of directors valued at $81,667 which reflected the market price ($1.75 per share) of the Company’s stock at the time the shares were issued.

From February 19, 2015 through March 10, 2015 the Company completed a series of private placements totaling 137,000 shares of its common stock for cash in the total amount of $137,000 to five third-party investors.

On June 30, 2015, the Company received subscriptions for the purchase of 175,000 shares of its common stock totaling $393,750. The Company received cash for the full subscriptions in July 2015.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any Subsidiary purchased any of our equity securities during the year ended June 30, 2015.

On May 2, 2014, the Company issued 16,667 shares of common stock for $12,500 of cash to a Director of the Company.

On June 20, 2014, the Company issued 267,108 shares of common stock for settlement of liabilities of $780,035 to officers, directors, and affiliates (see Note 6 of the Consolidated Financial Statements).  The Company also issued 158,500 shares of Company common stock to Ghana Journeys valued at $4.20 per share or $665,700 in conjunction with the sale of ASHG to an officer of the Company (see Note 7 of the Consolidated Financial Statements).

On August 28, 2014 the Company completed a private placement of 314,286 shares of its common stock for cash in the amount of $50,000 to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.

On October 6, 2014 the Company issued 666,667 shares to World Wide Investment Fund Ltd., 333,333 shares to Stratega ApS, a company controlled by Mr. Mertz, and 885,714 shares to Mr. Brian Mertz, for a total purchase price of $300,000.

On December 2, 2014 the Company issued 66,667 shares to each of the following: Soren Jonassen, Ole Sigetty, and Brian Mertz in lieu of cash payments.  The Company expensed an aggregate of $350,002 as compensation expense during the year ended June 30, 2015, which reflected the market price ($1.75 per share) of the Company’s stock at the time of issuance.

On December 28, 2014 the Company issued 46,667 shares to Hugo Svaneeng Holdings ApS, a Company owned by Brian Mertz for the purchase of domain names, which were recorded at a cost of $81,667, which reflected the market price ($1.75 per share) of the Company’s stock at the time the shares were issued.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal year ended June 30, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

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

Prior to the sale of ASHG, the Company’s only activities were organizing the Company and locating appropriate land that might be leased for cultivating and harvesting agricultural products.  The Company was unable to raise sufficient capital to engage in the farming operations and agricultural activities that it had planned.

On February 27, 2015, the Company signed a Share Exchange and Purchase Agreement (the "Share Exchange Agreement"), with CryptoCorum Ltd., a Malta holding company (“CryptoCorum”) and its sole shareholder, LXCCoin Ventures Limited, a Cyprus limited company formerly known as Jeckelson Investments Limited (“LVL”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding equity securities in CryptoCorum in exchange for 10,500,000 of the issued and outstanding shares of the Company’s common stock par value $0.0001 per share (the “Share Exchange”).  The closing (“Closing”) of the Share Exchange was scheduled to take place on May 17, 2015, or such other time as agreed upon the directors of the Company.  The Share Exchange was terminated prior to closing by the Company on August 28, 2015.

We are actively seeking to merge with or acquire one or more private companies to create business opportunities and are currently discussing possible acquisitions with one or more companies. We believe an appropriate merger or an acquisition strategy will create a foundation to expand into new markets and acquire operating companies that will add new technologies, products, or services.  We can give no assurances that the Company can continue operations until completing any such transaction, and can give no assurance that the Company can complete any such transaction.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  Since its inception through June 30, 2015, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Results of Operations

The Company’s consolidated operations included the operations of CryptoSign for all periods presented and the operations of ASHG through June 20, 2014.

During the year ended June 30, 2015, the Company had a net loss from continuing operations of $822,876, which consisted selling, general and administrative expenses of $804,488, and $18,388 of other expenses.  These amounts compare to net losses from continuing operations of $2,742,341 for the year ended June 30, 2014, which consisted of selling, general and administrative expenses of $2,658,712 and $83,629 of other expenses.  The loss from discontinued operations during the year ended June 30, 2015 was $0 as compared to $756,270 for 2014.

General and administrative expenses consist mainly of executive compensation, consulting, legal and accounting fees.

Since July 1, 2014, management of the Company has spent time and resources in looking for and pursuing acquisition and merger opportunities.

Liquidity and Capital Resources

Cash flows from the issuances of common stock for cash are not sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $822,876 and $3,498,611 in net losses, and we used $566,192 and $189,446 in cash for operations for the years ended June 30, 2015 and 2014, respectively. Investing activities provided cash in the amounts of $128,657 and $98,804 for the years ended June 30, 2015 and 2014, respectively.  Net cash generated from financing activities for the years ended June 30, 2015 and 2014 was $436,213 and $89,500, respectively.  As of June 30, 2015, we had working capital of $291,331.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.  The Company has no off-balance sheet financing arrangements as of June 30, 2015.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, who is also our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) and based upon this evaluation, and the engagement of a qualified outside third party review of our disclosure controls and procedures, concluded that as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As part of this assessment, management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. Based on this assessment, management concluded that as of June 30, 2013, we had a material weakness in our internal control over financial reporting because of the lack of segregation of duties and the limited technical accounting capabilities. In July 2013 we engaged a third party service provider with the necessary financial expertise to provide an independent review and additional oversight of financial reporting. In addition, the board of directors, as part of their review of the quarterly and annual financial statements, has complete access to the detailed financial information of the Company for further review and verification of all financial transactions during the reporting periods. Management believes these changes and detailed review by the board of directors enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Subsequent issuances

On June 30, 2015, the Company received subscriptions for 175,000 shares of common stock in a series of private placements for the aggregate purchase price of $393,750. Payment for the subscriptions was received during July 2015.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our board of directors is responsible for the overall management of the company and appoints the executive officers who are responsible for administering our day-to-day operations.  Our executive officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.  The following table identifies our directors and officers as of September 30, 2015.

Name	Age	Position
Brian Mertz	40	Chief Executive Officer and Director
Robert K. Bench	66	President and Chief Financial Officer
Soren Jonassen	47	Director, Chairman
Ole Sigetty	46	Director

Brian Mertz, age 40, was elected as a director and the Chief Executive Officer, in November 2014. Mr Mertz has over fifteen years of experience working with start-up enterprises where he has served on management teams, boards of directors and in executive level management positions.  Mr. Mertz has special qualifications within international negotiations, merger & acquisitions, public offerings, sales, business development and business-to-business marketing. Mr. Mertz served as Chief Operations Officer of the Nasdaq listed IT-security company, EuroTrust, in the period of 2001 to 2004, where he worked with the company’s largest shareholder, VeriSign (now Symantec).  Mr. Mertz was the co-founder and Chief Executive Officer of Guava A/S, a Danish online marketing company listed on the Danish Share Exchange from the period 2004 to 2009 and Chief Executive Officer of the Norwegian listed entertainment company NIO Inc. during the period 2012 to 2014. Mr Mertz is educated with a BA in Organization and Marketing from Niels Brock Business College in Copenhagen, Denmark.

Robert K. Bench, age 66, has served as our President and Chief Financial Officer since October 2007 and as a member of our board of directors from December 2007 through November 2014.  Mr. Bench was a founder and since April 1999 has been a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”). From January 2005 until April 2007, he also served as the Chief Financial Officer of Innuity, Inc. (INNU), software as a service company that delivers applications for small business. From November 2000 until August 2004, he also served as Chief Financial Officer of The SCO Group (SCOX), a developer and marketer of software applications and operating systems. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

Soren Jonassen, age 47, has served as a director since April 2012. Mr. Jonassen is an experienced professional with over 25 years in audit profession in Denmark. He was appointed as a certified public accountant in 1996 and served as audit manager in Arthur Andersen until 1996 and has been serving as audit partner in Crowe Horwath Denmark since 1996. Mr. Jonassen is a CPA and holds a degree of master in business economy from Copenhagen Business School. Mr. Jonassen has served as CEO of Crowe Horwath where he was also International liaison partner establishing a professional world-wide network. During his professional work he has assisted start-ups and a large number of small to midsized companies, including assisting with IPO’s in Denmark and USA. Mr. Jonassen has specialized in IFRS public reporting and conversion process.  He has been an adviser in large M&A transactions, and has been co-founder of a number of private companies in Denmark in a number of different sectors.

Ole Sigetty, age 46, has served as a Director since November 2014. Mr. Sigetty is an experienced professional with more than 30 years as an attorney-at-law in Denmark.  Mr. Sigetty is admitted to the Supreme Court of Denmark where he appears regularly. Mr. Sigetty is a senior partner of the Law Firm Németh & Sigetty A/S, Copenhagen, Denmark. During his professional work, Mr. Sigetty, has practiced business law and litigation with a focus on M&A transactions, contract law, and public listings. Mr. Sigetty has served on several boards as both director chairman including the position of chairman of the board of Guava A/S, a Danish online marketing company listed on the Danish Share Exchange in the period 2004-2009, director and chairman of the board Norwegian listed entertainment company, Nio Inc., in the period 2012-2013, director and chairman of the board of International Food Science Center A/S and director of MMC Optical A/S, director of Seven Seas Clothing Co. A/S.  Mr. Sigetty holds a Master of Arts in Journalism and Public Affairs from the American University in Washington D.C.

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

Audit Committee. Soren Jonassen and Ole Sigetty serve as members of the Audit Committee, with Mr. Jonassen serving as Chairman. Our Board of Directors has determined that Mr. Jonassen satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of any internal audit function that we may adopt and oversee our independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.cryptosign.com.  Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole.

Compensation Committee. Soren Jonassen and Ole Sigetty serve as members of the Compensation Committee of our Board of Directors, with Mr. Sigetty serving as Chairman. The functions of our Compensation Committee are primarily to: (a) to oversee the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company’s website, www.cryptosign.com.

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

Code of Ethics

On May 12, 2008, our Board of Directors adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics is designed to deter wrongdoing by employees and to promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics is applicable to all of our employees, as well as employees of our subsidiaries, including our principal executive officer and principal financial officer. A copy of the Code of Ethics was previously filed with the SEC and is posted on the Company’s website, www.cryptosign.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Directors and officers are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  On June 20, 2014 the Company issued 267,108 shares of its common stock to present and past officers, directors, and affiliates, and an additional 158,500 shares to a company owned by Stephen Abu, a former Vice President of the Company (see Note 6 and Note 7 to the financial statements). In addition, all holders of options agreed to cancel their options as part of the settlement agreements in consideration for the receipt of Common Stock. The required “Statement of Changes in Beneficial Ownership (Form 4) for the recipients of the shares and for the cancellation of options were not timely filed.

On August 28, 2014 the Company completed a private placement of 314,286 shares of its common stock for cash in the amount of $50,000 to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.  On October 6, 2014 the Company issued 666,667 shares to World Wide Investment Fund Ltd., 333,333 shares to Stratega ApS, a company controlled by Mr. Mertz, and 885,714 shares to Mr. Brian Mertz, for a total purchase price of $300,000. On December 2, 2014 the Company issued 66,667 shares to each of the following: Soren Jonassen, Ole Sigetty, and Brian Mertz in lieu of cash payments of $50,000 each.  A Schedule 13D was filed in connection with such acquisitions by Mr. Mertz.

Involvement in Certain Legal Proceedings

Except as stated below, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in “Transactions with Related Persons; Promoters and Certain Control Persons; Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

On September 10, 2009, Mr. Mertz was convicted of stock manipulation for actions taken in June 2006, when he bought shares in Notabene.net A/S listed on Nasdaq First North in Denmark for approximately DKK 14,000 (approximately USD $2,200), a company in which he served as CEO, leading to an increase of the share price.  The incident was investigated in July-August of 2006 and Mr. Mertz was indicted and convicted in 2009.  He served a one-year suspension and paid a fine in the amount of approximate $1,500.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the years ended June 30, 2015 and 2014.  No other executive officers received total annual compensation in excess of $100,000.

Person	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Comp ($)	All Other Comp. ($)	Total ($)

Brian Mertz (1)	2015	$-	-	-	-	-	$116,667	$116,667
Robert K. Bench (1)	2015	$154,000	-	-	-	-	$0	$154,000
Robert K. Bench (1)	2014	$28,000	-	-	-	-	$5,400	$33,400
(1)	Mr. Mertz has served as CriptoSign’s Chief Executive Officer since July 2014.
(2)	Mr. Bench has served as CryptoSign’s President since October 2008 and Chief Financial Officer since November 30, 2008.

Employment Agreements

The Company had no employment contracts outstanding at June 30, 2015 with any employees.

Robert Bench.  Mr. Bench has agreed to serve as CryptoSign’s President and Chief Financial Officer.  He will receive a salary of $10,000 for the months of July 2015 through September 2015 of which $5,000 will be paid in cash and $5,000 accrued. Subsequent to September 2015 his remuneration will be set by the Board of Directors of the Company.

As of June 30, 2015, there were no outstanding options of the Company.

Compensation of Directors

On March 6, 2012 the Company adopted a compensation plan for its non-management Board members. Compensation includes cash and non-cash components.  The cash component is based on attendance at Board meetings in accordance with the following table:

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

Each of the directors was issued 66,667 shares of common stock in lieu of $50,000 compensation during the year ended June 30, 2015. No fees were paid to our directors for the fiscal year ended June 30, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned by the following persons or groups as of September 30, 2015 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our executive officers and directors and (iii) all of our executive officers and directors as a group.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In determining the percentages, the following table assumes 3,847,236 shares of our common stock are issued and outstanding.

	Amount and Nature of		Percent of Class of
Name and Address	Beneficial Ownership (1)		Common Stock
Brian Mertz, CEO and Director	2,266,667	(2)	58.92%
626 East 1820 North
Orem, Utah 84097

Stephen Abu	251,326	(3)	6.53%
626 East 1820 North
Orem, Utah 84097

Robert Bench, President and CFO	29,457	(4)	0.77%
626 East 1820 North
Orem, Utah 84097

Ole Sigetty, Director	66,667		1.73%
626 East 1820 North
Orem, Utah 84097

Soren Jonassen, Director	75,529		1.96%
Hvedevej 4
2765 Smorum, Denmark

All current executive officers and
directors as a group (4 persons)	2,438,320		63.38%

(1)	Except as indicated below, each person has sole and voting and/or investment power over the shares listed, subject to applicable community property laws. There are no options granted or outstanding.

(2)	Includes 980,952 shares owned by World Wide Investment Fund and 333,333 shares owned by Stratega ApS, which may be deemed to be beneficially owned by Mr. Mertz who is a control person in each company.

(3)
Includes 251,167 shares owned by African Heavy Machinery and 76,159 shares owned by Ghana Journeys Limited, which may be deemed to be beneficially owned by Mr. Abu who is a control person in each company. Mr. Abu has no other affiliation with CryptoSign.

(4)	Includes 8,885 shares owned by Vector Capital, LLC, which may be deemed to be beneficially owned by Mr. Bench who is the managing member of Vector Capital LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On August 28, 2014 the Company completed a private placement of 314,286 shares of its common stock for cash in the amount of $50,000 to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.

On October 6, 2014 the Company issued 666,667 shares to World Wide Investment Fund Ltd., 333,333 shares to Stratega ApS, a company controlled by Mr. Mertz, and 885,714 shares to Mr. Brian Mertz, for a total purchase price of $300,000.

On December 2, 2014 the Company issued 66,667 shares to each of the following: Soren Jonassen, Ole Sigetty, and Brian Mertz in lieu of cash payments of $50,000 each. The Company recorded compensation expense of $720,004 for the 200,001 shares issued based on the per share market price of $3.60 at the time of issuance.

On December 28, 2014 the Company issued 46,667 shares to Hugo Svaneeng Holdings ApS, a Company owned by Brian Mertz for the purchase of domain names, which the Company recorded a cost of $81,667 based on the per share market price of $1.75 at the time of issuance.

We have a code of ethics, which was adopted by the Company before the consummation of the Share Exchange and continues to apply to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer (each, a “Covered Person” and, collectively, the “Covered Persons”). As provided in our code of ethics, each of our employees and officers (other than our principal executive officer and principal financial officer) is responsible for reporting to his or her immediate supervisor, and each director and each of our principal executive officer and our principal financial officer is responsible for reporting to the chairman of the audit committee, if such a committee is created, or, in the absence of an audit committee, to the chairman of our board of directors, any potential conflict of interest. The audit committee chairman, if any, or the chairman of our board of directors, as applicable, will determine if a conflict of interest exists, and if so determined, will determine the necessary resolution of such conflict. We intend to re-evaluate our policies and procedures relating to related party transactions, and anticipate adopting changes to our current written policy providing for the formal procedures through which any such potential transaction will be evaluated.

Promoters and Control Persons

The Company has not at any time engaged a promoter during the last five years.

Securities Authorized for Issuance Under Equity Compensation Plans

At a special meeting of our shareholders held on March 31, 2008, our shareholders approved a proposal to adopt our 2008 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan became effective on April 23, 2008. Directors, employees, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Compensation Committee of our Board of Directors. The Stock Incentive Plan will continue until April 23, 2018. A maximum of 10,000 shares of our common stock was made available for issuance under the Stock Incentive Plan. The following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards. Our Board of Directors may, from time to time, alter, amend, suspend or terminate the Stock Incentive Plan.

On February 10, 2010 a majority of our shareholders approved an amendment to the Stock Incentive Plan to increase the share amount under the plan from 10,000 to 110,000. As of June 30, 2015, there were no issued or outstanding awards under the Stock Incentive Plan.

Changes in Control

The Company completed a private placement of 314,286 shares of its common stock to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.  World Wide Investment Fund Ltd. was also granted a 45-day exclusive option to acquire an additional 1,885,714 shares of common stock at a purchase price of $300,000, which it exercised. Following the private placement, Mertz beneficially owned 2,200,000 shares or 66.9% of the then 3,288,666 total shares issued and outstanding.

Director Independence

The board of directors has determined that Ole Sigetty and Soren Jonassen are “independent directors” as that term is defined in the listing standards of the NYSE Amex.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

EKS&H LLLP (“EKS&H”) served as the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2015 and 2014.  Principal accounting fees for professional services rendered for us by EKS&H for the twelve months ended June 30, 2015 and 2014, are summarized as follows:

	2015	2014
Audit	$39,500	$35,400
Tax	$10,775	$6,825
Consultation	$0	$1,517
Total	$50,275	$43,767

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

Shareholder ratification of the selection of EKS&H as our independent registered public accounting firm is not required by our Bylaws or otherwise. However, the Audit Committee intends to submit the selection of EKS&H to our shareholders for ratification at our upcoming annual meeting of shareholders as a matter of good corporate governance. If our shareholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time if the Audit Committee determines that such a change would be in the best interests of CryptoSign and our shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description and method of filing

3.1	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).

3.2	Certificate of Amendment of Certificate of Incorporation Registrant, filed on March 19, 2012. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on April 5, 2012).

3.3
Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 14, 2008)
PREVIOUSLY FILED EXHIBITS 10.1 THRU 10.55 ARE EXCLUDED HERE AS NO LONGER MATERIAL OR RELEVANT.  SUCH EXHIBITS REMAIN ON FILE AND ARE AVAILABLE FROM THE COMPANY.

10.56
Subscription Agreement dated August 20, 2014 by and between the Company and World Wide Investment Fund, Ltd. (Filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed on October 20, 2015.

10.57
Subscription Agreement dated October 2, 2014 by and between the Company and World Wide Investment Fund, Ltd. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

10.58
Subscription Agreement dated October 2, 2014 by and between the Company and Stratega ApS. (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

10.59
Subscription Agreement dated October 2, 2014 by and between the Company and Brian Mertz. (Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2014 and incorporated herein by reference)

10.60
Subscription Agreement dated February 23, 2015 by and between the Company and certain purchasers. (File as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2015 and incorporated herein by reference)

10.61	Subscription Agreement Dated Jun 30, 2015 by and between the Company and certain purchasers.

14.1
Code of Business Conduct and Ethics, adopted May 12, 2008 (filed as Exhibit 14.1 to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2008, filed September 12 and incorporated by reference).

31.1	Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2	Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated September 1, 2015 (Filed as Exhibit 99.1 to the Company’s form 8-K filed with the Securities and Exchange Commission on September 1, 2015 and incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 30, 2015	CryptoSign Inc., a Delaware corporation
/S/ Robert K. Bench
Robert K. Bench, President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	September 30, 2015	/S/ Brian Mertz
Brian Mertz Chief Executive officer and Director

Date:	September 30, 2015	/S/ Soren Jonassen
Soren Jonassen, Director

Date:	September 30, 2015	/S/ Ole Sigetty
Ole Sigetty, Director

CRYPTOSIGN INC. AND SUBSIDIARIES

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2015 and 2014	F-3

Consolidated Statements of Operations for the Years Ended
June 30, 2015 and 2014	F-4

Consolidated Statements of Stockholders’ Deficit for the
Years Ended June 30, 2015 and 2014	F-5

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-7

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CryptoSign Inc.
Orem, Utah

We have audited the accompanying consolidated balance sheets of CryptoSign Inc. and Subsidiary (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CryptoSign Inc. and Subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the year ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EKS&H LLLP

September 30, 2015
Denver, Colorado

The accompanying notes are an integral part of these consolidated financial statements.

CRYPTOSIGN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS
Current Assets
Cash	$2,306	$3,628
Prepaid expenses	10,500	-
Subscriptions receivable	393,750	-
Notes receivable	-	128,657
Total current assets	406,556	132,285

Total Assets	$406,556	$132,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$31,672	$8,503
Accounts payable, related parties	11,901	-
Accrued liabilities	6,652	206,207
Notes payable, related parties	65,000	115,787
Total current liabilities	115,225	330,497

Total Liabilities	$115,225	$330,497

Commitments and Contengiencies
STOCKHOLDERS' EQUTY (DEFICIT)
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
3,847, 236 shares issued and outstanding at June 30, 2015 and
1,088,667 shares issued and outstanding at June 30, 2014	385	109
Additional paid-in capital	6,889,818	5,577,675
Accumulated deficit	(6,598,872)	(5,775,996)
Total stockholders' equity (deficit)	291,331	(198,212)

Total Liabilities and Stockholders' Deficit	$406,556	$132,285

The accompanying notes are an integral part of these consolidated financial statements.

CRYPTOSIGN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2015	2014
Operating Expenses:
Selling, general and administrative	$(804,488)	$(2,658,712)
Total Operating Expenses	(804,488)	(2,658,712)

Loss from Operations	(804,488)	(2,658,712)

Other Income and Expense:
Interest income	2,931	21,196
Interest expense	(21,319)	(104,825)
Total Other Income and Expense	(18,388)	(83,629)

Loss from continuing operations	(822,876)	(2,742,341)
Loss from discontinued operations	-	(756,270)
Net Loss	$(822,876)	$(3,498,611)

Basic and diluted loss per common share
From continuing operations	$(0.28)	$(4.56)
From discontinued operations	-	(1.27)
Total	$(0.28)	$(5.83)

Basic and diluted weighted average number of common shares outstanding	2,942,468	601,160

The accompanying notes are an integral part of these consolidated financial statements.

CRYPTOSIGN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2013	-	$-	623,529	$62	$2,036,130	$(2,277,385)	$(241,193)

Issuance of stock for cash	-	-	33,333	3	24,997	-	25,000
Issuance of stock for settlement of liabilities	-	-	273,205	27	838,808	-	838,835
Issuance of stock related to sale of ASHG	-	-	158,500	16	665,684	-	665,700
Share-based compensation from issuance of options
and stock	-	-	-	-	1,638,666	-	1,638,666
Stock expense for settlement in stock in excess of
liability	-	-	-	-	373,391	-	373,391
Net loss	-	-	-	-	-	(3,498,611)	(3,498,611)

Balance at June 30, 2014	-	-	1,088,568	109	5,577,675	(5,775,996)	(198,212)

Issuance of stock for cash	-	-	2,337,000	234	486,766	-	487,000
Issuance of stock for subscriptions receivable	-	-	175,000	18	393,733	-	393,750
Issuance of stock for payment of expenses	-	-	46,667	5	81,663	-	81,667
Issuance of stock for Compensation	-	-	200,001	20	349,982	-	350,002
Net loss	-	-	-	-	-	(822,876)	(822,876)

Balance at June 30, 2015	-	$-	3,847,236	$385	$6,889,818	$(6,598,872)	$291,331

The accompanying notes are an integral part of these consolidated financial statements.

CRYPTOSIGN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(822,876)	$(3,498,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	350,002	1,638,666
Stock issued for expenses	81,667	-
Stock expense for settlement in stock in excess of liability	-	373,391
Accretion of debt discount	-	44,424
Depreciation	-	3,648
Bad debt expense-notes receivable	-	50,833
Impairment of land under capital lease	-	257,414
Changes in operating assets and liabilities:
Prepaid expenses	(10,500)	-
Accounts payable	23,169	432,390
Accounts payable, related parties	11,901	(54,031)
Accrued liabilities	(199,555)	562,430
Net Cash Used in Operating Activities	(566,192)	(189,446)

Cash Flows From Investing Activities
Principal payments on notes receivable	128,657	98,804
Net Cash Provided by Investing Activities	128,657	98,804

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	487,000	125,000
Principal payments on unsecured notes payable, related parties	(115,787)	(17,500)
Proceeds from issuance of unsecured notes payable, related parties	65,000	-
Principal payments on secured convertible notes payable, related parties	-	(18,000)
Net Cash Provided by Financing Activities	436,213	89,500

Net Decrease in Cash	(1,322)	(1,142)
Cash at Beginning of Period	3,628	4,770
Cash at End of Period	$2,306	$3,628

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
Conversion of accounts payable and accrued liabilities to notes payable	$-	$476,926
Shares issued to pay principal and accrued interest of secured
convertible notes payable	-	58,800
Shares issued to sale Agricon SH Ghana	-	665,700
Shares issued for settlement of liabilities	-	838,835
Shares issued for subscriptions receivable	393,750	-

Cash paid for interest	$13,319	$9,544

The accompanying notes are an integral part of these consolidated financial statements.

CRYPTOSIGN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Principles of Consolidation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of CryptoSign Inc. (formerly StrategaBiz Inc., Agricon Global Corporation, and BayHill Capital Corporation) and its wholly-owned subsidiaries Canola Properties Ghana Limited, (“CPGL”), and Agricon SH Ghana Limited (“ASHG”), both Ghanaian limited liability companies collectively “CryptoSign” or the “Company.”  CPGL and ASHG were incorporated under the laws of Ghana on July 5, 2011 and November 7, 2012, respectively.  Intercompany balances and transactions have been eliminated in consolidation. In December 2013, CPGL discontinued its agricultural activities and transferred its remaining assets to ASHG. On June 20, 2014, ASHG was sold.  The operations of CPGL and ASHG are included in the consolidated statements of operations up to the date of discontinued activities and sale, respectively, and are classified as discontinued operations.

Nature of Operations — All of the Company’s business for the year ended June 30, 2014 was conducted through its two wholly-owned subsidiaries CPGL and ASHG.  The Company’s business activities prior to June 20, 2014 were organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  The Company discontinued all business activities on June 20, 2014 and has been since that time a “shell corporation” under SEC regulations.

Change in Corporate Name and Equity Structure — Effective December 15, 2015, the Company filed an Amended and Restated Certificate of Incorporation (“Restated Certificate”) with the Delaware Secretary of State whereby the Company (a) changed its name to StrategaBiz, Inc. and (b) effected a reverse stock split to reduce the number of shares of outstanding common stock at a rate of 1 share for every 30 shares of common stock then outstanding (“Reverse Split”).  The approval of the Restated Certificate to change the Company's name was approved by written consent of holders of a majority of the Company’s common stock.  Each stockholder owning fewer than 30 shares of common stock immediately before the effective time of the Reverse Stock Split received from the Company $0.10 in cash, without interest, for each of such shares of common stock; and (b) each stockholder owning of record 30 or more shares of common stock immediately before the effective time of the Reverse Split held, after the Reverse Split, the number of shares of common stock equal to 1/30th of the number held prior to the Reverse Split.  On November 25, 2014 the Company filed with the Securities and Exchange Commission, and the Company’s stockholders were furnished with a Definitive Information Statement filed on Schedule 14(c) to advise the stockholders of the corporate actions.  The Company’s common stock began trading on January 15, 2015 on a post-split basis under the symbol “SGBZ.”  All share and per-share amounts included in these consolidated financial statements have been restated to reflect the 1 for 30 reverse stock split.

Effective June 18, 2015, the Company changed its name to CryptoSign, Inc. by filing a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.  In connection with the name change, the Company changed its trading symbol to “CPSN.”  The name and symbol change were done in anticipation of a merger with an operating company in the crypto currency industry.

Changes in Management and Directors — On October 22, 2014, the Company filed an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, with a proposed change in the majority of the board of directors and an addition to management. The proposed change included the resignation of Rene Mikkelsen, Alan Kronborg, Robert Bench, and Peter Opata as directors, the appointment of Brian Mertz and Ole Sigetty as directors and the appointment of Brian Mertz as Chief Executive Officer. These changes became effective on November 5, 2014.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared with the recognition that the Company is a shell corporation and that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $822,876 for the year ended June 30, 2015 and has an accumulated deficit of $6,598,872at June 30, 2015.  The Company also used cash in operating activities of $566,192 during the year ended June 30, 2015.  At June 30, 2015, the Company had working capital of $291,331.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Business Condition – The Company discontinued all business activities on June 20, 2014 and as of June 30, 2015 was a “shell corporation” under SEC regulations. The Company has begun to look for operating companies or other business opportunities to acquire.  The ability of the Company to continue as a going concern is dependent on the success of that plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 2—Going Concern).

Cash–The balance in cash consists of cash reserves held in checking accounts.

Notes Receivable – The Company had one note receivable, which arose from the sale of Commission River, a prior subsidiary. The note was paid during the year ended June 30, 2015. See further discussion and disclosure in Note 4.

Subscriptions Receivable – The Company recognizes subscriptions receivable as an asset when the cash is received subsequent to the balance sheet date but prior to the filing of the financial statements.  See further discussion and disclosure in Note 11.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not recognize interest or penalties in the consolidated statements of operations for the years ended June 30, 2015 and 2014 and no accrued interest or penalties are included in the consolidated balance sheets as of June 30, 2015 and 2014. See further discussion and disclosures in Note 10.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially dilutive issuable common shares.  As of June 30, 2015 the Company had no options or potentially issuable shares outstanding.

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

NOTE 4 – NOTES RECEIVABLE

On August 31, 2010, the Company sold its wholly-owned subsidiary, Commission River Corporation. As part of the payment for the sale, the Company was issued a secured negotiable promissory note receivable, in the amount of $490,000, with varying interest rates beginning at 6% and required monthly payments of $10,000 until its maturity on September 12, 2014. The note was secured by all of the assets of Commission River Corporation. On September 12, 2014, Commission River Corporation paid all of the remaining principal balance and accrued interest.

NOTE 5 – SECURED AND UNSECURED NOTES PAYABLE TO RELATED PARTIES

The Company previously issued unsecured notes to affiliates (officers and directors) for accrued salaries and fees and accrued interest. On June 20, 2014, the Company completed a series of settlements whereby the majority of notes were converted to the Company’s common stock.  At June 30, 2014, there were three secured notes payable and one unsecured note payable, with annual interest rates of 15% and maturity dates of September 30, 2014, to present and past affiliates of the Company which related to legal fees, director fees, and unpaid salaries.  The notes were all paid during the year ended June 30, 2015. On May 30, 2015, an officer advanced $65,000 to the Company for which an unsecured note payable was issued with an annual interest rate of 18% and maturity date of December 31, 2015. The note and all accrued interest was paid in July 2015. The notes are classified as current liabilities and consist of the following:

	June 30,	June 30,
Note Holder	2015	2014
Brian Mertz	$65,000	$-
ClearWater Law and Governace Group, LLC	-	32,001	*
James U Jensen	-	25,954	*
Robert K Bench	-	29,546	*
Robyn Farnsworth	-	28,286
Total	$65,000	$115,787

*Secured with all Company assets

NOTE 6 – SETTLEMENT OF LIABILITIES

On June 20, 2014, the Company issued 267,108 shares of common stock in settlement of various liabilities owed to present and past affiliates of the Company as follows:

Nature and Amount of Liability

	Accounts	Accrued	Accrued	Notes	Total	Number
Name	Payable	Interest	Liabilities	Payable	liabilities	of shares
Stephen Abu	$116,609	$-	$-	$-	$116,609	116,667
Robert Bench	-	6,450	-	190,455	196,905	46,574
Alan Kronborg	-	-	60,000	60,000	120,000	30,038
Clearwater Law Group	-	2,795	-	48,001	50,796	12,731
Robyn Farnsworth	-	2,613	-	42,430	45,043	11,289
Rene Mikkelsen	-	1,353	3,500	36,462	41,315	10,355
James Jensen	-	2,272	4,500	33,305	40,077	10,049
Soren Jonassen	-	1,109	3,500	30,754	35,363	8,863
Peter Moller	20,000	-	-	-	20,000	6,667
Lars Nielsen	-	3,323	-	75,780	79,103	5,274
Peter Opata	-	120	3,500	8,000	11,620	2,912
John Thomas	-	2,715	-	6,000	8,715	2,184
John Knab	-	2,489	-	5,500	7,989	2,002
Andrew Goodman	6,500	-	-	-	6,500	1,504
Totals	$143,109	$25,239	$75,000	$536,687	$780,035	267,109

In addition to the settlement of the above liabilities all option holders cancelled all granted and outstanding options effective June 20, 2014.  The shares of common stock were valued at $4.20 per share on June 20, 2014.  The Company recognized additional share-based compensation of $400,249 on the 26,858 shares issued and $373,391 in stock expense for settlement of these liabilities for the fair value of the stock issued stock in excess of the fair value of the liabilities given up.  The Company also recognized additional paid in capital of $58,431 for the fair value of the liabilities that were in excess of the fair value of the common stock issued.

NOTE 7 – DISCONTINUED OPERATIONS

In December 2013, all operations in CPGL were transferred to ASHG and all operations in CPGL ceased.

On June 20, 2014, the Company sold ASHG to Ghana Journeys Limited (“Ghana Journeys”), a company owned by Stephen Abu, a former affiliate of the Company.  The fair value of ASHG on the date of sale was $665,700.  Ghana Journeys did not pay anything for ASHG other than assuming the remaining liabilities including the capital lease obligation.  In addition, the Company issued 158,500 shares of the Company’s common stock to Ghana Journeys valued at $4.20 per share or $665,700.  The Company recognized a loss on sale of ASHG of $86,822, which has been included in the discontinued operations on the statement of operations.

Since the Company no longer operates in Ghana after the sale of ASHG on June 20, 2014 and CPGL in the prior year, the operations of both subsidiaries have been classified as discontinued operations for both years presented.   The loss from discontinued operations for the year ended June 30, 2015 and 2014 was $0 and $756,270, respectively as set forth below:

	For the Years Ended June 30,
	2015	2014
Professional services	$-	$24,001
Interest expense	-	165,501
Rent expense	-	4,200
Lease acquisition expenses	-	105,750
Depreciation	-	3,648
Salaries	-	104,700
Travel	-	3,950
Impairment expenses	-	256,398
Other expenses	-	1,300
Loss on sale	-	86,822
Loss from discontinued operations	$-	$756,270

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company's capitalization is 100,000,000 common shares authorized, with a par value of $0.0001 per share. At June 30, 2015, the Company had 3,847,236 common shares outstanding.
Preferred shares of 400,000 with a par value of $0.0001 have been authorized and no shares are issued or outstanding at June 30, 2015.

In May 2014, the Company issued 33,333 shares of common stock for $25,000 of cash.

In June, 2014, the Company issued 267,108 shares of common stock for settlement of liabilities of $780,035 (Note 6).  The Company also issued 158,500 shares of the Company’s common stock to Ghana Journeys valued at $4.20 per share or $665,700 in conjunction with the sale of ASHG (Note 7).

In August 2014 the company issued 314,252 shares of common stock for $50,000 of cash.

In October 2014 the company issued 1,885,714 shares of common stock for $300,000 of cash.

Effective December 15, 2014, the company, effected a 30 for 1 reverse stock split of its authorized and outstanding common stock by filing an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.  As a result, the previously issued and outstanding number of shares of common stock at that time decreased from 98,660,002 shares of common stock to 3,288,280.  Stockholders holding less than 30 shares of common stock prior to the reverse stock split will receive cash rather than fractional shares.   There was no change in the number of authorized shares nor was there a change in the par value.

In December 2014 the company issued 46,667 shares of common stock for the purchase of website domain names for a purchase price of $81,667 which reflects the market price ($1.75 per share) of the Company’s stock at the time the shares were issued.

In December 2014 the company issued 200,001 of common stock for payment of $150,001 of compensation to three of its directors (Note 9).

In February and March of 2015 the company issued 137,000 shares of common stock for $137,000 of cash.

On June 30, 2015 the company issued 175,000 shares of common stock for subscription agreements in the amount of $393,750 that was paid in cash in July 2015.

NOTE 9 – SHARE BASED COMPENSATION

As part of the “Settlement of Liabilities” as discussed in Note 6, all outstanding options were cancelled as of June 20, 2014.  As of June 30, 2015 and 2014, there were no options granted or outstanding.

On November 5, 2014 the board of directors approved a one-time payment of $50,000 to Messrs. Soren Jonassen and Ole Sigetty, the Company’s outside board members and to Mr. Brian Mertz, the Company’s Chief Executive Officer for their services through the end of the Company’s fiscal year 2015. These amounts were paid by the issuance of 66,667 restricted shares of the Company’s common stock on December 27, 2014, which were priced by the directors at $0.75 per share, which they deemed the appropriate market value at the time of issuance.  The shares granted were not subject to vesting; the Company expensed the $350,002 as compensation expense during the year ended June 30, 2015, which reflected the market price ($1.75 per share) of the Company’s stock at the time of issuance.

NOTE 10 – INCOME TAXES

Operating losses for the years ended June 30, 2015 and 2014 were $822,876 and $2,829,163 relating to domestic operations and $0 and $669,448 relating to foreign operations, respectively.

We had $6,467,305 and $7,240,785 of net operating loss carry forwards as of June 30, 2015 and June 30, 2014, respectively, which are comprised of $2,540,382 and $1,945,797 of U.S. federal and $3,926,923 and $3,425,640 state net operating losses, respectively, which expire in varying amounts beginning 2032, if unused. The Company also has net operating losses related to its Ghana operations of $0 and $1,869,348 as of June 30, 2015 and 2014, which begin to expire in 2018; however, there is a tax holiday for our agriculture operations in Ghana and therefore there is no future tax benefit for the losses.  The Company ceased operations in Ghana so this portion of the net operating losses will expire unused and was reduced to zero as of June 30, 2015.

A change in our ownership of more than 50% occurred during the year ended June 30 2015. The annual utilization of the net operating carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.  As a result, the provisions of Section 382 caused net operating losses $0 U.S. federal and $1,274,626 state to become permanently restricted.

The temporary differences and carry forwards which give rise to the deferred income tax assets are as follows:

	For the Years Ended June 30,
	2015	2014
Accrued compensation	$22,380	$43,189
Debt discount & benefical conversion feature	-	(4,075)
Other	-	6,516
Net operating loss carry forwards	993,318	774,617
Valuation allowance	(1,015,698)	(820,247)
Net long-term deferred tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:

	For the Years Ended June 30,
	2015	2014
Income tax benefit at the statutory rate	$(191,029)	$(1,189,528)
State income taxes, net of federal benefit	(18,641)	(93,462)
Foreign rate differential	-	227,613
Change in valuation allowance	195,451	381,991
Change in net operating loss carry forwards	12,489	(2,057)
Cancelation of stock options	-	643,059
Loss on sale of subsidiary	-	32,384
Other	1,730	-
Income tax expense (benefit)	$-	$-

NOTE 11 – Subsequent Events

On June 30, 2015, the Company received subscriptions for the purchase of 175,000 shares of its common stock totaling $393,750. The Company received cash for the full subscriptions in July 2015.