Form 10-Q
period 2015-09-30
CRYPTOSIGN, INC.
filed 2015-11-20
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 0-11730

CRYPTOSIGN, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

626 East 1820 North
Orem, Utah	84094
(Address of principal executive offices)	(Zip Code)

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
Yes ☑  No ☐

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
Yes ☑   No ☐

As of November 19, 2015, the registrant had 3,937,236 shares of common stock, par value $0.0001, issued and outstanding.

CRYPTOSIGN, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CRYPTOSIGN, INC.
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$198,646	$2,306
Prepaid expenses	280,500	10,500
Subscriptions receivable	-	393,750
Total current assets	479,146	406,556

Total Assets	$479,146	$406,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$12,337	$31,672
Accounts payable, related parties	-	11,901
Accrued liabilities	3,852	6,652
Notes payable, related parties	-	65,000
Total current liabilities	16,189	115,225

Total Liabilities	16,189	115,225

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
3,937,236 and 3,847,236 shares issued and outstanding at September 30, 2015 and
June 30, 2015 respectively	394	385
Additional paid-in capital	7,249,809	6,889,818
Accumulated deficit	(6,787,246)	(6,598,872)
Total stockholders' equity	462,957	291,331

Total Liabilities and Stockholders Equity	$479,146	$406,556

See accompanying notes to the condensed financial statements.

CRYPTOSIGN, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2015	2014
Operating Expenses:
Selling, general and administrative	$186,924	$84,554
Total Operating Expenses	186,924	84,554

Loss from Operations	(186,924)	(84,554)

Other Income and Expense:
Interest income	-	2,931
Interest expense	(1,450)	(3,618)
Total Other Income and Expense	(1,450)	(687)

Net Loss	$(188,374)	$(85,241)

Basic and diluted loss per common share	$(0.05)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	3,848,214	1,201,400

See accompanying notes to the condensed financial statements.

CRYPTOSIGN, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(188,374)	$(85,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	90,000	-
Changes in operating assets and liabilities:
Accounts payable	(19,335)	2,222
Accounts payable, related parties	(11,901)	1,202
Accrued liabilities	(2,800)	11,750
Net Cash Used in Operating Activities	(132,410)	(70,067)

Cash Flows From Investing Activities
Principal payments on notes receivable	-	128,657
Net Cash Provided by Investing Activities	-	128,657

Cash Flows From Financing Activities
Proceeds from subscriptions receivable	393,750	50,000
Principal payments on unsecured notes payable, related parties	(65,000)	(9,116)
Principal payments on secured convertible notes payable, related parties	-	(87,501)
Net Cash Provided by (Used in) Financing Activities	328,750	(46,617)

Net Increase in Cash	196,340	11,973
Cash at Beginning of Period	2,306	3,628
Cash at End of Period	$198,646	$15,601

Supplemental Disclosures of Cash Flow Information:
Shares issued for prepaid compensation	$360,000	$-

See accompanying notes to the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statements Presentation — The accompanying condensed financial statements for CryptoSign, Inc. (formerly StrategaBiz, Inc.) (the “Company”) (CPSN) are presented in conformity with accounting principles generally accepted in the United States of America.

Nature of Operations — Prior to the disposition of the equity interests of Agricon SH Ghana, all of the Company’s business had been conducted through its two wholly-owned subsidiaries Canola Properties Ghana Limited and Agricon SH Ghana Limited.  The Company’s business activities had been organizing the Company, locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  The Company discontinued all business activities on June 20, 2014 and as of September 30, 2015 was a “shell corporation” under SEC regulations.

Change in Corporate Name and Equity Structure — Effective December 15, 2014, the Company filed an Amended and Restated Certificate of Incorporation (“Restated Certificate”) with the Delaware Secretary of State whereby the Company (a) changed its name to StrategaBiz, Inc. and (b) effected a reverse stock split to reduce the number of shares of outstanding common stock at a rate of 1 share for every 30 shares of common stock then outstanding (“Reverse Split”). All share and per-share amounts included in these financial statements have been restated to reflect the 1 for 30 reverse stock split.

Effective June 18, 2015, the Company changed its name to CryptoSign, Inc. by filing a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.  In connection with the name change, the Company changed its trading symbol to “CPSN.”

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three months ended September 30, 2015, may not be indicative of the results that may be expected for the year ending June 30, 2016.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $188,374 for the three months ended September 30, 2015 and has an accumulated deficit of $6,787,246 as of September 30, 2015.  The Company also used cash in operating activities of $132,410 during the three months ended September 30, 2015.  At September 30, 2015, the Company had working capital of $462,957.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include estimated realizability of deferred tax assets. Actual results could differ from those estimates.

Business Condition – The Company discontinued all business activities on June 20, 2014 and as of September 30, 2015 was a “shell corporation” under SEC regulations. The Company has begun to look for operating companies or other business opportunities to acquire.  The ability of the Company to continue as a going concern is dependent on the success of that plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 2—Going Concern).

Cash – The balance in Cash consists of cash reserves held in checking accounts.

Subscriptions Receivable – The Company recognizes subscriptions receivable as an asset when the cash is received subsequent to the balance sheet date but prior to the filing of the financial statements.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving no effect to potentially anti-dilutive issuable common shares.  As of September 30, 2015 and 2014 there were no outstanding options to purchase the Company’s common shares.

Income Taxes – The Company accounts for income taxes pursuant to ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes.  We recognize deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the condensed financial statements that will result in taxable or deductible amounts in future years.

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There is no interest or penalties recognized in the statement of operations or accrued as of September 30, 2015. Tax years that remain subject to examination include 2010 through the current year.

Share-Based Compensation – The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a lattice model that values the options based on probability-weighted projections of the various potential outcomes. The intrinsic value, stock performance, stock volatility, vesting or exercise factors, and forfeiture variables, are all considerations under this model.  If stock grants are related to a future performance condition, or if shares of stock are issued for services, the Company recognizes compensation expense when the performance condition, leading to the issuance, has been met or becomes probable of occurring.

NOTE 4 –NOTES PAYABLE TO RELATED PARTIES

On May 30, 2015, an officer advanced $65,000 to the Company for which an unsecured note payable was issued with an annual interest rate of 18% and maturity date of December 31, 2015. The note and all accrued interest was paid in full in July 2015.

NOTE 5 – INCOME TAXES

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

The 2010 through 2015 tax years remain open to examination by the Internal Revenue Service.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the nine months ended September 30, 2015 and 2014.

NOTE 6 – STOCKHOLDER’S EQUITY

Preferred stock

The Company has authorized 400,000 shares of preferred stock, with a par value of $0.0001 per share. As of September 30, 2015 and June 30, 2015, the Company did not have any preferred stock issued and outstanding respectively.

Common stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2015 and June 30, 2015, the Company had 3,937,236 and 3,847,236 shares of common stock issued and outstanding respectively.

On September 30, 2015 the Company issued 30,000 shares of its common stock to each of its three directors for their services through June 30, 2016. The shares issued were valued at $4.00 per share for a total of $360,000, which was the market price of the stock on the issuance date. Of the total amount $90,000 was recorded as share-based compensation for the quarter ended September 30, 2015 and the balance of $270,000 is recorded as a prepaid expense to be amortized ratably over the subsequent three quarters.

On June 30, 2015, the Company received subscriptions for the purchase of 175,000 shares of its common stock totaling $393,750. The Company received cash for the full subscriptions in July 2015.

NOTE 7 – SUBSEQUENT EVENTS

On October 8, 2015, the Company entered into a conditional Agreement and Plan of Share Exchange (“Agreement”) with NABUfit Global ApS, a Danish company (“NABUfit”) and the stockholders of NABUfit pursuant to which the Company agreed, subject to the terms of the Agreement, to acquire 100% of the issued and outstanding equity interests of NABUfit, in exchange for 15,500,000 shares of common stock, par value $0.0001 per share, issuable to the equity holders of NABUfit (the “Share Exchange”).  Upon closing of the Share Exchange, the shareholders of NABUfit will own an aggregate of 15,500,000 shares of the Company’s common stock, or approximately 80% of the total issued and outstanding shares.  The Agreement requires, upon the closing of the Share Exchange, subject to compliance with Rule 14f-1 of the Securities Act of 1933, as amended, the resignation of certain officers and directors of the Company and the appointment of certain officers and directors previously associated NABUfit.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition.  Our condensed financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material.

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

BUSINESS REVIEW

Previously, all of the Company’s business had been conducted through its two wholly-owned subsidiaries Canola Properties Ghana Limited and Agricon SH Ghana.  The Company’s business activities consisted of organizing the Company and locating appropriate land that might be leased or purchased for cultivating and harvesting agricultural products.  Effective June 20, 2014 the Company sold Agricon SH Ghana, the only active business of the Company, to Ghana Journeys Limited and the Company discontinued all business activities on June 20, 2014 and as of September 30, 2015 was a “shell corporation” under SEC regulations.

Results of Operations

Three months ended September 30, 2015 Compared to Three months Ended September 30, 2014

Revenue

The Company generated no revenues from operations during the three months ended September 30, 2015 or 2014. Our only activities related to our continued search for assets to acquire or merge into the Company.

General and Administrative Expenses

General and administrative expenses were $186,924 for the three months ended September 30, 2015, which related to our search for future opportunities for the Company and administrative costs, and $84,554 for the three months ended September 30, 2014.

Liquidity and Capital Resources and Our Ability to Continue as a Going Concern

As of September 30, 2015 and June 30, 2015, we had cash on hand of $198,646 and $2,306, respectively. Our operations do not produce cash flow and we rely almost exclusively on external sources of liquidity. As of September 30, 2015, we had $462,957 in working capital. We have historically addressed working capital deficiencies through frequent private sales of stock for cash, exchanges of stock in satisfaction of liabilities or for services, issuing short-term promissory notes and sales of our assets. We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to claims and litigation. Our ability to raise additional capital is critical to our ability to continue to operate our business.

Our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Economic conditions continue to be weak and global financial markets continue to experience significant volatility and liquidity challenges. These conditions may make it more difficult for us to obtain financing.

Our independent registered public accounting firm’s report on our June 30, 2015 financial statements expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to substantial losses from operations, negative working capital, negative cash flow, and the lack of sufficient capital, as of the date the report was issued, to support our planned capital expenditures through 2015 or later. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

As of September 30, 2015, the Company had 3 part time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations that could negatively impact our results of operations and financial condition.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2015 and June 30, 2015.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

General

The Company’s Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party review of our disclosure controls and procedures, concluded that as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of September 30, 2015.

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

Since inception, the Company has incurred cumulative losses resulting in an accumulated deficit of $6,787,246 as of September 30, 2015.  The Company has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, the Company issued 90,000 shares of stock to its three directors for payment of director fees through June 30, 2016. These shares were recorded at the market price of $4.00 per share for a total of $360,000. Of this total $90,000 was expensed during the quarter ended September 30, 2015 and the balance of $270,000 is included in prepaid expenses on the balance sheet.

On June 30, 2015, the Company received subscriptions for the purchase of 175,000 shares of its common stock totaling $393,750. The Company received cash for the full subscriptions in July 2015. The proceeds from the sale of the shares of common stock will be used as working capital.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Exchange Agreement

On October 8, 2015, the Company entered into a conditional Agreement and Plan of Share Exchange (“Agreement”) with NABUfit Global ApS, a Danish company (“NABUfit”) and the stockholders of NABUfit pursuant to which the Company agreed, subject to the terms of the Agreement, to acquire 100% of the issued and outstanding equity interests of NABUfit, in exchange for 15,500,000 shares of common stock, par value $0.0001 per share, issuable to the equity holders of NABUfit (the “Share Exchange”).  Upon closing of the Share Exchange, the shareholders of NABUfit will own an aggregate of 15,500,000 shares of the Company’s common stock, or approximately 80% of the total issued and outstanding shares.  The Agreement requires, upon the closing of the Share Exchange, subject to compliance with Rule 14f-1 of the Securities Act of 1933, as amended, the resignation of certain officers and directors of the Company and the appointment of certain officers and directors previously associated NABUfit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYPTOSIGN, INC.

Date:	November 19, 2015	By:	/s/ Robert K Bench
Robert K Bench, President

ITEM 6.  Exhibits.  The following exhibits are included as part of this report:

EXHIBIT NO	DESCRIPTION AND METHOD OF FILING

10.1
Agreement and Plan of Share Exchange dated October 8, 2015 with NABUfit Global ApS and the stockholders of NABUfit Global ApS (incorporated by reference as Exhibit 10.1 to Form 8-K filed on October 13, 2015).

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