Form 10-KT
period 2015-12-31
NABUfit Global, Inc.
filed 2016-03-04
CIK 726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

☐                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☑                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From July 1, 2015 to December 31, 2015

Commission File Number 0-11730

NABUFIT GLOBAL, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark if whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant is required to submit and post such files).      ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     ☐ Yes   ☑ No

The aggregate number of shares held by non-affiliates of the registrant at June 30, 2015 was 2,026,632.  The market value of the common stock held by non-affiliates was $9,626,502, based on the closing bid price for the shares of common stock reported on the OTC Markets ("OTCQB") on June 30, 2015.  Shares held by each officer, each director and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates.

As of March 3, 2016, the registrant had 19,437,236 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

NABUfit Global, Inc.
Unless otherwise indicated by the context, references herein to the "Company", "NABUfit", "we", "our" or "us" means NABUfit Global, Inc., a Delaware corporation, and its corporate subsidiary and predecessors.

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on management's beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the products and services we offer, changes in the composition of the products and services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing credit facilities or to obtain additional debt or equity financing, management's assessment of internal control over financial reporting, financial results, opportunities, growth, business plans, strategies and objectives.  Without limiting the foregoing, words such as "believe," "expect," "project," "intend," "estimate," "budget," "plan," "forecast," "predict," "may," "will," "could," "should," or "anticipate" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the "Commission") filings.    Additional Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:
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

Item 1.   Business

Company History

NABUfit Global, Inc. ("NABUfit Global" or the "Company", formerly CryptoSign, Inc., StrategaBiz, Inc., Agricon Global Corporation and Bayhill Capital Corporation), a Delaware Corporation  was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.  On November 30, 2015, the Company consummated the transaction evidenced by an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") dated October 8, 2015, by and among the Company, NABUfit Global ApS, a Danish company ("NABUfit Denmark") and Mads H. Frederiksen and Ulrik Møll  ("Shareholder Representatives"), as the representatives of the shareholders holding one hundred percent (100%) of the issued and outstanding capital stock of NABUfit Denmark (collectively, the "NABUfit Shareholders" and each a "NABUfit Shareholder"), pursuant to which the Company acquired from the NABUfit Shareholders all of the issued and outstanding equity interests of NABUfit Denmark in exchange for 15,500,000 shares of the Company (the "Share Exchange").  As a result of the Share Exchange, the NABUfit Shareholders, as the former shareholders of NABUfit Denmark, became the controlling shareholders of the Company and NABUfit Denmark became a subsidiary of the Company. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein NABUfit Denmark is considered the acquirer for accounting and financial reporting purposes.  The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger.

As a result of the Share Exchange, we discontinued our pre-exchange business, acquired the business of NABUfit Denmark, changed our year end to December 31 and will continue the existing business operations of NABUfit Denmark as a publicly traded company.

Name Change to NABUfit Global, Inc.

In connection with the Share Exchange the Company changed its name from CryptoSign, Inc. to NABUfit Global, Inc., effective on December 10, 2015.  A discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of NABUfit Denmark, the accounting acquirer, prior to the Share Exchange are considered the historical financial results of the Company.

The Company designs, manufactures and markets the NABUfit virtual training and fitness products and services, a state-of-the-art online fitness portal ("NABUfit" or, the "Product") with the option of connecting existing and future monitoring devices (wearables, etc.) to the Product. The Product incorporates interaction and input through Microsoft® Kinect® and other technologies and the option for personal data collection, coaching and teaching through mentor services.

Customers obtain access to the Product through the purchase of monthly or annual memberships and the downloading of the software or mobile device application.  The Product provides custom designed training plans, diet plans and access to mentors and coaching.

Through Microsoft® Kinect®, the NABUfit technology collects data and measures each exercise relatively to a set standard and past performances.  Based on the data collection and registration in the Kinect® module the user will receive immediate feedback, e.g. as a percentage, a graphic or an emoticon depending on how well the exercise has been performed. This provides a unique quality assurance ensuring maximum effect of the training. The quick feedback will also reduce the risk of injuries and streamline time spent on training.  Users can access training data, statistics and results online or through mobile device applications.

Membership of the portal will be divided into two levels – a basic membership and a VIP membership.  The difference between the levels of membership will be primarily based upon the access to features and to mentors.

The portal also offers a social forum for its users, where users can interact with like-minded members and train with them virtually. Some people will experience increased motivation by being part of a group. The member can allow others to see all or part of his profile. The personal profiles of the members can be matched, so the portal will suggest network and training mates, and thereby helping to ensure the optimum composition. It will be possible to do real-time training with training mates by sharing the screen in a videoconference on the portal.

Employees

As of December 31, 2015, we had 8 full-time employees with 3 engaged in research and development and 5 in business development, finance, human resources, facilities, information technology and general management and administration. We expect the number of employees to rise to more than 25 in 2016. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items and amendments, thereto with the Commission.  We provide free access to these filings, as soon as reasonably practicable after filing, on our Internet web site located at www.nabufitglobal.com.  In addition, the public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other information regarding issuers like the Company.  Information appearing on the Company's website is not part of any report that it files with the Commission.

Item 1A. Risk Factors

Not required for smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

The Company does not own any properties, but currently leases office space at two locations in Denmark.  One space is leased for $762 per month, without annual escalation.  The term of the lease is five years, however, the Company can terminate the lease with six months' notice but not before October 1, 2017.  The second space is leased on a month-to-month basis for $877 per month.

Item 3.    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceeding that we believe would have a material adverse effect on our business, our financial condition or our operating results.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our shares are currently traded on the OTC Markets ("OTCQB") under the symbol "NBFT".  The following table presents the high and low bid prices for the years ended December 31, 2015 and 2014.  The prices have been adjusted retroactively to reflect the reverse stock split effective December 2014.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Year ended December 31, 2015	High	Low

Fourth quarter	$4.00	$2.50
Third quarter	$4.75	$2.50
Second quarter	$4.75	$3.50
First quarter	$7.00	$1.75

Year ended December 31, 2014	High	Low

Fourth quarter	$3.60	$1.75
Third quarter	$3.35	$2.40
Second quarter	$6.00	$2.40
First quarter	$13.20	$3.00

Holders

As of December 31, 2015 we had approximately 330 shareholders of record holding 19,437,236 shares of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on the Common Stock in the foreseeable future.  The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and to certain limitations imposed under Delaware law.  The timing, amount and form of dividends, if any, will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors.  The Company intends to retain any future earnings for use in its business.  The Company has never paid dividends on its Common Stock.

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

In connection with consummation of the Share Exchange, the Company terminated the 2008 Stock Incentive Plan ("2008 Plan") put in place by the Company prior to the Share Exchange and plans to adopt a new Stock Incentive Plan in the near future.    As of December 31, 2015, the Company did not have any outstanding options or other awards.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Recent Sales of Unregistered Securities

The Company relied on the statutory exemption from registration found in the provisions of Regulation S for offerings and issuances to non-U.S. persons.  The Company made no state or SEC filings for such offerings and issuances.

On November 30, 2015, pursuant to the terms of the Share Exchange Agreement, all of the shares of stock of NABUfit Denmark, were exchanged for 15,500,000 restricted shares of our Common Stock. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Prior to the Share Exchange, the following shares were issued to the holders of NABUfit Denmark pursuant to an exemption from registration in connection with the organization of such entity (as adjusted to reflect subsequent issuance and transfers):

Name	Number of Shares of Common Stock	Aggregate Purchase Price ($)
Maze Holding ApS	9,356	$1,403
Chunmeilin Holding ApS	9,356	$1,403
M. Krarup Holding IVS	9,356	$1,403
F-Reklame A/S	7,266	$1,090
Mikkel Kessler	4,768	$715
Ole Krebs	1,727	$259
Anders Fredsborg	120	$18
Lars Weibom	874	$131
GD Investments ApS	874	$131

On October 8, 2015, NABUfit Denmark issued an aggregate of 6,303 shares of common stock at a price per share of $284.77 (DKK 1,888) for the aggregate gross consideration of approximately $1,795,000 to Danish investors Arne Nilsson, Jan Bech Anderson, Bent Østergaard and LF Investments.

Name	Number of Shares of Common Stock	Aggregate Purchase Price ($)
LF Investments	2,649	$754,355
Bent Østergaard	264	$75,179
Arne Nilsson	211	$60,086
Jan Bech Anderson(1)	3,179	$905,283

(1)	Shares deemed beneficially owned by Morton Albaek, a member of the Board of Directors.

All of the above shares of NABUfit Denmark were exchanged by the investors for shares of the Company pursuant to the Share Exchange.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 30, 2015, we consummated the Share Exchange Agreement dated October 8, 2015 by and among the Company, NABUfit Denmark and the Shareholder Representatives, pursuant to which the Company acquired from the NABUfit Shareholders all of the issued and outstanding equity interests of NABUfit Denmark in exchange for 15,500,000 shares of the Company.  As a result of the Share Exchange, the NABUfit Shareholders, as the former shareholders of NABUfit Denmark, became the controlling shareholders of the Company and NABUfit Denmark became a subsidiary of the Company.  The Share Exchange was accounted for as a reverse merger/recapitalization effected by a share exchange, wherein NABUfit Denmark is considered the acquirer for accounting and financial reporting purposes.  The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger.

As a result of the Share Exchange, we discontinued our pre-exchange business, acquired the business of NABUfit Denmark and will continue the existing business operations of NABUfit Denmark as a publicly traded company under the name "NABUfit Global, Inc."

Item 6.  Selected Financial Data

As a smaller reporting company, as defined in Rule Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last completed fiscal year, we qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies. These reduced reporting requirements that are available to us include:

            •             an exemption from compliance with the auditor attestation requirement on the effectiveness of our internal control over financial reporting;

            •             an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

            •             reduced disclosure about our executive compensation arrangements; and

            •             an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or a stockholder approval of any golden parachute arrangements.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not choosing to "opt out" of this provision. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an "emerging growth company" until the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration under the Securities Act, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Because we have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the year ended December 31, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Summary

As the result of the Share Exchange and the change in business and operations of the Company, the historical financial results of NABUfit Global, ApS, a Danish company ("NABUfit Denmark"), the accounting acquirer, prior to the Exchange are considered the historical financial results of the Company.

The following discussion highlights the results of operations for NABUfit Global, Inc. and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company's audited financial statements contained in this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

The Company's consolidated operations include the operations of NABUfit Global, Inc. and its wholly owned subsidiary NABUfit Denmark from June 26, 2015 (date of inception) through December 31, 2015.  There is no comparative prior period as the Company's historical financial statements began with the inception of NABUfit Denmark on June 26, 2015.

During the period from June 26, 2015 (date of inception) through December 31, 2015, the Company had a net loss of $372,396, which consisted of operating expenses of $371,746 and interest expense of $650.

Operating expenses consisted of the following:

Operating expenses:

Selling, general and administrative	$121,568
Salaries	129,162
Share-based compensation	20,000
Professional fees	68,468
Travel and entertainment	26,670
Advertising	5,878
Total Operating Expenses	$371,746

General and administrative expenses consists mainly of employee benefits, IT and computer costs not capitalized, lease expense and consulting fees.

Liquidity and Capital Resources

Since NABUfit Denmark's inception in June 2015, it has incurred significant net losses and negative cash flows from operations. During the period from June 26, 2015 (date of inception) through December 31, 2015, we had a net loss of $372,396. At December 31, 2015, we had an accumulated deficit of $372,396.

At December 31, 2015, we had cash of $1,133,247. To date, we have financed our operations principally through private placements of NABUfit Denmark's common stock. On October 8, 2015, we received net proceeds of approximately USD $1,795,000 (DKK 11.9 million) from the issuance of shares of NABUfit Denmark's common stock.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled "Risk Factors."

The following table summarizes our cash flows for the period from June 26, 2015 (date of inception) through December 31, 2015:

Cash used in operating activities	$(378,508)
Cash provided by investing activities	126,843
Cash provided by financing activities	1,398,133
Effect of exchange rate changes on cash	(13,221)
Net Increase in Cash	$1,133,247

Off-Balance Sheet Financing Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.  The Company has no off-balance sheet financing arrangements as of December 31, 2015.

New Accounting Standards

For details of applicable new accounting standards, please, refer to Note 2 of our Consolidated Financial Statements.

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

We suggest that the Summary of Significant Accounting Policies, as described in Note 2 of our Consolidated Financial Statements, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described in Note 2 of our Consolidated Financial Statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act.")) concluded that as of December 31, 2015, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the Company's principal executive officer and its principal financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. As part of this assessment, management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. The Company has engaged a third party service provider with the necessary financial expertise to provide additional oversight of financial reporting. In addition, the board of directors, as part of their review of the quarterly and annual financial statements, has complete access to the detailed financial information of the Company for further review and verification of all financial transactions during the reporting periods. Management believes these changes and detailed review by the board of directors enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Attestation Report of Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year and quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Subsequent issuances

The Company had no stock issuances subsequent to December 31, 2015.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our board of directors is responsible for the overall management of the Company and appoints the executive officers who are responsible for administering our day-to-day operations.  Our executive officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.  The following table identifies our directors and officers as of December 31, 2015.

Name	Age	Positions(s)
Executive Officers
Ulrik Moll	48	Chief Executive Officer
Mads H. Frederiksen (1)(2)	41	Chief Marketing Officer, Chairman
Morten Krarup (3)	43	Chief Business Development Officer, Director
Robert Bench	66	Chief Financial Officer
Ole Sigetty	56	Secretary, Director
Non-Employee Directors
Soren Jonassen (1)(3)	47	Director
Morten Albaek (2)	40	Director

(1)Member of audit committee. (2)Member of compensation committee. (3)Member of nominating and corporate governance committee.

Executive Officers

Ulrik Moll, Chief Executive Officer.  Since the inception of NABUfit Denmark, Mr. Moll has served as its Chief Executive Officer of the Company.  Prior to his starting NABUfit Denmark, Mr. Moll served as the Managing partner at Idisplay Interactive from 2010 through 2015, where Mr. Moll helped Idisplay become a market leader within interactive solutions. Since 2010, Idisplay delivered IT-solutions to customers as Dansk Supermarked, TDC and DSB and has delivered a tele-medical IT system for online rehabilitation of citizens in their own home. During the last 4 years, the system has been distributed in Denmark and abroad.  Mr. Moll has served as a Managing Director and Director for Welfare Denmark since 2013.

Mads Frederiksen, Director, Chairman and Chief Marketing Officer- Mr. Frederiksen was appointed to the Board of Directors and Chief Marketing Officer on November 30, 2015.  Mr. Frederiksen currently serves as the Chief Executive Officer and co-owner of F. Reklame, a sports agency, which for more than 40 years has specialized in sports marketing. The clients include among others Peter Schmeichel, Kasper Schmeichel, Michael Laudrup, Brian Laudrup, Michael Maze, Thorbjorn Olesen and Morten Olsen. Mr. Fredericksen deals with sponsorships, TV contracts, events, media handling, etc.

Morten Krarup, Director and Chief Business Development Officer- Mr. Krarup was appointed as a Director and Chief Business Development Officer on November 30, 2015.  Since 2014, Mr. Krarup has served as a Completion and Well Intervention Engineer at Weatherford Denmark.  Prior to this position, Mr. Krarup worked as a Senior Wireline and Logging Supervisor for Archer Denmark from September 2005 until February 2014.Mr. Krarup is also engaged in Business Development and Project Management in the oil industry in Denmark and Netherlands. Mr. Krarup has been key to the creation of NABUfit.

Robert Bench, Chief Financial Officer- Mr. Bench has served as our Chief Financial Officer since October 2008, and served as the Company's President from 2008 until 2015.   Mr. Bench was a founder and since April 1999 has been a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies ("BayHill Group"). From January 2005 until April 2007, he also served as the Chief Financial Officer of Innuity, Inc. (INNU), software as a service company that delivers applications for small business. From November 2000 until August 2004, he also served as Chief Financial Officer of The SCO Group (SCOX), a developer and marketer of software applications and operating systems. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

Non-Employee Directors

Soren Jonassen, Director- Mr. Jonassen has served as a director of the Company since April 2012. Mr. Jonassen is an experienced professional with over 25 years in audit profession in Denmark. He was appointed as a certified public accountant in 1996 and served as audit manager in Arthur Andersen until 1996 and has been serving as audit partner in Crowe Horwath Denmark since 1996. Mr. Jonassen is a CPA and holds a degree of master in business economy from Copenhagen Business School. Mr. Jonassen has served as CEO of Crowe Horwath where he was also International liaison partner establishing a professional worldwide network. During his professional work he has assisted start-ups and a large number of small to midsized companies, including assisting with IPO's in Denmark and USA. Mr. Jonassen has specialized in IFRS public reporting and conversion process.  He has been an adviser in large M&A transactions, and has been co-founder of a number of private companies in Denmark in a number of different sectors.

Ole Sigetty, Director, Secretary- Mr. Sigetty has served as a Director of the Company since November 2014 and as the Company's Secretary since December 2015. Mr. Sigetty is an experienced professional with more than 30 years as an attorney-at-law in Denmark.  Mr. Sigetty is admitted to the Supreme Court of Denmark where he appears regularly. Mr. Sigetty is a senior partner of the Law Firm Németh & Sigetty A/S, Copenhagen, Denmark. During his professional work, Mr. Sigetty, has practiced business law and litigation with a focus on M&A transactions, contract law, and public listings. Mr. Sigetty has served on several boards as both director chairman including the position of chairman of the board of Guava A/S, a Danish online marketing company listed on the Danish Share Exchange in the period 2004-2009, director and chairman of the board Norwegian listed entertainment company, Nio Inc., in the period 2012-2013, director and chairman of the board of International Food Science Center A/S and director of MMC Optical A/S, director of Seven Seas Clothing Co. A/S.  Mr. Sigetty holds a Master of Arts in Journalism and Public Affairs from the American University in Washington D.C.

Morten Albжk, Director- Mr. Albæk was appointed as a Director on November 30, 2015.  Mr. Albæk currently serves as the Chief Executive Officer and Co-founder of the investment company Voluntas A/S.  Prior to this position, Mr. Albæk served as the CMO & Group Senior Vice President, Vestas Wind Systems A/S from 2009 through July 2015. Mr. Albæk currently serves as a board member for various other companies, including, Valuntas Advisory ApS (Chairman) Brøndbyernes I.F. Fodbold A/S (member), Vertic A/S (member) and Voluntas Danmark A/S (member).
Director Independence
Our board of directors currently consists of five members. We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be "independent." Nevertheless, our board of directors has determined that all of our directors qualify as "independent" directors in accordance with listing requirements.  In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

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

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure, and our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements. Our nominating and governance committee monitors the effectiveness of our corporate governance guidelines and considers and approves or disapproves any related-person transactions. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Corporate Governance
Board Committees

Our Board of Directors has a standing Audit Committee. To date, our Board of Directors has not established a Compensation, Nominating or Governance Committee, in part because our Board of Directors believes that, at this stage of our development, all of our directors should be actively involved in the matters, which would be addressed by such a committee. We may, in the future, establish a Compensation, Nominating or Governance Committee. We believe each of the directors serving on our Audit Committee is an independent director pursuant to NASD Rule 4200(a) (15).

Audit Committee.  Soren Jonassen and Mads Frederiksen serve as members of the Audit Committee, with Mr. Jonassen serving as Chairman. Our Board of Directors has determined that Mr. Jonassen satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm's qualifications and independence, (d) oversee the performance of any internal audit function that we may adopt and oversee our independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company's website, www.nabufitglobal.com. Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole.

Compensation Committee.  Soren Jonassen and Morten Albæk serve as members of the Compensation Committee of our Board of Directors, with Søren Jonassen serving as Chairman. The functions of our Compensation Committee are primarily to: (a) to oversee the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company's website, www.nabufitglobal.com.

Director Nominations.  Our Board of Directors will consider recommendations for director nominees by shareholders if the names of those nominees and relevant biographical information are submitted in writing to our Corporate Secretary in the manner described for shareholder nominations below under the heading "Proposals of Shareholders." All director nominations, whether submitted by a shareholder or the Board of Directors, will be evaluated in the same manner.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.nabufitglobal.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of our common stock to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Directors and officers are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  On June 20, 2014 the Company issued 267,108 shares of its common stock to present and past officers, directors, and affiliates, and an additional 158,500 shares to a company owned by Stephen Abu, a former Vice President of the Company. In addition, all holders of options agreed to cancel their options as part of the settlement agreements in consideration for the receipt of Common Stock. The required Statement of Changes in Beneficial Ownership (Form 4) for the recipients of the shares and for the cancellation of options were not timely filed.

On August 28, 2014 the Company completed a private placement of 314,286 shares of its common stock for cash in the amount of $50,000 to World Wide Investment Fund Ltd., a company controlled by Mr. Brian Mertz, a resident of Denmark.  On October 6, 2014 the Company issued 666,667 shares to World Wide Investment Fund Ltd., 333,333 shares to Stratega ApS, a company controlled by Mr. Mertz, and 885,714 shares to Mr. Brian Mertz, for a total purchase price of $300,000. On December 2, 2014 the Company issued 66,667 shares to each of the following: Soren Jonassen, Ole Sigetty, and Brian Mertz in lieu of cash payments of $50,000 each.  A Schedule 13D was filed in connection with such acquisitions by Mr. Mertz, but the required Statement of Initial Filings (Form 3) and Statement of Changes in Beneficial Ownership (Form 4) have not been filed.

Section 16(a) filings in connection with the shares issued in the Share Exchange have not been made.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in "Transactions with Related Persons; Promoters and Certain Control Persons; Director Independence," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 11.  Executive Compensation

Summary Compensation Table
The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the period from inception (June 26, 2015) through December 31, 2015.  No other executive officers received total annual compensation in excess of $100,000.

Person	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Comp ($)	All Other Comp. ($)	Total ($)
Ulrik Moll (1)	2015	$46,716						$46,716
Robert K. Bench (2)	2015	$80,000						$80,000

(1)	Mr. Moll served as the Company's Chief Executive Officer since June 26, 2015.
(2)	Mr. Bench has served as the Company's Chief Financial Officer since November 30, 2008.

Employment Agreements
The Company had no employment contracts outstanding at December 31, 2015 with any employees.
As of December 31, 2015, there were no outstanding options of the Company.
Compensation of Directors

The Company's compensation plan for its non-management Board members includes cash and non-cash components. The cash component is based on attendance at Board meetings in accordance with the following table:
	Quarterly	Face to Face Mtg.	Telephonic Mtg.
Board Chairman	$4,000	$1,500	$750
Board Member	$3,000	$1,000	$500
Committee Chair		$500	$250
Committee Member		$400	$200
In addition, non-management Board members receive stock option grants from time to time with the minimum set forth in the following table:
	Upon Election (1)	Annual Refresh (2)
Board Chairman	40,000 options	7,000 options
Board Member	30,000 options	6,000 options
(1)	One time grant at time of election or reappointment to the board. Options to be priced at the 5-day volume weighted average price ("VWAP") prior to the date of election.
(2)	Shares to be granted each year when the board member is re-elected at the Company's annual shareholder meeting. Options will be priced at the 5-day VWAP prior to the date of shareholder meeting.

In September 2015, Directors Soren Jonassen and Ole Sigetty and former Director Brian Palm Svaneeng Mertz each received 30,000 shares of common stock. These shares were recorded for book purposes at the market price at the time of the award of $4.00 per share for total compensation of $360,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our Common Stock at March 2, 2016, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of the Company post-Share Exchange outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all current directors and executive officers as a group;

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by such person.

The percentage of shares beneficially owned is computed on the basis of 19,437,236 shares of common stock outstanding March 2, 2016. Shares of common stock that a person has the right to acquire within 60 days of March 2, 2016 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o NABUfit Global, Inc., 626 East 1820 North, Orem, Utah 84097.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
Brian Palm Svaneeng Mertz(3)	2,002,623	—	2,002,623	10.30%
Maze Holding ApS (4)	2,900,360	—	2,900,360	14.92
Chunmeilin Holding ApS (5)	2,900,360	—	2,900,360	14.92
M. Krarup Holdings IVS(6)	2,900,360	—	2,900,360	14.92
F-Reklame A/S (7)	2,213,400	—	2,213,400	11.39
Kessler & Back ApS	1,478,080	—	1,478,080	7.37
Jan Bech Anderson (8)	985,490	—	985,490	5.07
Other Officers and Directors
Soren Jonassen	105,530	—	105,530	*
Robert Bench (9)	29,457	—	29,457	*
Ole Sigetty (10)	96,667		96,667	*
All current directors and executive officers as a group (seven persons)	9,231,264			47.49

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	The address is the address of the Company, 626 East 1820 North, Orem, UT 84097.

(2)	Except as indicated, each person has sole and voting and/or investment power over the shares listed, subject to applicable community property laws. There are no options granted or outstanding.

(3)
Includes 980,952 shares owned by World Wide Investment Fund and 644,000 shares owned by Stratega ApS and 185,000 shares owned by Growthcom ApS, which may be deemed to be beneficially owned by Mr. Mertz who is a control person in each company.

(4)	Owned and controlled by Michael John Maze.

(5)	Owned and controlled by Ulrik Moll, Chief Executive Officer.

(6)	Owned and controlled by Morten Krarup, member of Board of Directors.

(7)	Owned and controlled by Mads Frederiksen, Chairman of the Board of Directors.

(8) (9) (10)
Shares deemed beneficially owned by Morton Albaek, member of the Board of Directors

Includes 8,885 shares owned by Vector Capital, LLC, an entity controlled by Mr. Bench, President and Chief Financial Officer.

Includes 66,667 shares owned by FFP ApS, an entity owned and controlled by Mr. Sigetty, a member of the Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On September 30, 2015, the Company issued 90,000 shares of stock to its three directors for payment of director fees through June 30, 2016. These shares were recorded at the market price of $4.00 per share for a total of $360,000.
On September 30, 2015, the Company assumed the short-term auto lease of a member of management that ended January 8, 2016.  Monthly payments are 2,975 DKK ($435 at December 31, 2015 spot rate) and the deposit was 15,983 DKK ($2,409).  The Company renewed the auto lease for an additional twelve months, through January 7, 2017 at 2,371 DKK ($346) per month.

We have a code of ethics, which was adopted by the Company before the consummation of the Share Exchange and continues to apply to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer (each, a "Covered Person" and, collectively, the "Covered Persons"). As provided in our code of ethics, each of our employees and officers (other than our principal executive officer and principal financial officer) is responsible for reporting to his or her immediate supervisor, and each director and each of our principal executive officer and our principal financial officer is responsible for reporting to the chairman of the audit committee, if such a committee is created, or, in the absence of an audit committee, to the chairman of our board of directors, any potential conflict of interest. The audit committee chairman, if any, or the chairman of our board of directors, as applicable, will determine if a conflict of interest exists, and if so determined, will determine the necessary resolution of such conflict. We intend to re-evaluate our policies and procedures relating to related party transactions, and anticipate adopting changes to our current written policy providing for the formal procedures through which any such potential transaction will be evaluated.
Promoters and Control Persons
The Company has not at any time engaged a promoter during the last five years.
Securities Authorized for Issuance Under Equity Compensation Plans

In connection with consummation of the Share Exchange, the Company terminated the 2008 Stock Incentive Plan ("2008 Plan") put in place by the Company prior to the Share Exchange and plans to adopt a new Stock Incentive Plan in the near future.  Under the 2008, the Company had available the following types of awards are available under the Stock Incentive Plan: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) performance awards.  As of the date of this filing, no options or other awards are outstanding and therefore no such awards were assumed in connection with the Share Exchange and no awards are required to be cancelled.

Changes in Control

On November 30, 2015, as a result of the Share Exchange, the NABUfit shareholders, as the former shareholders of NABUfit Denmark, became the controlling shareholders; owning 79.7% of the Company.

Director Independence

Our board of directors currently consists of five members. We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be "independent." Nevertheless, our board of directors has determined that all of our directors qualify as "independent" directors in accordance with listing requirements.  In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Except as discussed above, to our knowledge, there have been no events under any bankruptcy act, criminal proceedings and no federal or state judicial or administrative orders, judgments, decrees or findings, no violations of any federal or state securities laws, and no violation of any federal commodities law material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past 10 years.

To our knowledge, there are no material proceedings to which any director, officer, affiliate of the Company, any holder of 5% or more of our currently outstanding common stock, any associate of any such director or officer, or any affiliate of such security holder that is adverse to us or has a material interest adverse to us. There are no family relationships among any of the officers and directors.

Item 14.  Principal Accountant Fees and Services

Sadler, Gibb & Associates, LLC ("Sadler Gibb") served as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2015.  Principal accounting fees for professional services rendered for us by Sadler Gibb for the period from inception (June 26, 2015 through December 31, 2015 are summarized as follows:

Audit	$13,000

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
Board of Directors Pre-Approval Policies and Procedures.  All audit, audit-related, tax, and any other services performed for us by our independent registered public accounting firm are subject to pre-approval by the Audit Committee of our Board of Directors and were pre-approved by the Audit Committee prior to such services being rendered. Our Audit Committee determined that the services provided by, and fees paid to, Sadler Gibb were compatible with maintaining the independent registered public accounting firm's independence.
Shareholder ratification of the selection of Sadler Gibb as our independent registered public accounting firm is not required by our Bylaws or otherwise. However, the Audit Committee intends to submit the selection of Sadler Gibb to our shareholders for ratification at our upcoming annual meeting of shareholders as a matter of good corporate governance. If our shareholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time if the Audit Committee determines that such a change would be in the best interests of NABUfit and our shareholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description and method of filing
2.1
Agreement and Plan of Share Exchange, dated as of October 8, 2015, by and among CryptoSign, Inc., NABUfit Global ApS and the shareholders of NABUfit Global ApS (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on October 13, 2015).

2.2
Amendment to the Agreement and Plan of Share Exchange, dated as of November 1, 2015, by and among CryptoSign, Inc., NABUfit Global ApS and the shareholders of NABUfit Global ApS (incorporated by reference to Exhibit 2.2 to Company's Current Report on Form 8-K filed on December 3, 2015).

3.1	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).

3.2	Certificate of Amendment of Certificate of Incorporation Registrant, filed on March 19, 2012. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on April 5, 2012).

3.3	Amended and Restated Certificate of Incorporation, effective December 15, 2014 (incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 24, 2014).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective July 3, 2015.*

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective December 10, 2015 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K filed on December 3, 2015)

3.6	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 14, 2008)

10.1
Form of Lock Up Agreement dated October 8, 2015 between the Nabufit Global, Inc. (formerly CryptoSign, Inc.), and certain individuals and entities (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K filed on December 3, 2015).

10.2	Common Stock Subscription Agreement dated June 30, 2015 between Nabufit Global, Inc. (formerly StrategaBiz, Inc) and SD01 ApS.*

14.1
Code of Business Conduct and Ethics, adopted May 12, 2008 (filed as Exhibit 14.1 to Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2008, filed September 12 and incorporated by reference).

31.1	Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 2, 2016	NABUfit Global, Inc., a Delaware corporation
/S/ Ulrik Moll
Ulrik Moll, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 2, 2016	/S/ Robert K. Bench
Robert K. Bench, Chief Financial Officer

Date:	March 2, 2016	/S/ Mads H. Frederiksen
Mads H. Frederiksen, Director, Chairman

Date:	March 2, 2016	/S/ Soren Jonassen
Soren Jonassen, Director

Date:	March 2, 2016	/S/ Ole Sigetty
Ole Sigetty, Director

Date:	March 2, 2016	/S/ Marten Krarup
Marten Krarup, Director

Date:	March 2, 2016	/S/ Marten Albaek
Marten Albaek, Director

NABUFIT GLOBAL, INC. AND SUBSIDIARY

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2015	F3

Consolidated Statement of Operations and Comprehensive Loss for the Period from
June 26, 2015 (Date of Inception) through December 31, 2015	F4

Consolidated Statement of Shareholders' Equity for the Period from June 26, 2015
(Date of Inception) through December 31, 2015	F5

Consolidated Statement of Cash Flows for the Period from June 26, 2015
(Date of Inception) through December 31, 2015	F6

Notes to Consolidated Financial Statements	F7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NABUfit Global, Inc.

We have audited the accompanying consolidated balance sheet of NABUfit Global, Inc. ("the Company") as of December 31, 2015 and the related statements of operations and comprehensive loss, shareholders' deficit and cash flows for the period from inception on June 26, 2015 through December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NABUfit Global, Inc. as of December 31, 2015, and the results of its operations and cash flows for the period from inception on June 26, 2015 through December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 2, 2016

office 801.783.2950
fax 801.783.2960

www.sadlergibb.com | 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2015

ASSETS
Current Assets
Cash	$1,133,247
Prepaid expenses and other current assets	172,939
Deposits	7,646
Total current assets	1,313,832

Total Assets	$1,313,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$19,082
Accrued liabilities	33,706
Total current liabilities	52,788

Total Liabilities	$52,788

Commitments and Contingencies	-
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-
Common stock $.0001 par value, 100,000,000 shares authorized;
19,437,236 shares issued and outstanding at December 31, 2015	1,944
Additional paid-in capital	1,671,874
Accumulated deficit	(372,396)
Accumulated other comprehensive loss	(40,378)
Total stockholders' equity	1,261,044

Total Liabilities and Stockholders' Equity	$1,313,832

The accompanying notes are an integral part of these consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FROM JUNE 26, 2015 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2015
Operating Expenses:
Selling, general and administrative	$371,746
Total Operating Expenses	371,746

Loss from Operations	(371,746)
Interest expense	(650)

Net Loss	$(372,396)

Net loss per common share - basic and diluted	$(0.02)

Weighted average common shares
outstanding - basic and diluted	16,166,622

Comprehensive Loss:
Net Loss	$(372,396)

Other Comprehensive Loss
Translation adjustments	(40,378)
Total Comprehensive Loss	$(412,774)

The accompanying notes are an integral part of these consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 26, 2015 (Date of Inception)	-	$-	$-	$-	$-	$-

Stock issued for cash - June 26, 2015	15,500,000	1,550	5,985	-	-	7,535
Stock issued for cash - September 30, 2015	443,920	44	1,419,091	-	-	1,419,135
Treasury stock, purchased and retired	(443,920)	(44)	(1,388)	-	-	(1,432)
Recapitalization - November 30, 2015	3,937,236	394	248,186	-	-	248,580
Foreign currency translation adjustments	-	-	-	-	(40,378)	(40,378)
Net loss	-	-	-	(372,396)	-	(372,396)

Balance at December 31, 2015	19,437,236	$1,944	$1,671,874	$(372,396)	$(40,378)	$1,261,044

The accompanying notes are an integral part of these consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FROM JUNE 26, 2015 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2015

Net loss	$(372,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(13,468)
Deposit	(7,740)
Accounts payable	(16,845)
Accrued liabilities	31,941
Net Cash Used in Operating Activities	(378,508)

Cash Flows From Investing Activities
Cash acquired in acquisition	126,843
Net Cash Provided by Investing Activities	126,843

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	1,775,383
Cash paid to acquire Treasury Stock	(377,250)
Net Cash Provided by Financing Activities	1,398,133
Effect of exchange rate changes on cash	(13,221)

Net Increase in Cash	1,133,247
Cash at Beginning of Period	-
Cash at End of Period	$1,133,247

Noncash Investing and Financing Information:
Fair value of assets acquired	$167,535
Fair value of liabilities assumed	38,263
Shares issued in reverse recapitalization	256,115

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$641
Cash Paid for Taxes	-

The accompanying notes are an integral part of these consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Organization — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include the operations and balances of NABUfit Global, Inc. (formerly CryptoSign, Inc., StrategaBiz, Inc., Agricon Global Corporation and BayHill Capital Corporation) ("NABUfit Global") and its wholly-owned subsidiary NABUfit Global ApS ("NABUfit Denmark") a company organized in Denmark on June 26, 2015 (collectively "NABUfit," "we", or "the Company").  NABUfit Global was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.  Effective June 20, 2014 the Company sold its prior subsidiary and became a shell company.

On November 30, 2015, we consummated the transaction evidenced by an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") dated October 8, 2015 by and among NABUfit Global and NABUfit Denmark, pursuant to which NABUfit Global acquired from the NABUfit Denmark shareholders ("NABUfit Shareholders") all of the issued and outstanding equity interests of NABUfit Denmark in exchange for 15,500,000 shares of NABUfit Global (the "Share Exchange").  As a result of the Share Exchange, the NABUfit Shareholders, as the former shareholders of NABUfit Denmark, became the controlling shareholders of the Company and NABUfit Denmark became a subsidiary of the Company.  The Share Exchange was accounted for as a reverse merger/recapitalization effected by a share exchange, wherein NABUfit Denmark is considered the acquirer for accounting and financial reporting purposes.  The capital, share price, and earnings per share amount in the consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger.

As a result of the Share Exchange, we discontinued our pre-exchange business, acquired the business of NABUfit Denmark and will continue the existing business operations of NABUfit Denmark as a publicly traded company under the name "NABUfit Global, Inc."

In accordance with "reverse merger" or "reverse acquisition" accounting treatment, the historical financial statements of NABUfit Global for periods ended prior to the Share Exchange have been replaced with the historical financial statements of NABUfit Denmark, and will be, in all future filings with the SEC.

Nature of Operations — The Company designs, manufactures and markets the NABUfit virtual training and fitness products and services, a state-of-the-art online fitness portal ("NABUfit" or, the "Product") with the option of connecting existing and future monitoring devices (wearables, etc.) to the Portal. The Product incorporates interaction and input through Microsoft® Kinect® and other technologies and the option for personal data collection, coaching and teaching through mentor services.

Customers obtain access to the Portal through the purchase of monthly or annual memberships and the downloading of the software or mobile device application.  The Product provides custom designed training plans, diet plans and access to mentors and coaching.

Through Microsoft® Kinect®, the NABUfit technology collects data and measures each exercise relatively to a set standard and past performances.  Based on the data collection and registration in the Kinect® module the user will receive immediate feedback, e.g. as a percentage, a graphic or an emoticon depending on how well the exercise has been performed. This provides a unique quality assurance ensuring maximum effect of the training. The quick feedback will also reduce the risk of injuries and streamline time spent on training.  Users can access training data, statistics and results online or through mobile device applications.

Membership of the portal will be divided into two levels – a basic membership and a VIP membership.  The difference between the levels of membership will be primarily based upon the access to features and to mentors.

The portal also offers a social forum for its users, where users can interact with like-minded members and train with them virtually. Some people will experience increased motivation by being part of a group. The member can allow others to see all or part of his profile. The personal profiles of the members can be matched, so the portal will suggest network and training mates, and thereby helping to ensure the optimum composition. It will be possible to do real-time training with training mates by sharing the screen in a videoconference on the portal.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of NABUfit Global, Inc. (formerly CryptoSign, Inc.) and its wholly-owned subsidiary NABUfit Global, ApS, ("NABUfit Denmark").  NABUfit Denmark is a Danish company organized June 26, 2015 in Denmark.  Intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value – The fair values of the Company's financial assets and liabilities approximate their carrying amounts at the reporting date.

Foreign Currency Transactions and Translations – The functional currency of NABUfit Denmark is the Danish Krone (DKK), while the functional currency of NABUfit Global and the reporting currency is U.S. dollars (USD).  The Company translates the assets and liabilities of NABUfit Denmark from the functional currency to U.S. dollars at the appropriate spot rates as of the balance sheet date. Equity balances are translated using historical exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income. Income statement accounts are translated using the average exchange rate during the period.

Monetary assets and liabilities denominated in a currency that is different from the functional currency must first be remeasured from the applicable currency to the functional currency. The effect of this remeasurement process is recognized translation adjustments in our statement of comprehensive loss.

The Company had no foreign currency transaction gains or losses during the period from June 26, 2015 (date of inception) through December 31, 2015.

Cash and Cash Equivalents – The balance in cash and cash equivalents consists of cash reserves held in bank accounts. The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash. As of December 31, 2015, cash deposits per bank statements exceeded the federally insured limits by $1,073,107, the balance of cash in the NABUfit Global, ApS accounts.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, performance of the service has occurred, the sales price charged is fixed or determinable, and collectability is reasonably assured.  Revenue is net of taxes and discounts and is recorded on an accrual basis.

Software Development Costs – The Company expenses software development costs until the Company has a working business model for the software.

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs were $5,878 for the period ended December 31, 2015.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of December 31, 2015, the Company had no common stock equivalents outstanding.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – LEASES

The Company leases office space in two locations in Denmark the first space is leased for 5,058 DKK ($739 at December 31, 2015 spot rate) per month.  There is no escalation clause.  The Company can terminate the lease with six months' notice but not before October 1, 2017.  The lease start date was September 16, 2015.  The Company paid a deposit of 30,438 DKK ($4,573).  The second space is leased for 6,000 DKK ($877 at December 31, 2015 spot rate) per month.  Contract is month-to-month.  The Company paid a deposit of 6,000 DKK ($877) in December 2015.  Monthly rent started in January 2016.

On September 30, 2015, the Company assumed the short-term auto lease of a member of management that ended January 8, 2016.  Monthly payments are 2,975 DKK ($435 at December 31, 2015 spot rate) and the deposit was 15,983 DKK ($2,409).  The Company renewed the auto lease for an additional twelve months, through January 7, 2017 at 2,371 DKK ($346) per month.

As of December 31, 2015, total lease deposits were $7,646.  Rent expense was $4,826 for the period ended December 31, 2015.  Minimum annual lease payments are $7,085, which are all due within one year.

NOTE 4 – LINE-OF-CREDIT

On September 15, 2015, the Company entered into a 600,000 DKK (approximately $90,000) line-of-credit agreement with a bank.  The agreement bears interest at a variable rate of 6.021%, which is renegotiated annually on June 1.  The line of credit is unsecured.  Default interest rate of 19% goes into effect from the first late payment and is calculated on the balance of the outstanding debt.  During the period, the Company utilized the full credit line but then paid it down to zero on October 12, 2015.  The Company paid $650 in interest during the period ended December 31, 2015.

NOTE 5 – SHAREHOLDERS' EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. As of December 31, 2015, we had 19,437,236 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

Prior to the reverse merger, in June 2015, as part of the initial capitalization, NABUfit Global, ApS issued 50,000 shares (15,500,000 post recapitalization) of $0.1507 par value common stock for $7,535 of cash.  On October 8, 2015, NABUfit Global, ApS repurchased 1,432 (443,920 post recapitalization) shares of common stock for $377,250, effectively buying out one shareholder. NABUfit Global, ApS then issued 946 (293,260 post recapitalization) shares to new investors and 486 (150,660 post recapitalization) ratably to prior shareholders for $1,794,953.

On November 30, 2015, the Company consummated the transaction evidenced by the agreement and plan of share exchange dated October 8, 2015 pursuant to which NABUfit Global, Inc. issued 15,500,000 common shares of the Company in exchange for the 50,000 issued and outstanding capital stock of NABUfit Global, ApS.  The net result of this reverse merger transaction was an increase in common shares of 19,387,236 for $248,580.  The 19,387,236 consists of 15,500,000 new shares issued, plus 3,937,236 shares that were issued to prior shareholders of NABUfit Global, Inc. that came over as part of the reverse merger, less the 50,000 shares that the Company gave up in exchange.  The reverse merger effectively changed the Company's capital structure from 50,000 common shares, $0.1507 par value, to 19,437,236 common shares, $0.0001 par value.

NOTE 6 – RELATED PARTY TRANSACTIONS

As discussed in Note 3, the Company assumed the auto lease of its CEO on September 30, 2015.

NOTE 7 – SHARE-BASED COMPENSATION

On September 30, 2015 NABUfit Global issued 30,000 shares of its common stock to two outside directors: Soren Jonassen and Ole Sigetty for their services through June 30, 2016. The shares issued were valued at $4.00 per share for a total of $240,000, which was the market price of the stock on the issuance date. Of the total amount $80,000 was expensed prior to the reverse merger and $20,000 was recorded as share-based compensation for the period from November 30, 2015 through December 31, 2015; the balance of $120,000 is recorded as a prepaid expense to be amortized ratably over the subsequent two quarters.

NOTE 8 – INCOME TAXES

Operating loss for the period from June 26, 2015 (date of inception) through December 31, 2015 was $371,746, of which $306,981 related to foreign operations.

As of December 31, 2015 the Company had $66,016 of net operating loss carry forwards related to its operations in Denmark, which do not expire and $1,184,880 of net operating loss carryforwards relating to its USA operations, which are comprised of $3,053,970 of U.S. federal and $4,440,311 state net operating losses, respectively, which begin to expire in 2032 if unused.

A change in our ownership of more than 50% occurred during the period ended December 31, 2015 triggering certain utilization limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.  As a result, the provisions of Section 382 caused net operating losses under state tax laws of $1,274,626 to become permanently restricted.

The temporary differences and carry forwards which give rise to the deferred income tax assets for the period from June 26, 2015 (date of inception) through December 31, 2015 are as follows:

Net operating loss carry forwards	$1,250,896
Valuation allowance	(1,250,896)
Net long-term deferred tax asset	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense for period from June 26, 2015 (date of inception) through December 31, 2015 is as follows:

Income tax benefit at the statutory rate	$(89,699)
State income taxes, net of federal benefit	(2,237)
Change in valuation allowance	87,572
Change in net operating loss carry forwards	66
Other	4,298
Income tax expense (benefit)	$-