Form 10-Q
period 2016-03-31
NABUfit Global, Inc.
filed 2016-05-16
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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

801-592-3000
 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

As of May 16, 2016, the registrant had 19,437,236 shares of common stock, par value $0.0001, issued and outstanding.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
FORM 10-Q
TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	3

Condensed Consolidated Statements of Operations (Unaudited) for the
three months ended March 31, 2016 and 2015	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
three months ended March 31, 2016 and 2015	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10

Item 3. Qualitative and Quantitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities	14

Item 3. Defaults upon Senior Securities	14

Item 4. Mine Safety Disclosures	14

Item 5. Other Information	14

Item 6. Exhibits	15

Signatures	16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$676,878	$1,133,247
Prepaid expenses and other current assets	117,770	172,939
Deposits	61,353	7,646
Total current assets	856,001	1,313,832

Total Assets	$856,001	$1,313,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$31,303	$19,082
Accrued liabilities	59,130	33,706
Total current liabilities	90,433	52,788

Total Liabilities	$90,433	$52,788

Commitments and Contengiencies	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
19,437,236 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	1,944	1,944
Additional paid-in capital	1,671,874	1,671,874
Accumulated deficit	(900,124)	(372,396)
Accumulated other comprehensive loss	(8,126)	(40,378)
Total stockholders' equity	765,568	1,261,044

Total Liabilities and Stockholders' Equity	$856,001	$1,313,832

See accompanying notes to the condensed consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Operating Expenses:
Selling, general and administrative	$527,846
Total Operating Expenses	527,846

Loss from Operations	(527,846)
Interest income	135
Interest expense	(17)

Net Loss	$(527,728)

Net loss per common share - basic and diluted	$(0.03)

Weighted average common shares
outstanding - basic and diluted	19,437,236

Comprehensive Loss:
Net Loss	$(527,728)

Other Comprehensive Loss
Translation adjustments	32,252
Total Comprehensive Loss	$(495,476)

See accompanying notes to the condensed consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Net loss	$(527,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	85,772
Deposit	(53,380)
Accounts payable	11,580
Accrued liabilities	(4,689)
Net Cash Used in Operating Activities	(488,445)

Effect of exchange rate changes on cash	32,076

Net Decrease in Cash	(456,369)
Cash at Beginning of Period	1,133,247
Cash at End of Period	$676,878

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$17
Cash Paid for Taxes	-

See accompanying notes to the condensed consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation — The accompanying condensed consolidated financial statements for NABUfit Global, Inc. ( "NABUfit Global") and its wholly-owned subsidiary NABUfit Global ApS ("NABUfit Denmark") (collectively "NABUfit," "we", or "the Company") are presented in conformity with accounting principles generally accepted in the United States of America.

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

Customers obtain access to the Product portal through the purchase of monthly or annual memberships and the downloading of the software or mobile device application.  The Product provides custom designed training plans, diet plans and access to mentors and coaching.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC").  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three months ended March 31, 2016, may not be indicative of the results that may be expected for the year ending December 31, 2016.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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

Monetary assets and liabilities denominated in a currency that is different from the functional currency must first be re-measured from the applicable currency to the functional currency. The effect of this re-measurement process is recognized translation adjustments in our statement of comprehensive loss.

The Company had no foreign currency transaction gains or losses during the period from June 26, 2015 (date of inception) through March 31, 2016.

Business Condition – The Company has filed an S-1 Registration Statement and is seeking to register and publicly offer up to 5,000,000 shares of common stock at $1.75 per share.  The Registration Statement is currently under review by the Securities and Exchange Commission.  The proceeds from this offering are expected to provide the liquidity necessary for the operations of the Company in the foreseeable future. The ability of the Company to continue as a going concern is dependent on the success of that plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 3—Going Concern).

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of March 31, 2016, the Company had no common stock equivalents outstanding.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $527,728 for the three months ended March 31, 2016 and has an accumulated deficit of $900,124 as of March 31, 2016.  The Company also used cash in operating activities of $488,445 during the three months ended March 31, 2016.   These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – LEASES

On December 1, 2015, the Company signed a new lease on their office in Fredericia Denmark, which replaced the prior lease and allowed the Company to move to larger office space (159 square meters) within the same building.  The new rent is DKK 13,184 per month ($2,009) and the security deposit increased to DKK 80,685 ($12,294).  The lease can be terminated with a six month notice, but not before December 1, 2017.  Rent will increase annually on January 1 based on the consumer price index, with a minimum increase of 2% per year.

Effective March 1, 2016, the Company signed Appendix 1 to the Fredericia lease agreement moving the office to a 190 square meter office located on the first floor of the building.  The rent and security deposit were not changed by the Appendix.  Once the Company utilizes the additional 31 square meters, the rent will increase proportionately.

NOTE 5 – SHAREHOLDERS' EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. As of March 31, 2016 and December 31, 2015, we had 19,437,236 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

NOTE 6 – SHARE-BASED COMPENSATION

On September 30, 2015 NABUfit Global issued 30,000 shares of its common stock to two outside directors: Soren Jonassen and Ole Sigetty for their services through June 30, 2016. The shares issued were valued at $4.00 per share for a total of $240,000, which was the market price of the stock on the issuance date. Share-based compensation of $60,000 was recorded for the three months ended March 31, 2016; the balance of $60,000 is recorded as a prepaid expense to be amortized ratably over the subsequent three months.

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

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations.  Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the "Commission") filings.    Additional factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Executive Summary

To date, the Company's focus has been on the development of its website portal and products.  The Company has had no income generated from operations.

Critical Accounting Policies and Estimates

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2015.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

The Company's consolidated operations include the operations of NABUfit Global, Inc. and its wholly owned subsidiary NABUfit Denmark for the three months ended March 31, 2016.  There is no comparative prior period as the Company's historical financial statements began with the inception of NABUfit Denmark on June 26, 2015.

During the three months ended March 31, 2016, the Company had a net loss of $527,728, which consisted of operating expenses of $527,846, interest income of $135 and interest expense of $17.

Operating expenses consist mainly of employee salaries and benefits, stock based compensation and professional fees.  We expect operating expenses to be at similar levels the rest of the year.

Liquidity and Capital Resources

Since NABUfit Denmark's inception in June 2015, it has incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2016, we had a net loss of $527,728. At March 31, 2016, we had an accumulated deficit of $900,124.

At March 31, 2016, we had cash of $676,878. To date, we have financed our operations principally through private placements of NABUfit Denmark's common stock. On October 8, 2015, we received net proceeds of approximately USD $1,795,000 (DKK 11.9 million) from the issuance of shares of NABUfit Denmark's common stock.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled "Risk Factors" noted in the previously filed 10-K.

The following table summarizes our cash flows for the three months ended March 31, 2016:

Cash used in operating actitivites	$(488,445)
Effect of exchange rate changes on cash	32,076
Net decrease in cash	$(456,369)

The Company has filed a Registration Statement on Form S-1 seeking to register and publicly offer up to 5,000,0000 additional shares of common stock at an offering price of $1.75 per share.  The proceeds from this offering are expected to provide the liquidity necessary for the foreseeable future.

Number of Employees

As of March 31, 2016, the Company had 11 full-time employees. We expect the number of employees to rise to more than 25 in 2016.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations that could negatively impact our results of operations and financial condition.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at March 31, 2016 and December 31, 2015.

General

The Company's Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Financial Statements.

New Accounting Pronouncements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act."))  and based upon this evaluation, and the engagement of a qualified outside third party to monitor our disclosure controls and procedures, concluded that as of March 31, 2016, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of March 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

NABUFIT GLOBAL, INC.

Date:	May 16, 2016	By:	/s/ Robert K Bench
Robert K Bench, President