Form 10-Q
period 2016-06-30
NABUfit Global, Inc.
filed 2016-08-08
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

As of August 5, 2016, the registrant had 20,941,286 shares of common stock, par value $0.0001, issued and outstanding.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$103,997	$1,133,247
Prepaid expenses and other current assets	73,414	172,939
Stock subscription receivable	1,383,726	-
Deposits	60,105	7,646
Total current assets	1,621,242	1,313,832

Total Assets	$1,621,242	$1,313,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$108,818	$19,082
Accrued liabilities	178,778	33,706
Total current liabilities	287,596	52,788

Total Liabilities	$287,596	$52,788

Commitments and Contengiencies	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
20,941,286 and 19,437,236 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	2,094	1,944
Additional paid-in capital	3,055,450	1,671,874
Accumulated deficit	(1,711,026)	(372,396)
Accumulated other comprehensive loss	(12,872)	(40,378)
Total stockholders' equity	1,333,646	1,261,044

Total Liabilities and Stockholders' Equity	$1,621,242	$1,313,832

See accompanying notes to the condensed consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2016
Operating Expenses:
Selling, general and administrative	$810,889	$1,338,735
Total Operating Expenses	810,889	1,338,735

Loss from Operations	(810,889)	(1,338,735)
Interest income	6	141
Interest expense	(19)	(36)

Net Loss	$(810,902)	$(1,338,630)

Net loss per common share - basic and diluted	$(0.04)	$(0.07)

Weighted average common shares
outstanding - basic and diluted	19,470,292	19,453,855

Comprehensive Loss:
Net Loss	$(810,902)	$(1,338,630)

Other Comprehensive Loss
Translation adjustments	(4,746)	27,506
Total Comprehensive Loss	$(815,648)	$(1,311,124)
See accompanying notes to the condensed consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

Net loss	$(1,338,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	149,727
Deposit	(52,294)
Accounts payable	89,410
Accrued liabilities	95,118
Net Cash Used in Operating Activities	(1,056,669)

Effect of exchange rate changes on cash	27,419

Net Decrease in Cash	(1,029,250)
Cash at Beginning of Period	1,133,247
Cash at End of Period	$103,997

Noncash Investing and Financing Information:
Shares of common stock issued for subscriptions	$1,383,726

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$36
Cash Paid for Taxes	-

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

Nature of Operations — The Company designs, manufactures and markets the NABUfit virtual training and fitness products and services, a state-of-the-art online fitness portal ("NABUfit" or, the "Product") with the option of connecting existing and future monitoring devices (wearables, etc.) to the portal. The Product incorporates interaction and input through Microsoft(R) Kinect(R) and other technologies and the option for personal data collection, coaching and teaching through mentor services.

Customers obtain access to the Product portal through the purchase of monthly or annual memberships and the downloading of the software or mobile device application.  The Product provides custom designed training plans, diet plans and access to mentors and coaching.

Through Microsoft(R) Kinect(R), the NABUfit technology collects data and measures each exercise relatively to a set standard and past performances.  Based on the data collection and registration in the Kinect(R) module the user will receive immediate feedback, e.g. as a percentage, a graphic or an emoticon depending on how well the exercise has been performed. This provides a unique quality assurance ensuring maximum effect of the training. The quick feedback will also reduce the risk of injuries and streamline time spent on training.  Users can access training data, statistics and results online or through mobile device applications.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC").  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2016, may not be indicative of the results that may be expected for the year ending December 31, 2016.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and the Registration Statement on Form S-1 (No. 333-210325). The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Principles of Consolidation —The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of NABUfit Global, Inc. and its wholly-owned subsidiary NABUfit Global, ApS, ("NABUfit Denmark").  NABUfit Denmark is a Danish company organized June 26, 2015 in Denmark.  Intercompany balances and transactions have been eliminated in consolidation.

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

The Company had no foreign currency transaction gains or losses during the period from June 26, 2015 (date of inception) through June 30, 2016.

Business Condition – The Company's Registration Statement filed on Form S-1 (File No. 333-210325) was declared effective on June 13, 2016, which Registration Statement registered for the offering and sale of up to 5,000,0000 shares of common stock at $1.75 per share.  On July 15, 2016, the Company closed on the sale of 1,504,050 shares of its common stock pursuant to subscription agreements dated on or about June 29, 2016.  The Shares were sold at a price of $0.92 per shares and were offered pursuant to the Registration Statement.  The proceeds from this offering are expected to provide the liquidity necessary for the operations of the Company in the foreseeable future. The ability of the Company to continue as a going concern is dependent on the success of that plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 3—Going Concern).

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of June 30, 2016, the Company had no common stock equivalents outstanding.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,338,630 for the six months ended June 30, 2016 and has an accumulated deficit of $1,711,026 as of June 30, 2016.  The Company also used cash in operating activities of $1,056,669 during the six months ended June 30, 2016.   These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 – SHAREHOLDERS' EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. As of June 30, 2016 and December 31, 2015, we had 20,941,286 and 19,437,236 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

On July 15, 2016, the Company announced the closing of the sale of 1,504,050 shares of its common stock for $1,383,726 or $0.92 per share. The sale of the Shares was registered pursuant to the Registration Statement on Form S-1 (File No. 333-210325) declared effective on June 13, 2016 and was made pursuant to subscription agreements dated on or about June 29, 2016.

NOTE 6 – SHARE-BASED COMPENSATION

On September 30, 2015 NABUfit Global issued 30,000 shares of its common stock to two outside directors: Soren Jonassen and Ole Sigetty for their services through June 30, 2016. The shares issued were valued at $4.00 per share for a total of $240,000, which was the market price of the stock on the issuance date. Share-based compensation of $120,000 was recorded for the six months ended June 30, 2016.

NOTE 7 – SUBSEQUENT EVENT

During July 2016, the Company collected the full balance on the stock subscription receivable of $1,383,726.

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

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934)  to reflect subsequent events or circumstances. All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Executive Summary

To date, the Company's focus has been on the development of its website portal and products.  The Company has had no income generated from operations.

Critical Accounting Policies and Estimates

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2015 and in our Registration Statement on Form S-1 (No. 333-210325).  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

The Company's consolidated operations include the operations of NABUfit Global, Inc. and its wholly owned subsidiary NABUfit Denmark for the three and six months ended June 30, 2016.  There is no comparative prior period as the Company's historical financial statements began with the inception of NABUfit Denmark on June 26, 2015 (effectively July 1, 2015).

During the three months ended June 30, 2016, the Company had a net loss of $810,902, which consisted of operating expenses of $810,889, interest income of $6 and interest expense of $19.

During the six months ended June 30, 2016, the Company had a net loss of $1,338,630, which consisted of operating expenses of $1,338,735, interest income of $141 and interest expense of $36.

Operating expenses consist mainly of employee salaries and benefits, stock based compensation and professional fees.  We expect operating expenses to be at similar levels the rest of the year.

Liquidity and Capital Resources

Since NABUfit Denmark's inception in June 2015, it has incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2016, we had a net loss of $1,338,630. At June 30, 2016, we had an accumulated deficit of $1,711,026.

At June 30, 2016, we had cash of $103,997. To date, we have financed our operations principally through private placements of NABUfit Denmark's common stock. On October 8, 2015, we received net proceeds of approximately USD $1,795,000 (DKK 11.9 million) from the issuance of shares of NABUfit Denmark's common stock.

Effective June 29, 2016, the Company received subscriptions agreements for the purchase of 1,504,050 shares of the Company's common stock for $1,383,726 offered and sold pursuant to the Registration Statement No. 333-210325 declared effective on June 13, 2016.  The subscription receivable was collected during July 2016.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled "Risk Factors" noted in the previously filed 10-K and in the Registration Statement No. 333-210325 on Form S-1.

The following table summarizes our cash flows for the six months ended June 30, 2016:

Cash used in operating actitivites	$(1,056,669)
Effect of exchange rate changes on cash	27,419
Net decrease in cash	$(1,029,250)

The Company filed a Registration Statement on Form S-1 (No. 333-210325) registering the public offering of up to 5,000,0000 additional shares of common stock at an offering price of $1.75 per share.  The proceeds from this offering are expected to provide the liquidity necessary for the foreseeable future.  As of June 30, 2016, the Company had received subscription agreements for the purchase of 1,504,050 shares of its common stock for $1,383,726.

Number of Employees

As of June 30, 2016, the Company had 14 full-time employees. We expect the number of employees to rise to more than 25 in 2016.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations that could negatively impact our results of operations and financial condition.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at June 30, 2016 and December 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act."))  and based upon this evaluation, and the engagement of a qualified outside third party to monitor our disclosure controls and procedures, concluded that as of June 30, 2016, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of June 30, 2016.

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

NABUFIT GLOBAL, INC.

Date:	August 5, 2016	By:	/s/ Robert K Bench
Robert K Bench, President