Form 10-Q
period 2016-09-30
NABUfit Global, Inc.
filed 2016-11-21
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

As of November 14, 2016, the registrant had 22,301,947 shares of common stock, par value $0.0001, issued and outstanding.

NABUFIT GLOBAL, INC. AND SUBSIDIARY
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30 2016 and 2015, for the Nine Months Ended September 30, 2016 and for the period from inception (June 26, 2015) through September 30, 2015 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and for the period from inception (June 26, 2015) through September 30, 2015 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Qualitative and Quantitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities	15

Item 3. Defaults upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

Signatures	17

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$413,072	$1,133,247
Prepaid expenses and other current assets	1,459,386	172,939
Stock subscription receivable	279,371	-
Deposits	15,441	7,646
Total current assets	2,167,170	1,313,832

Prepaid expense, long term	1,746,412	-

Total Assets	$3,913,682	$1,313,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$147,021	$19,082
Accrued liabilities	2,407,608	33,706
Total current liabilities	2,554,629	52,788

Total Liabilities	$2,554,629	$52,788

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
22,301,988 and 19,437,236 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	2,230	1,944
Additional paid-in capital	4,307,160	1,671,874
Common stock subscribed	(235,200)	-
Accumulated deficit	(2,714,409)	(372,396)
Accumulated other comprehensive loss	(728)	(40,378)
Total stockholders' equity	1,359,053	1,261,044

Total Liabilities and Stockholders' Equity	$3,913,682	$1,313,832

See accompanying notes to the condensed consolidated financial statements

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
				For the Period
				from Inception
			For the Nine	(June 26, 2015)
	For the Three Months Ended		Months Ended	through
	September 30,		September 30,	September 30,
	2016	2015	2016	2015
Operating Expenses:
Selling, general and administrative	$899,674	$108,742	$2,238,409	$108,742
Marketing	103,583	-	103,583	-
Total Operating Expenses	1,003,257	108,742	2,341,992	108,742

Loss from Operations	(1,003,257)	(108,742)	(2,341,992)	(108,742)
Interest income	(0)	-	141	-
Interest expense	(126)	(471)	(162)	(471)

Net Loss	$(1,003,383)	$(109,213)	$(2,342,013)	$(109,213)

Net loss per common share - basic and diluted	$(0.05)	$(2.18)	$(0.12)	$(2.18)

Weighted average common shares
outstanding - basic and diluted	21,208,647	50,000	19,956,245	50,000

Comprehensive Loss:
Net Loss	$(1,003,383)	$(109,213)	$(2,342,013)	$(109,213)

Other Comprehensive Income
Translation adjustments	12,144	(1,172)	39,650	(1,172)
Total Comprehensive Loss	$(991,239)	$(110,385)	$(2,302,363)	$(110,385)

See accompanying notes to the condensed consolidated financial statements

NABUFIT GLOBAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Period
		from Inception
	For the Nine	(June 26, 2015)
	Months Ended	through
	September 30,	September 30,
	2016	2015

Net loss	$(2,342,013)	$(109,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	613,675	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,955,557)	(10,455)
Deposit	(7,571)	(6,908)
Accounts payable	127,499	13,883
Accrued liabilities	2,372,974	16,446
Other payables	-	-
Net Cash Used in Operating Activities	(2,190,993)	(96,247)

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	1,433,726	7,455
Net proceeds from line of credit	-	88,792
Net Cash Provided by Financing Activities	1,433,726	96,247
Effect of exchange rate changes on cash	37,092	-

Net Decrease in Cash	(720,175)	-
Cash at Beginning of Period	1,133,247	-
Cash at End of Period	$413,072	$-

Noncash Investing and Financing Information:
Shares of common stock issued for subscriptions	$514,571	$-
Stock issued for prepaid expenses	73,600	-

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$162	$-
Cash Paid for Taxes	-	-

See accompanying notes to the condensed consolidated financial statements

NABUFIT GLOBAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation — The accompanying condensed consolidated financial statements for NABUFIT Global, Inc. ("NABUFIT Global") and its wholly-owned subsidiary NABUFIT Global ApS ("NABUFIT Denmark") (collectively "NABUFIT," "we", or "the Company") are presented in conformity with accounting principles generally accepted in the United States of America.

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

Membership of the portal is divided into two levels – a basic membership and a VIP membership.  The VIP membership was not available as of September 30, 2016 but is expected to be an option starting December 2016.  The difference between the levels of membership will be primarily based upon the access to features and to mentors.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC").  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2016, may not be indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company had no foreign currency transaction gains or losses during the period from June 26, 2015 (date of inception) through September 30, 2016.

Business Condition – The Company's Registration Statement filed on Form S-1 (File No. 333-210325) was declared effective on June 13, 2016, which Registration Statement registered for the offering and sale of up to 5,000,0000 shares of common stock at $1.75 per share.  On July 15, 2016, the Company closed on the sale of 1,504,050 shares of its common stock pursuant to subscription agreements dated on or about June 29, 2016.  The Shares were sold at a price of $0.92 per share and were offered pursuant to the Registration Statement.  During the three months ended September 30, 2016, the Company issued an additional 613,664 shares of its common stock at $0.92 per share for $564,571 in cash ($235,200 has yet to be received) and 747,038 shares of its common stock at $0.92 per share for $687,275 in services.  The proceeds from this offering are expected to provide the liquidity necessary for the operations of the Company in the foreseeable future. The ability of the Company to continue as a going concern is dependent on the success of that plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (see Note 3—Going Concern).

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of September 30, 2016, the Company had no common stock equivalents outstanding.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,342,013 for the nine months ended September 30, 2016 and has an accumulated deficit of $2,714,409 as of September 30, 2016.  The Company also used cash in operating activities of $2,190,993 during the nine months ended September 30, 2016.   These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – MARKETING AGREEMENTS

The Company signs marketing agreements with professional trainers and athletes to help promote the Company's products and services.  During the quarter ended September 30, 2016, the Company entered into a three-year marketing agreement with Neymar Jr, a professional soccer player out of Brazil.  Under the marketing agreement, the Company is required to pay 2,500,000 EUR in semiannual payments of 500,000 EUR (approximately $536,000) plus 2% royalty payments.  The Company also agreed to issue 418,825 shares to Neymar Jr. during the contract period.  The Company recorded the full amount of the agreement, including the issuance of shares, during the quarter ended September 30, 2016.  As of September 30, 2016, the Company amortized $103,583 and had a remaining prepaid of approximately $3,100,000.

NOTE 5 – LEASES

On December 1, 2015, the Company signed a new lease on their office in Fredericia Denmark, which replaced the prior lease and allowed the Company to move to larger office space (159 square meters) within the same building.  The new rent is DKK 13,184 per month ($1,975) and the security deposit increased to DKK 80,685 ($12,135).  The lease can be terminated with a six month notice, but not before December 1, 2017.  Rent will increase annually on January 1 based on the consumer price index, with a minimum increase of 2% per year.

Effective March 1, 2016, the Company signed Appendix 1 to the Fredericia lease agreement moving the office to a 190 square meter office located on the first floor of the building.  The rent and security deposit were not changed by the Appendix.  Once the Company utilizes the additional 31 square meters, the rent will increase proportionately.

NOTE 6 – SHAREHOLDERS' EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. As of September 30, 2016 and December 31, 2015, we had 22,301,988 and 19,437,236 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

On July 15, 2016, the Company announced the closing of the sale of 1,504,050 shares of its common stock for $1,383,726 or $0.92 per share. The sale of the Shares was registered pursuant to the Registration Statement on Form S-1 (File No. 333-210325) declared effective on June 13, 2016 and was made pursuant to subscription agreements dated on or about June 29, 2016.

During the three months ended September 30, 2016, the Company issued an additional 613,664 shares of its common stock at $0.92 per share for $564,571 in cash ($235,200 has yet to be received) and 747,038 shares of its common stock at $0.92 per share for $687,275 in services. As of September 30, 2016, $279,371 was classified on the balance sheet as subscriptions receivable and $235,200 was classified as common stock subscribed.

NOTE 7 – SHARE-BASED COMPENSATION

On September 30, 2015, NABUFIT Global issued 30,000 shares of its common stock to two outside directors: Soren Jonassen and Ole Sigetty for their services through June 30, 2016. The shares issued were valued at $4.00 per share for a total of $240,000, which was the market price of the stock on the issuance date. Share-based compensation of $120,000 was recognized for the nine-months ended September 30, 2016 pursuant to this agreement.

On July 1, 2016, the Company entered into a management agreement with Brian Mertz.  Pursuant to the agreement, the Company agreed to issue 250,002 shares of common stock as partial compensation for the six-month period ending December 31, 2016.  The Company issued 125,001 shares and recognized share-based compensation of $115,001 for the quarter ended September 30, 2016.

On August 24, 2016, the Board of Directors approved share-based compensation for the twelve month period ending June 30, 2017 for the directors, chairman and secretary and also approved payments for services to Soren Jonassen and Ole Sigetty.  For the twelve month period, the directors receive 21,739 shares ($20,000), the chairman receives 32,608 shares ($30,000), and the secretary receives 8,152 shares ($7,500).  In addition, the Board approved payments for services to Soren Jonassen and Ole Signetty for the twelve month period ending June 30, 2017 of 31,000 shares ($28,520) and 64,130 shares ($59,000), respectively.  These shares have not been issued as of the date of this report, but the Company has accrued the portion of the expense that has been earned.  For the most recent quarter, the total share-based compensation recognized pursuant to these agreements was $51,255.
Total share-based compensation of $286,256 was recorded for the nine months ended September 30, 2016.

NOTE 8 – SUBSEQUENT EVENTS

During October 2016, the Company collected the $279,371 stock subscription receivable for shares which were issued on September 13 and 22, 2016.

During November 2016, the Company formed a new Danish subsidiary, NABUFIT Global, Inc., to hold all intellectual property rights for the NABUFIT companies.  The Company was capitalized with 50,000 DKK (approximately $7,500) and has no activity to date.

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

Results of Operations

The Company's consolidated operations include the operations of NABUFIT Global, Inc. and its wholly owned subsidiary NABUFIT Denmark for the three and nine months ended September 30, 2016 and the period from June 26, 2015 (effectively July 1, 2015) through September 30, 2015.  The Company's historical financial statements began with the inception of NABUFIT Denmark on June 26, 2015 (effectively July 1, 2015).

During the three months ended September 30, 2016, the Company had a net loss of $1,003,383 compared to a net loss of $109,213 for the three months ended September 30, 2015.  The increase was mainly due to expenses related to the engagement of brand ambassadors, trainers and the talent acquisition of sports stars of $103,583 and increased selling, general and administrative expenses related to the increase in the number of employees and general ramp up of the business.  The 2015 period was the first three months after the formation of the Company so operations were minimal.

During the nine months ended September 30, 2016, the Company had a net loss of $2,342,013 compared to a net loss of $109,213 for the period from inception (June 26, 2015) through September 30, 2015.  The increase was mainly due to expenses related to the engagement of brand ambassadors, professional trainers and sports stars of $103,583 and increased selling, general and administrative expenses related to the increase in the number of employees and general ramp up of the business.  The 2015 period was only three months and the first three months after the formation of the Company so operations were minimal.

Operating expenses consist mainly of employee salaries and benefits, consulting fees related to the development of the app and website, costs related to the acquisition of brand ambassadors, professional trainers and sports stars, stock based compensation and professional fees.  We expect operating expenses to be at similar levels the rest of the year.

Liquidity and Capital Resources

Since NABUFIT Denmark's inception in June 2015, it has incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2016, we had a net loss of $2,342,013. At September 30, 2016, we had an accumulated deficit of $2,714,409.

At September 30, 2016, we had cash of $413,072. To date, we have financed our operations principally through private placements of NABUFIT Denmark's common stock and the sale of the Company's common stock. On October 8, 2015, we received net proceeds of approximately USD $1,795,000 (DKK 11.9 million) from the issuance of shares of NABUFIT Denmark's common stock.

Effective June 29, 2016, the Company received subscriptions agreements for the purchase of 1,504,050 shares of the Company's common stock for $1,383,726 offered and sold pursuant to the Registration Statement No. 333-210325 declared effective on June 13, 2016.  The subscription receivable was collected during July 2016.

During the three months ended September 30, 2016, the Company sold an additional 613,664 shares of its common stock at $0.92 per share for $564,571 in cash ($235,200 has yet to be received) offered and sold pursuant to the Registration Statement no. 333-210325 declared effective on June 13, 2016.  The Company also issued 747,038 shares of its common stock at $0.92 per share for $687,275 in services pursuant to the Registration Statement. As of September 30, 2016, $279,371 was classified on the balance sheet as subscriptions receivable and $235,200 was classified as common stock subscribed.

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

The following table summarizes our cash flows for the nine months ended September 30, 2016:

Cash used in operating activities	$(2,190,993)
Cash provided by financing activities	1,433,726
Effect of exchange rate changes on cash	37,092
Net decrease in cash	$(720,175)

The Company filed a Registration Statement on Form S-1 (No. 333-210325) registering the public offering of up to 5,000,0000 additional shares of common stock at an offering price of $0.92 per share.  The proceeds from this offering are expected to provide the liquidity necessary for the foreseeable future.

Number of Employees

As of September 30, 2016, the Company had 15 employees.

Disclosure of Contractual Obligations

On September 1, 2016 the Company entered into an agreement with NR Sports/LX Sports Marketing relating to certain brand promotion and other services.  This agreement obligates the Company to provide payments of 2,500,000 EUR paid in 500,000 EUR increments every six months, additional guaranteed payments of up to 500,000 EUR, 2% of subscriptions, 2% of turnover and 50% of workouts purchased.  This contractual obligation could have a negative effect on the ability of the Company to achieve profitability and continue as a going concern.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2016 and December 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act."))  and based upon this evaluation, and the engagement of a qualified outside third party to monitor our disclosure controls and procedures, concluded that as of September 30, 2016, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had no legal proceedings as of September 30, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 758,664 registered shares during the period ended September 30, 2016 pursuant to the Registration Statement No. 333-210325 declared effective on June 13, 2016.  The proceeds from such sales were used as stated in the Registration Statement.

The Company did not undertake any unregistered sale of securities, however, the Company did issue 602,038 shares of unregistered common stock to certain employees, directors and service providers in exchange for services.  No cash proceeds were received in connection with such offerings.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

EXHIBIT NO	DESCRIPTION AND METHOD OF FILING

10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 31.1 31.2 32.1 32.2
Private Placement and Advisory Agreement dated August 19, 2016 between the NABUFIT Global, Inc. and Arrowhead Capital Advisors.

Consulting Service Agreement dated August 19, 2016 between the NABUFIT Global, Inc. and Jax Capital Growth, LLC.

Services Agreement dated August 23, 2016 between NABUFIT Global, Inc. and ProActive Capital Resources Group LLC dba PCG Advisory Group.

License Agreement for Use of Image, Name and Other Agreement effective September 1, 2016 between NABUFIT Global ApS, NR Sports NEYMAR SPORTS MARKETING S/S LTDA and LX Sports Marketing LTDA.

Operation Agreement dated August 22, 2016 between NABUFIT Global ApS and LX Sports Marketing LTDA.

Time-Specific Commercial Director Contract dated August 7, 2016 between NABUFIT Global ApS and Peter Holvad.

CEO Contract dated August 8, 2016 between NABUFIT Global, Inc. and Brian Mertz.

Development Agreement dated February 24, 2016 between NABUFIT Global ApS and iDeal Development ApS.

Common Stock Subscription Agreement dated August 18, 2016 between NABUFIT Global ApS and JAX Capital Growth, LLC.

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

NABUFIT GLOBAL, INC.

Date:	November 21, 2016	By:	/s/ Robert K Bench
Robert K Bench, President