Form 10-K
period 2016-12-31
NABUfit Global, Inc.
filed 2017-04-06
CIK 726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes ☑ No

The aggregate number of shares held by non-affiliates of the registrant at June 30, 2016 was 9,068,796.  The market value of the common stock held by non-affiliates was $15,870,393, based on the closing bid price of $1.75 for the shares of common stock reported on the OTC Markets (“OTCQB”) on June 30, 2016.  Shares held by each officer, each director and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates.

As of April 5, 2017, the registrant had 25,630,120 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

NABUFIT Global, Inc.

Unless otherwise indicated by the context, references herein to the “Company”, “NABUFIT”, “we”, “our” or “us” means NABUFIT Global, Inc., a Delaware corporation, and its corporate subsidiary and predecessors.

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

Item 1.   Business

Company History

NABUFIT Global, Inc. (“NABUFIT Global” or the “Company”, formerly CryptoSign, Inc., StrategaBiz, Inc., Agricon Global Corporation and Bayhill Capital Corporation), a Delaware Corporation was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.  On November 30, 2015, the Company consummated a transaction evidenced by an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") dated October 8, 2015, by and among the Company, NABUFIT Global ApS, a Danish company (“NABUFIT Denmark”) and Mads H. Frederiksen and Ulrik Møll  (“Shareholder Representatives”), as the representatives of the shareholders holding one hundred percent (100%) of the issued and outstanding capital stock of NABUFIT Denmark (collectively, the “NABUFIT Shareholders” and each a “NABUFIT Shareholder”), pursuant to which the Company acquired from the NABUFIT Shareholders all of the issued and outstanding equity interests of NABUFIT Denmark in exchange for 15,500,000 shares of the Company (the “Share Exchange”).  As a result of the Share Exchange, the NABUFIT Shareholders, as the former shareholders of NABUFIT Denmark, became the controlling shareholders of the Company and NABUFIT Denmark became a subsidiary of the Company. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein NABUFIT Denmark was considered the acquirer for accounting and financial reporting purposes.  The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger.

As a result of the Share Exchange, we discontinued our pre-exchange business, acquired the business of NABUFIT Denmark, changed our year end to December 31 and continued the existing business operations of NABUFIT Denmark as a publicly traded company.

The Company designs, manufactures and markets the NABUFIT virtual training and fitness products and services, a state-of-the-art online fitness portal (“NABUFIT” or, the “Product”) with the option of connecting existing and future monitoring devices (wearables, etc.) to the Product. The Product incorporates interaction and input through Microsoft® Kinect® and other technologies and the option for personal data collection, coaching and teaching through mentor services.

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

Membership of the portal is divided into two levels – a basic membership and a VIP membership.  The difference between the levels of membership is primarily based upon the access to features and to mentors.  The basic membership is available at no cost to download while the VIP membership has a monthly fee.

The Product incorporates and features custom workout and fitness plans designed by professional athletes, trainers and sports stars.  In addition, other trainers and participants throughout the world can share plans and results.  The Company has entered into contracts with several world-wide sports and training such as Neymar Junior, Mo Farah, Michael Maze and Peter Shmeichel.

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

Employees

As of December 31, 2016, we had 14 full-time employees. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Item 1A. Risk Factors

Not required for smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

The Company does not own any properties, but currently leases office space at one location in Denmark for approximately $1,900 per month, with annual increases of a minimum of 2% based on the changes in the consumer price index.  The term of the lease is four years; however, the Company can terminate the lease with six months’ notice but not before December 1, 2017.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares are currently traded on the OTC Markets (“OTCQB”) under the symbol “NBFT”.  The following table presents the high and low bid prices for the years ended December 31, 2016 and 2015.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Year ended December 31, 2016	High	Low

Fourth quarter	$1.20	$0.40
Third quarter	$2.75	$1.05
Second quarter	$2.20	$1.75
First quarter	$3.00	$1.20

Year ended December 31, 2015	High	Low

Fourth quarter	$4.00	$2.50
Third quarter	$4.75	$2.50
Second quarter	$4.75	$3.50
First quarter	$7.00	$1.75

Holders

As of December 31, 2016 we had approximately 387 shareholders of record holding 25,630,120 shares of our common stock.  As of December 31, 2015 we had approximately 330 shareholders of record holding 19,437,236 shares of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

In connection with consummation of the Share Exchange, the Company terminated the 2008 Stock Incentive Plan (“2008 Plan”) put in place by the Company prior to the Share Exchange and plans to adopt a new Stock Incentive Plan in the near future.    As of December 31, 2016, the Company did not have any outstanding options or other awards.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Sale of Registered Securities on Form S-1

In June 2016, the Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1 for the registration of 5,000,000 shares of its common stock to be sold at a price of $0.92 per share.

In July 2016, the Company sold a total of 1,504,050 shares of its common stock pursuant to the Registration Statement.

In September 2016, the Company issued 100,000 shares of registered common stock to We Partners LLC of which 54,348 shares were for cash and 45,652 shares were for services.

In August and September 2016, the Company issued a total of 330,000 shares of registered common stock to JAX Capital Growth for services.

In December 2016, the Company issued 72,235 shares of registered common stock to certain service providers in exchange for services.  No cash proceeds were received in connection with such issuances. These shares were recorded for book purposes at $0.73 per share, which represented the market price of the Company’s stock at the time of issuance.

In December 2016, the Company issued 150,000 shares of registered common stock to JAX Capital Growth for services.  These shares were recorded for book purposes at $0.55 per share, which represented the market price of the Company’s stock at the time of issuance.

Except as specifically stated above, all shares sold or issued under the Registration Statement were booked at $0.92 per share.  The proceeds from such sales were used as stated in the Registration Statement.

Recent Issuances of Unregistered Securities

The Company relied on the statutory exemption from registration found in the provisions of Regulation S for offerings and issuances to non-U.S. persons.  The Company made no state or SEC filings for such offerings and issuances.

In September 2016, the Company issued 25,000 unrestricted shares of common stock to Pro Active Capital PCG in exchange for services.

In July 2016, the Board approved the issuance of 418,825 shares to NR Sports (Neymar).

In July 2016, the Board approved the issuance of 111,424 shares to the Directors.

In December 2016, the Company issued 60,000 shares of unregistered common stock to certain employees, directors and service providers in exchange for services.  No cash proceeds were received in connection with such offerings.

In December 2016, the Company sold 2,852,725 shares of its common stock for $1,426,346 pursuant to one or more private placements.  The Shares were sold at a price of $0.50 per share. The Shares were offered only to non-U.S. persons outside the United States under an exemption from registration under Regulation S of the Securities Act.  The Shares have not been registered and are subject to certain restrictions on transfer.

Issuance of Equity Securities by the Issuer and Affiliated Purchasers

As part of the securities offered by the Company pursuant to the Registration Statement No. 333-210325, Brian Palm Svaneeng Mertz, the Company’s Chief Executive Officer, received 250,002 shares of registered common stock.   In addition, Mr. Mertz purchased 71,531 shares in the private placement dated December 21, 2016.

Item 6. Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Implications of being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last completed fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies. These reduced reporting requirements that are available to us include:

• an exemption from compliance with the auditor attestation requirement on the effectiveness of our internal control over financial reporting;

• an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

• reduced disclosure about our executive compensation arrangements; and

• an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or a stockholder approval of any golden parachute arrangements.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not choosing to “opt out” of this provision. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” until the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration under the Securities Act, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the years ended December 31, 2016 and 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Summary

The following discussion highlights the results of operations for NABUFIT Global, Inc. and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s audited financial statements contained in this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

The Company’s consolidated operations include the operations of NABUFIT Global, Inc. and its wholly owned subsidiaries for the year ended December 31, 2016 and from June 26, 2015 (date of inception) through December 31, 2016. The Company’s historical financial statements began with the inception of NABUFIT Denmark on June 26, 2015.

During the year ended December 31, 2016, the Company had a net loss of $4,038,605, which consisted of operating expenses of $4,038,582 and net interest expense of $23.  During the period from June 26, 2015 (date of inception) through December 31, 2015, the Company had a net loss of $372,396, which consisted of operating expenses of $371,746 and interest expense of $650.

Operating expenses consisted of the following:

		For the Period
		from Inception
	For the Year	(June 26, 2015)
	Ended	through
	December 31,	December 31,
	2016	2015

Selling, general and administrative	$1,147,451	$121,568
Salaries	1,382,006	129,162
Share-based compensation	353,420	20,000
Professional fees	224,966	68,468
Travel and entertainment	60,492	26,670
Investor relations	496,881	-
Marketing	373,366	5,878
Total Operating Expenses	$4,038,582	$371,746

General and administrative expenses consist mainly of employee benefits, IT and computer costs not capitalized, lease expense and consulting fees.

Liquidity and Capital Resources

Since NABUFIT Denmark’s inception in June 2015, it has incurred significant net losses and negative cash flows from operations. For the year ended December 31, 2016 and for the period from June 26, 2015 (date of inception) through December 31, 2015, we had net losses of $4,038,605 and $372,396, respectively. At December 31, 2016, we had an accumulated deficit of $4,411,001.

At December 31, 2016, we had cash of $1,402,626. We have financed our operations principally through private placements of common stock. During 2016, we received net proceeds of $3,139,445 from the issuance of shares of NABUFIT Global, Inc.’s common stock.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.”

The following table summarizes our cash flows for the year ended December 31, 2016 and the period from June 26, 2015 (date of inception) through December 31, 2015:

		For the Period
		from Inception
	For the Year	(June 26, 2015)
	Ended	through
	December 31,	December 31,
	2016	2015

Cash used in operating activities	$(2,876,044)	$(378,508)
Cash provided by investing activities	-	126,843
Cash provided by financing activities	3,139,445	1,398,133
Effect of exchange rate changes on cash	5,978	(13,221)
Net Increase in Cash	$269,379	$1,133,247

These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.  The Company has no off-balance sheet financing arrangements as of December 31, 2016.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) concluded that as of December 31, 2016, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the Company’s principal executive officer and its principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

During 2016, management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As part of this assessment, management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. Based on this assessment, management has determined that internal controls were not effective.  The Company has engaged a third-party service provider with the necessary financial expertise to provide additional oversight of financial reporting. In addition, the board of directors, as part of their review of the quarterly and annual financial statements, has complete access to the detailed financial information of the Company for further review and verification of all financial transactions during the reporting periods. Management believes these changes and detailed review by the board of directors enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year and quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Subsequent issuances

The Company had no stock issuances subsequent to December 31, 2016.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our board of directors is responsible for the overall management of the Company and appoints the executive officers who are responsible for administering our day-to-day operations.  Our executive officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.  The following table identifies our directors and officers as of December 31, 2016.

Name	Age	Positions(s)
Executive Officers
Brian Mertz	48	Chief Executive Officer
Mads H. Frederiksen	42	Chief Marketing Officer, Chairman(1)
Robert Bench	67	Chief Financial Officer
Ole Sigetty(2)	57	Secretary, Director
Non-Employee Directors
Morten Albaek (3)	41	Director
Allen Vestergard(4)	56	Director, Chairman
Kristoffer Ewald(4)	44	Director
Anette Norgaard(4)	50	Director
Jorgen Buhl Rasmussen(3)(4)	61	Director

(1) Will serve as Chairman until April 5, 2017 (2) Member of audit committee. (3) Member of compensation committee. (4) Elected on March 14, 2017, effective as of April 5, 2017

Executive Officers

Brian Mertz, Chief Executive Officer - Mr. Mertz has over fifteen years of experience working with start-up enterprises where he has served on management teams, boards of directors and in executive level management positions.  Mr. Mertz has special qualifications within international negotiations, merger & acquisitions, public offerings, sales, business development and business-to-business marketing. Mr. Mertz served as Chief Operations Officer of the Nasdaq listed IT-security company EuroTrust in the period of 2001 to 2004, where he worked with the company’s largest shareholder, VeriSign (now Symantec).  Mr. Mertz was the co-founder and Chief Executive Officer of Guava A/S, a Danish online marketing company listed on the Danish Stock Exchange from the period 2004 to 2009 and Chief Executive Officer of the Norwegian listed entertainment company NIO Inc. during the period 2012 to 2014. Mr Mertz is educated with a BA in Organization and Marketing from Niels Brock Business College in Copenhagen, Denmark.

Mads Frederiksen, Director, Chairman and Chief Marketing Officer- Mr. Frederiksen was appointed to the Board of Directors and as the Chief Marketing Officer on November 30, 2015.  Mr. Frederiksen currently serves as the Chief Executive Officer and co-owner of F. Reklame, a sports agency, which for more than 40 years has specialized in sports marketing. Clients of F. Reklame include, among others, Peter Schmeichel, Kasper Schmeichel, Michael Laudrup, Brian Laudrup, Michael Maze, Thorbjorn Olesen and Morten Olsen. Mr. Fredericksen deals with sponsorships, TV contracts, events, media handling, etc.

Robert Bench, Chief Financial Officer- Mr. Bench has served as our Chief Financial Officer since October 2008, and served as the Company’s President from 2008 until 2015.   Mr. Bench also served as a member of our board of directors from December 2007 through November 2014.  Mr. Bench was a founder and since April 1999 has been a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”). From January 2005 until April 2007, he also served as the Chief Financial Officer of Innuity, Inc. (INNU), software as a service company that delivers applications for small business. From November 2000 until August 2004, he also served as Chief Financial Officer of The SCO Group (SCOX), a developer and marketer of software applications and operating systems. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

Morten Krarup, Chief Business Development Officer- Mr. Krarup was appointed as a Director and Chief Business Development Officer on November 30, 2015.  Since 2014, Mr. Krarup has served as a Completion and Well Intervention Engineer at Weatherford Denmark.  Prior to this position, Mr. Krarup worked as a Senior Wireline and Logging Supervisor for Archer Denmark from September 2005 until February 2014.Mr. Krarup is also engaged in Business Development and Project Management in the oil industry in Denmark and Netherlands. Mr. Krarup has been key to the creation of NABUFIT.

Non-Employee Directors

Morten Albk, Director- Mr. Albæk was appointed as a Director on November 30, 2015.  Mr. Albæk currently serves as the Chief Executive Officer and Co-founder of the investment company Voluntas A/S.  Prior to this position, Mr. Albæk served as the CMO & Group Senior Vice President, Vestas Wind Systems A/S from 2009 through July 2015. Mr. Albæk currently serves as a board member for various other companies, including, Valuntas Advisory ApS (Chairman) Brøndbyernes I.F. Fodbold A/S (member), Vertic A/S (member) and Voluntas Danmark A/S (member).

Additional Directors

On March 15, 2017, the Company filed a Schedule 14C Definitive Information Statement relating to the election of Directors Allen J. Vestergard, Anette Nogaard, Kristoffer Ewald and Jorgen Bulh Rasmussen to our Board of Directors for a term of one year.  The new directors were elected pursuant to an action by written consent in lieu of a meeting dated March 14, 2017 executed by stockholders of the Company holding a majority of the issued and outstanding shares of the Company’s common stock and is effective as of April 5, 2017.  The election of the directors follows the resignation of Soren Jonassen and Morten Krarup

Dr. Allan J. Vestergaard, Chairman.  – Dr. Allan J. Vestergaard has more than twenty years of experience as a CEO and chairman/board member of various high-tech, predominately private equity backed, global companies. During the most recent eight years, Dr. Vestergaard has worked as a global consultant for various clients with assignments covering strategic focusing, senior management alignment, complex forensic matters, and mergers & acquisitions; with a particular focus on Asia (China) and North America.  Dr. Vestergaard holds a Ph.D. in Organizational Theory from the University of Aarhus, Denmark.

Kristoffer Ewald, Director. Mr. Ewald has a background in economics, entrepreneurship and machine learning and has spent his career in the disruptive landscape of digital strategies, data science and marketing. During the last nine years he has served various roles with Netbooster Group SA, Paris, France, including his current position of Group Chief Innovation Officer.   During the period 2004 to 2008 he co-founded a number of startups. From 2001 to 2003 he served in several professional roles including Chief Analyst for NxT at Copenhagen Institute for Futures Studies from 2001 to 2003.  Mr. Ewald studied Economics at Copenhagen University from 1991 to 1999, and received diplomas in machine learning and business intelligence also during this period. He also holds a certificate as Google Enterprise Professional 2006 and received a 100% score in the GAIQ certification from Google.

Anette Nørgaard, Director.  Ms. Norgaard has a background in business development, marketing and communications. Ms. Norgaard also has many years of experience in the IT industry, with roles at Microsoft and Oracle.  She began her career developing and converting applications on mainframes. During the most recent six years she has served as the Marketing Manager for Emerging Audience (AEM for startups & Students) for Microsoft Denmark.  Prior to that time she served as the Co-founder and Director of Business Development for Miracle from 2000 to 2009.  She also worked for her own companies Capernow Projects and Company42.  Before the above roles. Ms Norgaard served as Senior Consultant at Oracle from 1998-2000 (until department was closed). From 1992-1998 as IT specialist at GlaxoWelcome and from 1987-1992 as IT specialist/developer at Nefo.

Jørgen Buhl Rasmussen, Director.  Mr. Rasmussen has had an international career, with nearly 40 years of rich and varied experience in the field of marketing and general management. Mr. Rasmussen is currently serving as the Chairman of Novozymes A/S, a Danish company specializing in enzyme industry and the Chairman of Uhrenholt A/S, an international dairy. In addition Mr. Rasmussen is also engaged in various early stage companies. From 2007 to 2015, Mr. Rassmussen served as the Chief Executive Officer and President of Carlsberg Breweries. Prior to that time, he was the European Regional President in the Gillette Group.  Prior to that he held positions with Duracell, including head of Northern Europe. Mr. Rasmussen received a Bachelor degree from Copenhagen Business University in 1977.

Director Independence

Our board of directors currently consists of three members.  After April 5, our board of directors will consist of seven members, five of which will be considered independent. We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” Nevertheless, our board of directors has determined that all of our directors qualify as “independent” directors in accordance with listing requirements.  In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Corporate Governance

Board Committees

Our Board of Directors has a standing Audit Committee and Compensation Committee. To date, our Board of Directors has not established a Nominating or Governance Committee, in part because our Board of Directors believes that, at this stage of our development, all of our directors should be actively involved in the matters, which would be addressed by such committees. We may, in the future, establish a Nominating or Governance Committee. We believe each of the directors serving on our Audit Committee is an independent director pursuant to NASD Rule 4200(a) (15).

Audit Committee. Ole Sigetty and Jorn Jensen serve as members of the Audit Committee, with Mr. Sigetty serving as Chairman. Our Board of Directors has determined that Mr. Sigetty satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of any internal audit function that we may adopt and oversee our independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.nabufitglobal.com. Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole.

Compensation Committee. Jorgen Buhl and Morten Albæk serve as members of the Compensation Committee of our Board of Directors, with Mr. Buhl serving as Chairman. The functions of our Compensation Committee are primarily to: (a) to oversee the responsibilities of the Board relating to compensation, and (b) to ensure that our compensation plans, programs and values transferred through cash pay, stock and stock-based awards, whether immediate, deferred, or contingent are fair and appropriate to attract, retain and motivate management and are reasonable in view of company economics and of the relevant practices of other, similar companies. Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on the Company’s website, www.nabufitglobal.com.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the year ended December 31, 2016 and the period from inception (June 26, 2015) through December 31, 2015.  No other executive officers received total annual compensation in excess of $100,000.

Person	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- equity Incentive Comp ($)	All Other Comp. ($)	Total ($)
Morten Krarup (1)	2015	$ 10,960						$ 10,960
	2016	$ 123,700						$123,700
Ulrik Moll (2)	2015	$ 46,716						$ 46,716
	2016	$ 117,735						$ 117,735
Robert K. Bench (3)	2015	$ 80,000						$ 80,000
	2016	$ 90,500						$ 90,500
Brian Mertz (4)	2016	$ 40,500		$230,002				$ 270,502

(1) Mr. Krarup was appointed as the Company’s Chief Business Development Officer on July 1, 2015

(2) Mr. Moll served as the Company’s Chief Executive Officer from June 26, 2015 to July 6, 2016.

(3) Mr. Bench has served as the Company’s Chief Financial Officer since November 30, 2008.

(4) Mr. Mertz has served as the Company’s Chief Executive Officer since July 6, 2016.

Outstanding Equity Awards at December 31, 2016

In August 2016, the Board of Directors approved stock payments for services to then Directors Soren Jonassen (31,000 shares) and Ole Sigetty (64,130 shares) for professional services from July 1, 2016 to June 30, 2017.  The shares will be issued during 2017, prior to the end of the contract period.  These shares were originally recorded at the market price of $0.92 per share for a total of $87,520.  In the quarter ended December 31, 2016, the valuation was reduced to $0.73 per share based on the public market trading price of the Company’s stock.  There were no outstanding equity awards held by any of the executive officers at December 31, 2016.

Employment Agreements

The Company entered into a six-month employment agreement with Brian Mertz, effective July 1, 2016 to December 31, 2016.  The agreement calls for the issuance of 41,667 shares of common stock per month (250,002 total), which were issued and fully expensed during 2016.

During November 2016, the Board of Directors approved stock payments of 6,000 shares of common stock to each of ten employees.  The shares were issued December 14, 2016.

During August 2016, the Company entered into an agreement with Peter Holvad, effective September 1, 2016 to February 17, 2017.  The agreement called for the issuance of 15,000 shares of common stock.  The shares were issued December 14, 2016, and the stock compensation is being recognized ratably over the contract period.

During November 2016, the Board of Directors approved a stock payment of 10,679 shares of common stock to Helle Wittrup based on a consulting agreement.

As of December 31, 2016 and 2015, there were no outstanding options of the Company.

Compensation of Directors

Director Compensation Table

The following table sets forth information for the years ended December 31, 2015 and December 31, 2016, regarding the compensation awarded to, earned by or paid to NABUFIT Denmark’s non-employee directors.  Compensation for those directors that also are part of the Company’s management team is set forth in the section entitled “Executive Compensation” below.

Name	Year	Fees Earned or Paid in Cash($)	Option Awards ($)(1)	Stock Awards ($)	Total($)
Mads H. Frederiksen	2016	$ -	$ -	$15,000	$15,000
	2015	-	-	-	-
Soren Jonassen	2016	-	-	10,000	10,000
	2015	-	-	120,000	120,000
Ole Sigetty	2016	-	-	10,000	10,000
	2015	-	-	120,000	120,000
Morten Krarup	2016	-	-	10,000	10,000
	2015	-	-	-	-
Morton Albaek	2016	-	-	10,000	10,000
	2015	-	-	-	-
Brian Mertz	2016	-	-	-	-
	2015	-	-	120,000	120,000

(1) There were no Option Awards during the years ended December 31, 2016 or 2015.

In August 2016, the Board of Directors approved stock compensation for the period July 1, 2016 to June 30, 2017.  Each of the four board members will receive 21,739 shares of common stock, the chairman will receive 32,608 shares of common stock and the secretary will receive 8,152 shares of common stock.  The shares will be issued during 2017, prior to the end of the contract period.

In August 2016, the Board of Directors approved stock payments for services to Directors Soren Jonassen (31,000 shares) and Ole Sigetty (64,130 shares) for professional services from July 1, 2016 to June 30, 2017.  The shares will be issued during 2017, prior to the end of the contract period.

In September 2015, Directors Soren Jonassen and Ole Sigetty and former Director Brian Palm Svaneeng Mertz each received 30,000 shares of common stock. These shares were recorded for book purposes at the market price at the time of the award of $4.00 per share for total compensation of $360,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

 Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our Common Stock at April 5, 2017, by:

• each person, or group of affiliated persons, known by us to beneficially own more than 5% of the Company’s outstanding shares of common stock;

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

The percentage of shares beneficially owned is computed on the basis of 25,630,120 shares of common stock outstanding April 5, 2017. Shares of common stock that a person has the right to acquire within 60 days of April 5, 2017 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders

Brian Palm Svaneeng Mertz (3)	1,623,556	—	1,623,556	6.47%
Michael Maze (4)	3,117,057	—	3,117,057	12.42%
Morton Krarup (5)	2,900,360	—	2,900,360	11.56%
Mads Frederiksen (6)	2,213,400	—	2,213,400	8.82%
Mikkel Kessler	1,533,080	—	1,533,080	6.11%

Other Officers and Directors
Soren Jonassen (7)	105,530	—	105,530	*
Morton Albaek (8)	1,118,568	—	1,118,568	4.46%
Robert Bench (9)	29,570	—	29,570	*
Ole Sigetty (10)	258,496		258,496	1.03%
All current directors and executive officers as a group (seven persons)	8,519,662			33.94%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) The address is the address of the Company, 626 East 1820 North, Orem, UT 84097.

(2) Except as indicated, each person has sole voting and/or investment power over the shares listed, subject to applicable community property laws.  There are no options granted or outstanding.

(3) Mr. Mertz is the Company’s Chief Executive Officer.  This amount Includes 280,951 shares owned by World Wide Investment Fund Ltd., 644,000 shares owned by Stratega ApS, 165,000 shares owned by Growthcom ApS and 22,000 shares held by the DTC on behalf of Hansard Pension Fund which may be deemed to be beneficially owned by Mr. Mertz who is a control person in each company.

(4) Includes shares owned through Maze Holdings Aps, an entity owned and controlled by Michael John Maze.

(5) Includes shares owned by M. Krarup Holdings IVS, an entity owned and controlled by Morten Krarup, member of Board of Directors until his resignation in March 2017.

(6) Includes shares owned by F-Reklame A/S, an entity owned and controlled by Mads Frederiksen, Chairman of the Board of Directors.

(7) Mr. Jonassen resigned from the Board of Directors in March 2017.

(8) Shares owned by Jan Bech Anderson and deemed beneficially owned by Morton Albaek, member of the Board of Directors

(9) Includes 8,998 shares owned by Vector Capital, LLC, an entity controlled by Mr. Bench, President and Chief Financial Officer

(10) Includes 66,667 shares owned by FPP ApS, an entity owned and controlled by Mr. Sigetty, a member of the Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company entered into a six-month employment agreement with Brian Mertz, effective July 1, 2016 to December 31, 2016.  The agreement calls for the issuance of 41,667 shares of common stock per month (250,002 total), which were issued and fully expensed during 2016.  These shares were originally recorded at the market price of $0.92 per share but the share price was revised to $0.73 per share effective October 1, 2016 based on the public market price of the Company’s stock.  The full expense of $206,252 was recognized during 2016.

In August 2016, the Board of Directors approved stock compensation for the period July 1, 2016 to June 30, 2017.  Each of the four board members will receive 21,739 shares of common stock, the chairman will receive 32,608 shares of common stock and the secretary will receive 8,152 shares of common stock.  The shares will be issued during 2017, prior to the end of the contract period.  These shares were originally recorded at the market price of $0.92 per share ($20,000 per director, $30,000 to the chairman and $7,500 to the secretary) but the share price was revised to $0.73 per share effective October 1, 2016 based on the public market price of the Company’s stock. Expense of $91,925 was recognized during 2016.

In August 2016, the Board of Directors approved stock payments for services to Directors Soren Jonassen (31,000 shares) and Ole Sigetty (64,130 shares) for professional services from July 1, 2016 to June 30, 2017.  The shares will be issued during 2017, prior to the end of the contract period.  These shares were originally recorded at the market price of $0.92 per share but the share price was revised to $0.73 per share effective October 1, 2016 based on the public market price of the Company’s stock.  Expense of $261,471 was recognized during 2016.

On September 30, 2015, the Company issued 90,000 shares of stock to its three directors for payment of director fees through June 30, 2016. These shares were recorded at the market price of $4.00 per share for a total of $360,000.

On September 30, 2015, the Company assumed the short-term auto lease of a former member of management that ended January 8, 2016.  Monthly payments were 2,975 DKK ($435 at December 31, 2015 spot rate) and the deposit was 15,983 DKK ($2,409).  The Company renewed the auto lease for an additional twelve months, through January 7, 2017 at 2,371 DKK ($346) per month.

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

Promoters and Control Persons

On August 29, 2016, the Company entered into a Consulting Services Agreement with JAX Capital Growth, LLC to assist with public relations, financial consulting and corporate financial services. This Agreement expired December 19, 2016. The Company entered into a second Consulting Services Agreement with JAX Capital Growth, LLC on December 15, 2016, which expired March 15, 2017. JAX received 480,000 shares of registered common stock for its services.

On August 19, 2016, the Company entered into a Private Placement and Advisory Agreement with Arrowhead Capital Advisors, a division of Trump Securities, LLC (“Arrowhead”) for services related to the sale of the Company’s securities.  In exchange for its services, Arrowhead received $10,000 and will be paid 10% of the aggregate amount of a Transaction, if and when closed. As of April 5, 2017 no transaction had been closed.

On November 1, 2016, the Company entered into a Finders’ Fee Agreement with Newbridge Securities Corporation (“Newbridge”) for services related to the sale of the Company’s securities.  In exchange for its services, Newbridge received $10,000 and will be paid a cash fee of 10% of the aggregate amount of an equity transaction and 5% of the aggregate amount of a debt transaction, if and when closed.  As of April 5, 2017, no transaction had been closed.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with consummation of the Share Exchange, the Company terminated the 2008 Stock Incentive Plan (“2008 Plan”) put in place by the Company prior to the Share Exchange and plans to adopt a new Stock Incentive Plan in the near future.   As of the date of this filing, no options or other awards are outstanding and therefore no such awards will be assumed in connection with the Share Exchange and no awards are required to be cancelled.

Director Independence

Our board of directors currently consists of five members. We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” Nevertheless, our board of directors has determined that all of our directors qualify as “independent” directors in accordance with listing requirements.  In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

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

Item 14.  Principal Accountant Fees and Services

Sadler, Gibb & Associates, LLC (“Sadler Gibb”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2016.  Principal accounting fees for professional services rendered for us by Sadler Gibb for the period from inception (June 26, 2015) through December 31, 2015 and for the year ended 2016 are summarized as follows:

2015 Audit fees 2016 Audit fees	$13,000 $37,000

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

Tax and Other Fees.  There were no tax or other fees paid during the years ended December 31, 2016 and 2015.

Board of Directors Pre-Approval Policies and Procedures.  All audit, audit-related, tax, and any other services performed for us by our independent registered public accounting firm are subject to pre-approval by the Audit Committee of our Board of Directors and were pre-approved by the Audit Committee prior to such services being rendered. Our Audit Committee determined that the services provided by, and fees paid to, Sadler Gibb were compatible with maintaining the independent registered public accounting firm’s independence.

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
2.1

Agreement and Plan of Share Exchange, dated as of October 8, 2015, by and among CryptoSign, Inc., NABUFIT Global ApS and the shareholders of NABUFIT Global ApS (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on October 13, 2015).

2.2

Amendment to the Agreement and Plan of Share Exchange, dated as of November 1, 2015, by and among CryptoSign, Inc., NABUFIT Global ApS and the shareholders of NABUFIT Global ApS (incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K filed on December 3, 2015).

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
3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective December 10, 2015 (incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K filed on December 3, 2015)

3.6	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on May 14, 2008)
10.1

Common Stock Subscription Agreement dated December 2016 by and among NABUFIT Global, Inc. and various purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2016.)Registration Rights Agreement dated December 2016 by and among NABUFIT Global, Inc. and various investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K Filed December 23, 2016).

10.2

Private Placement and Advisory Agreement dated August 19, 2016 between the NABUFIT Global, Inc. and Arrowhead Capital Advisors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).

10.3

Consulting Service Agreement dated August 19, 2016 between the NABUFIT Global, Inc. and Jax Capital Growth, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).

10.4	Services Agreement dated August 23, 2016 between NABUFIT Global, Inc. and
10.5	ProActive Capital Resources Group LLC dba PCG Advisory Group (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).
10.6

License Agreement for Use of Image, Name and Other Agreement effective September 1, 2016 between NABUFIT Global ApS, NR Sports NEYMAR SPORTS MARKETING S/S LTDA and LX Sports Marketing LTDA (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).

10.7

Operation Agreement dated August 22, 2016 between NABUFIT Global ApS and LX Sports Marketing LTDA (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).

10.8

Time-Specific Commercial Director Contract dated August 7, 2016 between NABUFIT Global ApS and Peter Holvad (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).

10.9

CEO Contract dated August 8, 2016 between NABUFIT Global, Inc. and Brian Mertz (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).

10.10

Development Agreement dated February 24, 2016 between NABUFIT Global ApS and iDeal Development ApS (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).

10.11

Common Stock Subscription Agreement dated August 18, 2016 between NABUFIT Global ApS and JAX Capital Growth, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2016).

10.12

Private Placement and Advisory Agreement effective August 30, 2016 between NABUFIT Global, Inc. and Arrowhead Capital Advisors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2016)

10.13	Ambassador Agreement dated November 1, 2016 between NABUFIT Global, Inc. and Mo Farah Inc.*
10.14	Finder’s Fee Agreement dated November 1, 2016, between NABUFIT Global, Inc. and Newbridge Securities Corp.*
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

Date: April 6, 2017	NABUFIT Global, Inc., a Delaware corporation
/S/ Brian Mertz
Brian Mertz, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	April 6, 2017	/S/ Robert K. Bench
Robert K. Bench, Chief Financial Officer

Date:	April 6, 2017	/S/ Mads H. Frederiksen
Mads H. Frederiksen, Director, Chairman

Date:	April 6, 2017	/S/ Ole Sigetty
Ole Sigetty, Director

Date:	April 6, 2017	/S/ Morten Albaek
Morten Albaek, Director

NABUFIT GLOBAL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2016 and 2015	F3

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended
December 31, 2016 and for the Period from June 26, 2015 (Date of Inception)
through December 31, 2015	F4

Consolidated Statements of Shareholders’ Equity for the Period from June 26, 2015
(Date of Inception) through December 31, 2016	F5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016
and for the Period from June 26, 2015 (Date of Inception) through
December 31, 2015	F6

Notes to Consolidated Financial Statements	F7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

NABUFIT Global, Inc.

We have audited the accompanying consolidated balance sheets of NABUFIT Global, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2016, and for the period from inception on June 26, 2015 through December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NABUFIT Global, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and cash flows for the year ended December 31, 2016, and for the period from inception on June 26, 2015 through December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated no revenues from its business operations, has incurred operating losses since inception and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 5, 2017

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$1,402,626	$1,133,247
Prepaid expenses and other current assets	2,792,365	172,939
Deposits	14,528	7,646
Total current assets	4,209,519	1,313,832

Total Assets	$4,209,519	$1,313,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$264,089	$19,082
Accrued liabilities	2,304,938	33,706
Related party payables	30,183	-
Total current liabilities	2,599,210	52,788

Total Liabilities	$2,599,210	$52,788

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized; 25,630,120 and 19,437,236 shares issued and outstanding at December 31, 2016 and 2015, respectively.	2,563	1,944
Additional paid-in capital	6,053,277	1,671,874
Accumulated deficit	(4,411,001)	(372,396)
Accumulated other comprehensive loss	(34,530)	(40,378)
Total stockholders' equity	1,610,309	1,261,044

Total Liabilities and Stockholders' Equity	$4,209,519	$1,313,832

The accompanying notes are an integral part of these consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

		For the Period
		from Inception
	For the Year	(June 26, 2015)
	Ended	through
	December 31,	December 31,
	2016	2015
Operating Expenses:
Selling, general and administrative	$3,665,216	$371,746
Marketing	373,366	-
Total Operating Expenses	4,038,582	371,746

Loss from Operations	(4,038,582)	(371,746)

Other income (expense)
Interest income	140	-
Interest expense	(163)	(650)
Total Other Income (Expense)	(23)	(650)

Net Loss	$(4,038,605)	$(372,396)

Net loss per common share - basic and diluted	$(0.20)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	20,475,504	16,166,622

Comprehensive Loss:
Net Loss	$(4,038,605)	$(372,396)

Other Comprehensive Income
Translation adjustments	5,848	(40,378)
Total Comprehensive Loss	$(4,032,757)	$(412,774)

The accompanying notes are an integral part of these consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 26, 2015 (Date of Inception)	-	$-	$-	$-	$-	$-

Stock issued for cash - June 26, 2015	15,500,000	1,550	5,985	-	-	7,535
Stock issued for cash - September 30, 2015	443,920	44	1,419,091	-	-	1,419,135
Treasury stock, purchased and retired	(443,920)	(44)	(1,388)	-	-	(1,432)
Recapitalization - November 30, 2015	3,937,236	394	248,186	-	-	248,580
Foreign currency translation adjustments	-	-	-	-	(40,378)	(40,378)
Net loss	-	-	-	(372,396)	-	(372,396)

Balance at December 31, 2015	19,437,236	$1,944	$1,671,874	$(372,396)	$(40,378)	$1,261,044

Stock issued for cash	4,714,787	471	3,138,974	-	-	3,139,445
Stock issued for services	1,041,671	104	889,053	-	-	889,157
Stock issued for share-based compensation	436,426	44	353,376	-	-	353,420
Foreign currency translation adjustments	-	-	-	-	5,848	5,848
Net loss	-	-	-	(4,038,605)	-	(4,038,605)

Balance at December 31, 2016	25,630,120	$2,563	$6,053,277	$(4,411,001)	$(34,530)	$1,610,309

The accompanying notes are an integral part of these consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		from Inception
	For the Year	(June 26, 2015)
	Ended	through
	December 31,	December 31,
	2016	2015

Net loss	$(4,038,605)	$(372,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	353,420	-
Shares issued for services	820,407	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,552,028)	(13,468)
Deposit	(7,123)	(7,740)
Accounts payable	245,475	(16,845)
Accrued liabilities	2,272,227	31,941
Related party payables	30,183	-
Net Cash Used in Operating Activities	(2,876,044)	(378,508)

Cash Flows From Investing Activities
Cash acquired in acquisition	-	126,843
Net Cash Provided by Investing Activities	-	126,843

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	3,139,445	1,775,383
Cash paid to acquire Treasury Stock	-	(377,250)
Net Cash Provided by Financing Activities	3,139,445	1,398,133
Effect of exchange rate changes on cash	5,978	(13,221)

Net Increase in Cash	269,379	1,133,247
Cash at Beginning of Period	1,133,247	-
Cash at End of Period	$1,402,626	$1,133,247

Noncash Investing and Financing Information:
Stock issued for prepaid expenses	$68,750	$-
Fair value of assets acquired	-	167,535
Fair value of liabilities assumed	-	38,263
Shares issued in reverse recapitalization	-	256,115

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$161	$641
Cash Paid for Taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NABUFIT GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Organization — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include the operations and balances of NABUFIT Global, Inc. (“NABUFIT Global”) and its wholly-owned subsidiaries NABUFIT Global ApS (“NABUFIT Denmark”) a company organized in Denmark on June 26, 2015, NABUFIT China Limited (“NABUFIT China”) a company organized in Hong Kong on October 26, 2016, and NABUFIT IP ApS (“NABUFIT IP”) a company organized in Denmark on January 3, 2017 (collectively “NABUFIT,” “we”, or “the Company”).  NABUFIT Global was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.  Effective June 20, 2014 the Company sold its prior subsidiary and became a shell company.

On November 30, 2015, we consummated the transaction evidenced by an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") dated October 8, 2015 by and among NABUFIT Global and NABUFIT Denmark, pursuant to which NABUFIT Global acquired from the NABUFIT Denmark shareholders (“NABUFIT Shareholders”) all of the issued and outstanding equity interests of NABUFIT Denmark in exchange for 15,500,000 shares of NABUFIT Global (the “Share Exchange”).  As a result of the Share Exchange, the NABUFIT Shareholders, as the former shareholders of NABUFIT Denmark, became the controlling shareholders of the Company and NABUFIT Denmark became a subsidiary of the Company.  The Share Exchange was accounted for as a reverse merger/recapitalization effected by a share exchange, wherein NABUFIT Denmark is considered the acquirer for accounting and financial reporting purposes.  The capital, share price, and earnings per share amount in the consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger.

As a result of the Share Exchange, we discontinued our pre-exchange business, acquired the business of NABUFIT Denmark and will continue the existing business operations of NABUFIT Denmark as a publicly traded company under the name “NABUFIT Global, Inc.”

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the historical financial statements of NABUFIT Global for periods ended prior to the Share Exchange have been replaced with the historical financial statements of NABUFIT Denmark, and will be, in all future filings with the Securities and Exchange Commission (“SEC”).

Nature of Operations — The Company designs, manufactures and markets the NABUFIT virtual training and fitness products and services, a state-of-the-art online fitness portal (“NABUFIT” or, the “Product”) with the option of connecting existing and future monitoring devices (wearables, etc.) to the Portal. The Product incorporates interaction and input through Microsoft® Kinect® and other technologies and the option for personal data collection, coaching and teaching through mentor services.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $4,038,605 for the year ended December 31, 2016 and has an accumulated deficit of $4,411,001 at December 31, 2016.  The Company also used cash in operating activities of $2,876,044 during the year ended December 31, 2016.  At December 31, 2016, the Company had working capital of $1,610,309.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of NABUFIT Global, Inc. and its wholly-owned subsidiaries NABUFIT Denmark and NABUFIT China.  Intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value – The fair values of the Company’s financial assets and liabilities approximate their carrying amounts at the reporting date.

Foreign Currency Transactions and Translations – The functional currency of NABUFIT Denmark is the Danish Krone (DKK), the functional currency of NABUFIT China is the China Yuan Renminbi (CNY), and the functional currency of NABUFIT Global and the reporting currency is U.S. dollars (USD).  The Company translates the assets and liabilities of NABUFIT Denmark and NABUFIT China from the functional currency to U.S. dollars at the appropriate spot rates as of the balance sheet date. Equity balances are translated using historical exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income. Income statement accounts are translated using the average exchange rate during the period.

Monetary assets and liabilities denominated in a currency that is different from the functional currency must first be remeasured from the applicable currency to the functional currency. The effect of this remeasurement process is recognized translation adjustments in our statement of comprehensive loss.

The Company had no foreign currency transaction gains or losses during the period from June 26, 2015 (date of inception) through December 31, 2016.

Cash and Cash Equivalents – The balance in cash and cash equivalents consists of cash reserves held in bank accounts. The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash. As of December 31, 2016 and 2015, cash deposits per bank statements exceeded the federally insured limits by $1,392,919 and $1,073,107, the balance of cash in the NABUFIT Global, ApS accounts.

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

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs were $279,088 and $5,878 for the year ended December 31, 2016 and for the period ended December 31, 2015, respectively.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of December 31, 2016 and 2015, the Company had no common stock equivalents outstanding.

New Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases.  In particular, lessees will recognize lease assets and lease liabilities for operating leases.  ASU 2016-02 is not effective until 2019. The Company is currently assessing the impact on its financial reporting of implementing this guidance.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) (“ASU 2015-17”).  ASU 2015-17 requires that all deferred income tax assets and liabilities be classified as non-current.  ASU 2015-17 is not effective until the 2017 fiscal year.  The Company is currently assessing the impact on its financial reporting of implementing this guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 is effective for the Company on January 1, 2018. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect ASU 2014-09 will have on its consolidated financial statements and related disclosures.  During 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which deferred the date of ASU 2014-09 by one year.

NOTE 4 – LEASES

On December 1, 2015, the Company signed a new lease on their office in Fredericia Denmark, which replaced the prior lease and allowed the Company to move to larger office space (159 square meters) within the same building. The new rent is DKK 13,184 per month ($1,900) and the security deposit increased to DKK 80,685 ($12,250).  The lease can be terminated with a six month notice, but not before December 1, 2017.  Rent will increase annually on January 1 based on the consumer price index, with a minimum increase of 2% per year.  Effective March 1, 2016, the Company signed Appendix 1 to the Fredericia lease agreement moving the office to a 190 square meter office located on the first floor of the building.  The rent and security deposit were not changed by the Appendix.  Once the Company utilizes the additional 31 square meters, the rent will increase proportionately.

The Company also leased some office space for approximately $875 per month on a month-to-month contract. The Company paid a deposit of approximately $900 in December 2015.  Monthly rent started in January 2016 and ended in March 2016.

On September 30, 2015, the Company assumed the short-term auto lease of a member of management that ended January 8, 2016.  Monthly payments were approximately $435 and the deposit was $2,400.  The Company renewed the auto lease for an additional twelve months, through January 7, 2017 at $350 per month.  Actual payments are in the functional currency.

As of December 31, 2016, total lease deposits were approximately $12,250.  Rent expense was $39,727 and $4,826 for year ended December 31, 2016 and for the period ended December 31, 2015, respectively.  Minimum annual lease payments are approximately $23,000, which are all due within one year.

NOTE 5 – ACCRUED LIABILITIES

As of December 31, 2016 and 2015, the Company had accrued liabilities of $2,304,938 and $33,706, respectively. The accrued liabilities as of December 31, 2016 consist mainly of $2,115,890 due over the next 24 months on the Neymar contract (see Note 9).

NOTE 6 – LINE-OF-CREDIT

On September 15, 2015, the Company entered into a 600,000 DKK (approximately $90,000) line-of-credit agreement with a bank.  The agreement bears interest at a variable rate of 6.021%, which is renegotiated annually on June 1.  The line of credit is unsecured.  Default interest rate of 19% goes into effect from the first late payment and is calculated on the balance of the outstanding debt.  During 2016 and 2015 the Company utilized the full credit line but then paid it down to zero by year end both years.  The Company paid $138 and $650 in interest during the year ended December 31, 2016 and during the period ended December 31, 2015, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. As of December 31, 2016, we had 25,630,120 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

On November 30, 2015, the Company consummated the transaction evidenced by the agreement and plan of share exchange dated October 8, 2015 pursuant to which NABUFIT Global, Inc. issued 15,500,000 common shares of the Company in exchange for the 50,000 issued and outstanding capital stock of NABUFIT Global, ApS.  The net result of this reverse merger transaction was an increase in common shares of 19,387,236 for $248,580.  The 19,387,236 consists of 15,500,000 new shares issued, plus 3,937,236 shares that were issued to prior shareholders of NABUFIT Global, Inc. that came over as part of the reverse merger, less the 50,000 shares that the Company gave up in exchange.  The reverse merger effectively changed the Company’s capital structure from 50,000 common shares, $0.1507 par value, to 19,437,236 common shares, $0.0001 par value.

Stock Issued for Cash

On July 15, 2016, the Company announced the closing of the sale of 1,504,050 shares of its common stock for $1,383,726 or $0.92 per share. The sale of the Shares was registered pursuant to the Registration Statement on Form S-1 (File No. 333-210325) declared effective on June 13, 2016 and was made pursuant to subscription agreements dated on or about June 29, 2016.

During September 2016, the Company issued 358,012 shares of common stock to investors and service providers at $0.92 per share for a total of $329,373.

On December 21, 2016, the Company issued 2,852,725 shares of common stock to various parties at $0.50 per share for a total of $1,426,346.  The sale of the Shares was registered pursuant to the Registration Statement on Form S-1 (File No. 333-210325) declared effective on June 13, 2016.

Stock was issued for cash of $3,139,445 and $1,426,670 for the year ended December 31, 2016 and for the period from inception (June 26, 2015) through December 31, 2015, respectively.

Stock Issued for Services

Between August 18, 2016 and September 26, 2016, the Company issued 400,652 shares of common stock to investors and service providers at $0.92 per share for a total of $368,600.  The services have been classified as investor relations expense.

Effective September 30 2016, the Company issued 418,825 shares of common stock to NR Sports in connection to the Neymar contract.  The shares were valued at $0.92 per share, which was the market price of the stock on the effective issuance date.  The expense of $385,361 was recorded as marketing expense.

On December 14, 2016, the Company issued 72,235 shares of common stock to third parties.  The shares were valued at $0.73 per share, which was the market price of the stock on the issuance date.  The expense of $52,696 was recorded as consulting expense.

During December 2016, the Company issued 150,000 shares of common stock to a service provider at $0.55 per share for a total of $82,500, which was expensed as investor relations.

Total stock issued for services was $889,157 and $0 for the years ended December 31, 2016 and for the period from inception (June 26, 2015) through December 31, 2015, respectively.

Stock Issued for Share-Based Compensation

On September 30, 2015, the Company issued 30,000 shares of its common stock to two outside directors: Soren Jonassen and Ole Sigetty for their services through June 30, 2016. The shares issued were valued at $4.00 per share for a total of $240,000, which was the market price of the stock on the issuance date. Of the total amount $80,000 was expensed prior to the reverse merger and $20,000 was recorded as share-based compensation for the period from November 30, 2015 through December 31, 2015; the balance of $120,000 was recorded as a share-based compensation ratably over the first six months of 2016.

On July 1, 2016, the Company entered into a management agreement with Brian Mertz.  Pursuant to the agreement, the Company agreed to issue 250,002 shares of common stock as partial compensation for the six-month period ending December 31, 2016.  The Company issued 250,002 shares and recognized share-based compensation of $206,252 for the year ended December 31, 2016.

On August 24, 2016, the Board of Directors approved share-based compensation for the twelve month period ending June 30, 2017 for the directors, chairman and secretary and also approved payments for services to Soren Jonassen and Ole Sigetty.  For the twelve month period, the directors receive 21,739 shares ($20,000), the chairman receives 32,608 shares ($30,000), and the secretary receives 8,152 shares ($7,500).  In addition, the Board approved payments for services to Soren Jonassen and Ole Sigetty for the twelve month period ending June 30, 2017 of 31,000 shares ($28,520) and 64,130 shares ($59,000), respectively.  For year ended December 31, 2016, the total share-based compensation recognized pursuant to these agreements was $91,925.

On December 14, 2016, the Company issued 60,000 shares at $0.73 per share to 10 employees.  The expense of $43,800 was recognized in December 2016.  The Company also issued 15,000 shares to one employee based on a six-month employment agreement that began September 1, 2016 of which $11,444 was expensed during the year ended December 31, 2016, after foreign exchange translation adjustments.

Total share-based compensation of $473,420 and $20,000 was recorded for the year ended December 31, 2016 and for the period from inception (June 26, 2015) to December 31, 2015, respectively. As of December 31, 2016, the Company had $84,990 of unrecognized share-based compensation that will be expensed over the first six months of 2017.

NOTE 8 – RELATED PARTY TRANSACTIONS

As discussed in Note 3, the Company assumed the auto lease of its former CEO on September 30, 2015.

As of December 31, 2016 and 2015, the Company had a related party payable of $30,183 and $0 to its CEO for expenses related to the operation of the business.  This payable is on demand with no interest.

NOTE 9 – MARKETING AGREEMENTS

The Company signs marketing agreements with professional trainers and athletes to help promote the Company’s products and services.  Effective September 1, 2016, the Company entered into a three-year marketing agreement with Neymar Jr, a professional soccer player out of Brazil.  Under the marketing agreement, the Company is required to pay 2,500,000 EUR (approximately $2,715,000 USD) in semiannual payments of 500,000 EUR (approximately $543,000) plus 2% royalty payments.  The Company also agreed to issue 418,825 shares to Neymar Jr. during the contract period.  The Company recorded the full amount of the agreement, including the issuance of shares, during the quarter ended September 30, 2016. As of December 31, 2016, the Company amortized approximately $411,000 and had a remaining prepaid of approximately $2,336,000.

During November 2016, the Company commenced a three-year agreement with Mo Farah, a world-class runner, that required payments of $50,000 in year one and $100,000 in years two and three, for a total of $250,000.  Approximately $8,300 was expensed during 2016.

Total marketing expense from athlete contracts was approximately $419,000 for the year ended December 31, 2016.

NOTE 10 – INCOME TAXES

Operating loss for the year ended December 31, 2016 was $4,038,582, of which $2,644,723 related to foreign operations.  Operating loss for the period from June 26, 2015 (date of inception) through December 31, 2015 was $371,746, of which $306,981 related to foreign operations.

As of December 31, 2016 the Company had $646,910 of net operating loss carry forwards related to its operations in Denmark, which do not expire and $1,704,789 of net operating loss carryforwards relating to its USA operations, which are comprised of $4,447,829 of U.S. federal and $5,834,170 state net operating losses, respectively, which begin to expire in 2032 if unused.  As of December 31, 2015 the Company had $66,016 of net operating loss carry forwards related to its operations in Denmark, which do not expire and $1,184,880 of net operating loss carryforwards relating to its USA operations, which are comprised of $3,053,970 of U.S. federal and $4,440,311 state net operating losses, respectively, which begin to expire in 2032 if unused.

A change in our ownership of more than 50% occurred during the period ended December 31, 2015 triggering certain utilization limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.  As a result, the provisions of Section 382 caused net operating losses under state tax laws of $1,274,626 to become permanently restricted.

The temporary differences and carry forwards which give rise to the deferred income tax assets for the year ended December 31, 2016 and for the period from June 26, 2015 (date of inception) through December 31, 2015 are as follows:

	2016	2015
Net operating loss carry forwards	$1,704,789	$1,250,896
Valuation allowance	(1,704,789)	(1,250,896)
Net long-term deferred tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense for the year ended December 31, 2016 and for the period from June 26, 2015 (date of inception) through December 31, 2015 is as follows:

	2016	2015
Income tax benefit at the statutory rate	$(1,373,126)	$(89,699)
State income taxes, net of federal benefit	(45,998)	(2,237)
Foreign rate differential	316,851	-
Change in valuation allowance	1,100,803	87,572
Change in net operating loss carry forwards	-	66
Other	1,470	4,298
Income tax expense	$-	$-