Form 10-Q
period 2017-03-31
NABUfit Global, Inc.
filed 2017-05-22
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 0-11730

NABUFIT GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	841089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

626 East 1820 North
Orem, Utah	84097
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

As of May 22, 2017, the registrant had 30,720,892 shares of common stock, par value $0.0001, issued and outstanding.

NABUFIT GLOBAL, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$ 92,509	$ 1,402,626
Prepaid expenses and other current assets	2,550,886	2,792,365
Deposits	24,252	14,528
Total current assets	2,667,647	4,209,519

Total Assets	$ 2,667,647	$ 4,209,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 262,552	$ 264,089
Accrued liabilities	1,727,753	2,304,938
Related party payables	8,783	30,183
Convertible notes payable net of debt discount	78,093	-
Total current liabilities	2,077,181	2,599,210

Total Liabilities	$ 2,077,181	$ 2,599,210

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized; 25,685,832 and 25,630,120 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	2,569	2,563
Additional paid-in capital	6,180,961	6,053,277
Accumulated deficit	(5,577,182)	(4,411,001)
Accumulated other comprehensive loss	(15,882)	(34,530)
Total stockholders' equity	590,466	1,610,309

Total Liabilities and Stockholders' Equity	$ 2,667,647	$ 4,209,519

See accompanying notes to the condensed consolidated financial statements

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended
	March 31,	March 31,
	2017	2016

Revenue	$ 656	$ -

Operating Expenses:
Selling, general and administrative	883,983	527,846
Marketing	261,890	-
Total Operating Expenses	1,145,873	527,846

Loss from Operations	(1,145,217)	(527,846)
Interest income	-	135
Interest expense	(20,964)	(17)

Net Loss	$ (1,166,181)	$ (527,728)

Net loss per common share - basic and diluted	$ (0.05)	$ (0.03)

Weighted average common shares outstanding - basic and diluted	25,630,120	19,437,236

Comprehensive Loss:
Net Loss	$ (1,166,181)	$ (527,728)

Other Comprehensive Income
Translation adjustments	18,648	32,252
Total Comprehensive Loss	$ (1,147,533)	$ (495,476)

See accompanying notes to the condensed consolidated financial statements

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016

Net loss	$ (1,166,181)	$ (527,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	40,670	-
Amorization of debt discount	20,079	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	281,848	85,772
Deposit	(9,509)	(53,380)
Accounts payable	(858)	11,580
Accrued liabilities	(610,449)	(4,689)
Other payables	(25,828)	-
Net Cash Used in Operating Activities	(1,470,228)	(488,445)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	145,034	-
Net Cash Provided by Financing Activities	145,034	-
Effect of exchange rate changes on cash	15,077	32,076

Net Decrease in Cash	(1,310,117)	(456,369)
Cash at Beginning of Period	1,402,626	1,133,247
Cash at End of Period	$ 92,509	$ 676,878

Noncash Investing and Financing Information:
Beneficial conversion feature on convertible notes payable	$ 87,020	$ -

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ -	$ 17
Cash Paid for Taxes	-	-

NABUFIT GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation — The accompanying condensed consolidated financial statements for NABUFIT Global, Inc. (“NABUFIT Global”) and its wholly-owned subsidiaries NABUFIT Global ApS (“NABUFIT Denmark”), NABUFIT China Limited (“NABUFIT China”) and NABUFIT IP ApS (“NABUFIT IP”) (collectively “NABUFIT,” “we”, or “the Company”) are presented in conformity with accounting principles generally accepted in the United States of America.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,166,181 for the three months ended March 31, 2017 and has an accumulated deficit of $5,577,182 at March 31, 2017.  The Company also used cash in operating activities of $1,470,228 during the three months ended March 31, 2017.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three months ended March 31, 2017, may not be indicative of the results that may be expected for the year ending December 31, 2017.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Principles of Consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of NABUFIT Global, Inc. and its wholly-owned subsidiaries NABUFIT Denmark, NABUFIT China and NABUFIT IP.  Intercompany balances and transactions have been eliminated in consolidation.  NABUFIT China and NABUFIT IP have been formed but have no activity to date.

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

The Company had no foreign currency transaction gains or losses during the three months ended March 31, 2017.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of March 31, 2017, the Company had common stock equivalents of 1,450,340 shares related to the convertible notes payable.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, the Company had accrued liabilities of $1,727,753 and $2,304,938, respectively. The accrued liabilities as of March 31, 2017 and December 31, 2016 consist mainly of $1,613,348 and $2,115,890 due over the next 21 months, under a marketing contract with a brand ambassador.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 23, 2017, the Company issued four convertible notes payable for total cash proceeds of 1,000,000 DKK ($145,034 as of March 23, 2017).  The notes bore no interest and matured on May 1, 2017 and automatically converted into shares of the Company’s common stock at $0.10 per share on the maturity date.  The fair value of the stock on March 23, 2017 was $0.16 so the Company recognized a beneficial conversion feature and debt discount of $87,020.  The discount is amortized over the term of the notes.  The balance of the debt discount was $66,941 as of March 31, 2017.

NOTE 6 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. As of March 31, 2017 and December 31, 2016, we had 25,685,832 and 25,630,120 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

During March 2017, the Company recorded a credit to additional paid-in capital of $87,020 for the beneficial conversion feature described in Note 5.

Total share-based compensation of $40,670 was recognized during the three months ended March 31, 2017.  As of March 31, 2017, the Company had $40,664 of unrecognized share-based compensation that will be expensed over the second quarter of 2017.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, the Company had related party payables of $8,783 and $30,183 to its CEO and Board Chairman for expenses related to the operation of the business.  These payables are due on demand with no interest.

NOTE 8 – MARKETING AGREEMENTS

The Company signed marketing agreements with professional trainers and athletes to help promote the Company’s products and services.  The Company has not signed additional marketing agreements during 2017.

NOTE 9 – SUBSEQUENT EVENTS

On April 3, 2017, the Company entered into a Common Stock Subscription Agreement with LF Investments ApS for the purchase of 2,150,000 shares at the price of $0.10 per share.

On May 1, 2017, the Company entered into a Common Stock Subscription Agreement with Hans Kjaer Holding A/S for the purchase of 1,434,720 shares at the price of $0.10 per share.

On May 9, 2017, the Company issued 1,450,340 shares at $0.10 per share to settle the convertible notes payable of $145,034.

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

Executive Summary

To date, the Company’s focus has been on the development of its website portal and products.  The Company has had $656 of income generated from operations.

Critical Accounting Policies and Estimates

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2016.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

During the three months ended March 31, 2017, the Company had a net loss of $1,166,181 compared to a net loss of $527,728 for the three months ended March 31, 2016.  The increase was mainly due to expenses related to the engagement of brand ambassadors, development of the NABUFIT brand and website, investor relations expenses and increased salary costs.  The Company began generating revenue but slower than anticipated.  Revenue was $656 for the three months ended March 31, 2017.

Operating expenses consist mainly of employee salaries and benefits, consulting fees related to the development of the app and website, costs related to the acquisition of brand ambassadors, professional trainers and sports stars, stock based compensation and professional fees.  We expect operating expenses to be at similar levels the rest of the year.

Liquidity and Capital Resources

Since NABUFIT Denmark’s inception in June 2015, it has incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2017, we had a net loss of $1,166,181. At March 31, 2017, we had an accumulated deficit of $5,577,182.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” noted in the previously filed 10-K.

The following table summarizes our cash flows for the three months ended March 31, 2017:

Cash used in operating actitivites	$ (1,470,228)
Cash used in investing activities	-
Cash provided by financing activities	145,034
Effect of exchange rate changes on cash	15,077
Net decrease in cash	$ (1,310,117)

Number of Employees

As of March 31, 2017, the Company had 14 full-time employees.

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

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at March 31, 2017 and December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party to monitor our disclosure controls and procedures, concluded that as of March 31, 2017, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of March 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2017, the Company entered into a Common Stock Subscription Agreement with LF Investments ApS for the purchase of 2,150,000 shares at the price of $0.10 per share.

On May 1, 2017, the Company entered into a Common Stock Subscription Agreement with Hans Kjaer Holding A/S for the purchase of 1,434,720 shares at the price of $0.10 per share.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

EXHIBIT NO	DESCRIPTION AND METHOD OF FILING

10.1	Form of Common Stock Subscription Agreement

10.2	Form of Convertible Promissory Note

31.1	Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2	Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 NABUFIT GLOBAL, INC.

Date:	May 22, 2017	By:	/s/ Brian Mertz
Brian Mertz, Chief Executive Officer

Date:	May 22, 2017	By:	/s/ Robert K Bench
Robert K Bench, Principal Financial Officer