Form 10-Q
period 2017-06-30
NABUfit Global, Inc.
filed 2017-08-21
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)Smaller Reporting Company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐   No☑

As of August 11, 2017, the registrant had 1,031,461 shares of common stock, par value $0.0001, issued and outstanding.

NABUFIT GLOBAL, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$166,293	$1,402,626
Prepaid expenses and other current assets	2,448,257	2,792,365
Deposits	13,893	14,528
Total current assets	2,628,443	4,209,519

Total Assets	$2,628,443	$4,209,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$283,134	$264,089
Accrued liabilities	1,811,432	2,304,938
Related party payables	13,701	30,183
Convertible notes payable net of debt discount	353,077	-
Derivative liabilities	88,269	-
Total current liabilities	2,549,613	2,599,210

Total Liabilities	$2,549,613	$2,599,210

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized; 1,025,891 and 854,338 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	103	85
Additional paid-in capital	6,728,270	6,055,755
Accumulated deficit	(6,675,120)	(4,411,001)
Accumulated other comprehensive loss	25,577	(34,530)
Total stockholders' equity	78,830	1,610,309

Total Liabilities and Stockholders' Equity	$2,628,443	$4,209,519

See accompanying notes to the condensed consolidated financial statements

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$1,083	$-	$1,739	$-

Operating Expenses:
Selling, general and administrative	753,521	810,889	1,637,504	1,338,735
Marketing	272,883	-	534,773	-
Total Operating Expenses	1,026,404	810,889	2,172,277	1,338,735

Loss from Operations	(1,025,321)	(810,889)	(2,170,538)	(1,338,735)

Other Income (Expense):
Interest income	-	6	-	141
Interest expense	(91,682)	(19)	(112,646)	(36)
Gain on derivative	19,065	-	19065	-
Total Other Income (Expense)	(72,617)	(13)	(93,581)	105

Net Loss	$(1,097,938)	$(810,902)	$(2,264,119)	$(1,338,630)

Net loss per common share - basic and diluted	$(1.17)	$(1.25)	$(2.53)	$(2.06)

Weighted average common shares outstanding - basic and diluted	938,451	649,010	896,637	648,462

Comprehensive Loss:
Net Loss	$(1,097,938)	$(810,902)	$(2,264,119)	$(1,338,630)
Other Comprehensive Income
Translation adjustments	41,459	(4,746)	60,107	27,506
Total Comprehensive Loss	$(1,056,479)	$(815,648)	$(2,204,012)	$(1,311,124)

See accompanying notes to the condensed consolidated financial statements

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2017	2016

Net loss	$(2,264,119)	$(1,338,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	81,339	-
Amorization of debt discount	107,701	-
Gain on derivative	(19,065)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	576,712	149,727
Deposit	1,877	(52,294)
Accounts payable	8,594	89,410
Accrued liabilities	(685,176)	95,118
Other payables	(27,626)	-
Net Cash Used in Operating Activities	(2,219,763)	(1,056,669)

Cash Flows From Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	358,472	-
Proceeds from issuance of convertible notes payable	585,430	-
Net Cash Provided by Financing Activities	943,902	-
Effect of exchange rate changes on cash	39,528	27,419

Net Change in Cash	(1,236,333)	(1,029,250)
Cash at Beginning of Period	1,402,626	1,133,247
Cash at End of Period	$166,293	$103,997

Noncash Investing and Financing Information:
Beneficial conversion features on convertible debt	$106,751	$-
Derivative liabilities on convertible debt	88,269	-
Conversion of notes payable to common stock	145,034	-
Shares of common stock issued for subscriptions	-	1,383,726

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$-	$36
Cash Paid for Taxes	-	-

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

Nature of Operations — The Company designs, manufactures and markets the NABUFIT virtual training and fitness products and services, a state-of-the-art online fitness portal (“NABUFIT” or, the “Product”) with the option of connecting existing and future monitoring devices (wearables, etc.) to the Portal. The Product incorporates interaction and input through technology inputs and the option for personal data collection, coaching and teaching through mentor services.

Customers obtain access to the Portal through the purchase of monthly or annual memberships and the downloading of the software or mobile device application.  The Product provides custom designed training plans, diet plans and access to mentors and coaching.

Through various technology inputs, the NABUFIT technology collects data and measures each exercise relatively to a set standard and past performances.  Based on the data collection and registration in the Kinect® module the user will receive immediate feedback, e.g. as a percentage, a graphic or an emoticon depending on how well the exercise has been performed. This provides a unique quality assurance ensuring maximum effect of the training. The quick feedback will also reduce the risk of injuries and streamline time spent on training.  Users can access training data, statistics and results online or through mobile device applications.

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

Reverse Stock Split

Effective June 27, 2017, the Company filed an Amended and Restated Certificate of Incorporation (“Restated Certificate”) with the Delaware Secretary of State whereby the Company effected a reverse stock split to reduce the number of shares of outstanding common stock at a rate of 1 share for every 30 shares of common stock then outstanding (“Reverse Split”).  The approval of the Restated Certificate was approved by written consent of holders of a majority of the Company’s common stock.  Each stockholder owning fewer than 30 shares of common stock immediately before the effective time of the Reverse Stock Split received from the Company $0.10 in cash, without interest, for each of such shares of common stock; and (b) each stockholder owning of record 30 or more shares of common stock immediately before the effective time of the Reverse Split held, after the Reverse Split, the number of shares of common stock equal to 1/30th of the number held prior to the Reverse Split.  On June 28, 2017 the Company filed with the Securities and Exchange Commission (“SEC”), and the Company’s stockholders were furnished with a Definitive Information Statement filed on Schedule 14(c) to advise the stockholders of the corporate actions.  All share and per-share amounts included in this report have been restated to reflect the 1 for 30 reverse stock split.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,264,119 for the six months ended June 30, 2017 and has an accumulated deficit of $6,675,120 at June 30, 2017.  The Company also used cash in operating activities of $2,219,763 during the six months ended June 30, 2017.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the six months ended June 30, 2017, may not be indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company had no foreign currency transaction gains or losses during the six months ended June 30, 2017.

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

Derivatives – The Company has entered into convertible debt agreements whereby the related conversion features are derivatives. Therefore, the Company has calculated the fair value of these derivatives on the execution dates and has also recorded a gain on derivative for the change in fair value from the execution date to the reporting date.

The Company estimates fair values of derivative financial instruments using the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of June 30, 2017, the Company had common stock equivalents of 190,308 shares outstanding related to the convertible notes payable.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – ACCRUED LIABILITIES

As of June 30, 2017 and December 31, 2016, the Company had accrued liabilities of $1,811,432 and $2,304,938, respectively. The accrued liabilities as of June 30, 2017 and December 31, 2016 consist mainly of $1,730,112 and $2,115,890 due over the next 18 months on an ambassador contract with Neymar that was entered into during the prior year.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Balance as of June 30, 2017

March 23, 2017 convertible notes (4) payable for total cash proceeds of 1,000,000 DKK ($145,034 as of March 23, 2017). The notes bore no interest and matured on May 1, 2017 and automatically converted into 48,345 shares of the Company’s common stock at $3.00 per share, which shares were issued on 13 June 2017. The fair value of the stock on March 23, 2017 was $4.80 so the Company recognized a beneficial conversion feature and debt discount of $87,020. The discount is amortized over the term of the notes. The balance of the debt discount was $0 as of June 30, 2017.	$ -

May 9, 2017 convertible note payable of $58,000 to a third party at 9% interest and February 9, 2018 maturity date; principal and accrued interest is convertible at 65% of market value on the date of conversion; market value is calculated as the average of the 5 lowest close prices of the common stock during the previous 10 trading days; convertible into 22,222 shares at a conversion price of $2.61 as of the May 9, 2017 measurement date; convertible 180 days after the issue date until the maturity date. The Company recorded a derivative of $75,957 on May 9, 2017 due to the variable nature of the conversion price, as well as, a debt discount of $58,000 and a loss on derivative of $17,957.  The discount is amortized over the term of the note.  The derivative was remeasured on June 30, 2017, which resulted in a gain on derivative of $25,287.  The balance of the debt discount was $47,072 as of June 30, 2017.

58,744

May 10, 2017 convertible note payable of $50,000 to a third party at 0% interest and November 9, 2017 maturity date; principal and accrued interest is convertible at $3.00 per share; however, if the Company provides more favorable terms or conversion price to another party, the terms and price on this agreement are adjusted to match the more favorable terms and price. As a result of the variability in the conversion price, the Company recorded a derivative of $49,334 on May 10, 2017 due to the variable nature of the conversion price, as well as, a debt discount of $50,000.  The discount is amortized over the term of the note.  The derivative was remeasured on June 30, 2017, which resulted in a gain on derivative of $11,735.  The balance of the debt discount was $38,525 as of June 30, 2017.  The full amount of the note is a loan commitment fee related to an equity purchase agreement; default interest of 24%; prepayment up to 180 days following issue date.  $666 of the debt discount is for a beneficial conversion feature, which is the amount in excess of the derivative liability;

50,000

June 27, 2017 convertible note payable of 2,200,000 DKK ($331,325 at June 27, 2017) to a third party at 12% interest and an August 28, 2017 maturity date; upon conversion, principal and accrued interest is convertible at $2.75 per share into 174,924 shares. Cash proceeds were net of a loan origination fee of $33,133.	331,652
Total	440,396

Less debt discount	(108,000)
Add amortization of debt discount	20,681
Balance of convertible notes payable, net	353,077
Less current portion	353,077
Long-term convertible notes payable, net	$ -

NOTE 6 – DERIVATIVE LIABILITIES

The Company evaluated the terms of the convertible debt conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that certain features required separate accounting as derivatives. The derivatives were recorded as "derivative liabilities" on the condensed consolidated balance sheets and will be adjusted to reflect fair value at each reporting date. The total fair value of the derivative liabilities at issuance was $107,334. The fair value of the derivative liabilities at June 30, 2017 was $88,269. The Company recognized a gain of $19,065 for the three months ended June 30, 2017, which is presented as "gain on derivative" on the condensed consolidated statements of operations.

On May 9, 2017, the Company recorded a derivative liability of $75,957 on convertible debt due to the variable nature of the conversion price.  The valuation was based on the Black-Scholes model.  The Company recorded a loss on derivative of $17,957 since the value of the derivative was greater than the proceeds from the convertible note.

As of June 30, 2017, the derivative liability was remeasured at $50,670

.  The details are as follows:

	May 9, 2017	June 30, 2017
Stock price at valuation date	$5.10	$2.40
Conversion price	$2.61	$1.56
Risk free rate	1.07%	1.14%
Volatility	160.28%	148.43%
Number of shares if converted	22,222	37,656
Value of derivative	$75,957	$50,670
Gain (loss) on derivative	$(17,957)	$25,287

On May 10, 2017, the Company recorded a derivative liability of $49,334 on convertible debt due to a round- down provision of the conversion price.  The valuation was based on the Black-Scholes model.  As of June 30, 2017, the derivative liability was valued at $37,599, which resulted in a gain on derivative of $11,735 for the three months ended June 30, 2017.  The details are as follows:

	June 27, 2017	June 30, 2017
Stock price at valuation date	$5.10	$2.40
Conversion price	$3.00	$1.56
Risk free rate	1.02%	1.05%
Volatility	160.26%	124.88%
Number of shares if converted	16,667	32,051
Value of derivative	$49,334	$37,599
Gain on derivative	$-	$11,735

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Financial Assets Measured on a Recurring Basis

Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$ -	$ -	$ 88,269	$ 88,269

In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

NOTE 8 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. As of June 30, 2017 and December 31, 2016, we had 1,025,891 (post-reverse stock split) and 854,338 (post-reverse stock split) shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

During March 2017, the Company recorded a credit to additional paid-in capital of $87,020 for the beneficial conversion feature described in Note 5.

On April 3, 2017, the Company entered into a Common Stock Subscription Agreement with LF Investments ApS for the purchase of 71,667 post-reverse split shares at the price of $3.00 per share for $215,000.

On May 1, 2017, the Company entered into a Common Stock Subscription Agreement with Hans Kjaer Holding A/S for the purchase of 47,824 post-reverse split shares at the price of $3.00 per share for $143,472.

On May 9, 2017, the Company issued 48,345 post-reverse split shares at $3.00 per share to settle the convertible notes payable of $145,034.

Total share-based compensation of $81,334 was recognized during the six months ended June 30, 2017.  As of June 30, 2017, the Company had no unrecognized share-based compensation.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2017 and December 31, 2016, the Company had related party payables of $13,701 and $30,183 to its CEO and Board Chairman for expenses related to the operation of the business.  These payables are due on demand with no interest.

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

Forward-Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations.  Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”) filings.    Additional factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•our ability to raise capital when needed and on acceptable terms and conditions;

•our ability to identify and acquire a viable operating business;

•our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•the intensity of competition; and

•general economic conditions.

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

Executive Summary

To date, the Company’s focus has been on the development of its website portal and products.  The Company recognized $1,739 of income since inception.

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

Results of Operations

During the three months ended June 30, 2017, the Company had a net loss of $1,097,938 compared to a net loss of $810,902 for the three months ended June 30, 2016.  The increase was mainly due to expenses related to the engagement of brand ambassadors, development of the NABUFIT brand and website, investor relations expenses and increased salary costs.  The Company began generating revenue but slower than anticipated.  Revenue was $1,083 for the three months ended June 30, 2017.

During the six months ended June 30, 2017, the Company had a net loss of $2,264,119 compared to a net loss of $1,338,630 for the six months ended June 30, 2016.  The increase was mainly due to expenses related to the engagement of brand ambassadors, development of the NABUFIT brand and website, investor relations expenses and increased salary costs.  The Company began generating revenue but slower than anticipated.  Revenue was $1,739 for the six months ended June 30, 2017.

Operating expenses consist mainly of employee salaries and benefits, consulting fees related to the development of the app and website, costs related to the acquisition of brand ambassadors, professional trainers and sports stars, stock based compensation and professional fees.  We expect operating expenses to be at similar levels the rest of the year.

Liquidity and Capital Resources

Since NABUFIT Denmark’s inception in June 2015, it has incurred significant net losses and negative cash flows from operations. During the three and six months ended June 30, 2017, we had a net loss of $1,097,938 and $2,264,119, respectively. For the six months ended June 30, 2017 we used net cash in operating activities of $2,219,763.  At June 30, 2017, we had working capital of $78,830 and an accumulated deficit of $6,675,120.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” noted in the previously filed Form 10-K.

The following table summarizes our cash flows for the six months ended June 30, 2017:

Cash used in operating activities	$ (2,219,763)
Cash used in investing activities	-
Cash provided by financing activities	943,902
Effect of exchange rate changes on cash	39,528
Net decrease in cash	$ (1,236,333)

Number of Employees

As of June 30, 2017, the Company had 14 full-time employees.

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

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at June 30, 2017 and December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) and based upon this evaluation concluded that as of June 30, 2017, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of June 30, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

EXHIBIT NO    DESCRIPTION AND METHOD OF FILING

10.1	Securities Purchase Agreement dated May 9, 2017 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 24, 2017)

10.2	Convertible Promissory Note dated May 9, 2017 (incorporated by reference as Exhibit 10.2 to Form 8-K filed on May 24, 2017).

10.3	Equity Purchase Agreement dated May 9, 2017 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 22, 2017).

10.4	Registration Rights Agreement dated May 9, 2017 (incorporated by reference as Exhibit 10.2 to Form 8-K filed on May 22, 2017).

10.5	Convertible Promissory Note dated June 27, 2017 with MEMP Aps

10.6	Amendment to Convertible Note dated August 14 ,2017

10.7	Common Stock Subscription Agreement dated March 23, 2017 with LF Investments ApS

10.8	Common Stock Subscription Agreement dated March23, 2017 with Hans Kjaer Holding A/S

31.1	Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2	Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABUFIT GLOBAL, INC.

Date:	August 21, 2017	By:	/s/ Brian Mertz
Brian Mertz, Chief Executive Officer

Date:	August 21, 2017	By:	/s/ Robert K Bench
Robert K Bench, Principal Financial Officer