Form 10-Q
period 2017-09-30
NABUfit Global, Inc.
filed 2017-11-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Yes ☐   No☑

As of November 14, 2017, the registrant had 3,359,200 shares of common stock, par value $0.0001, issued and outstanding.

NABUFIT GLOBAL, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Qualitative and Quantitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities	18

Item 3. Defaults upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$31,594	$9,707
Prepaid expenses and other current assets	315,331	72,250
Current assets of discontinued operations	-	4,127,562
Total current assets	346,925	4,209,519

Total Assets	$346,925	$4,209,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$75,174	$36,998
Accrued liabilities	27,752	63,519
Related party payables	5,450	4,733
Convertible notes payable net of debt discount	32,320	-
Derivative liabilities	39,519	-
Current liabilities of discontinued operations	-	2,493,960
Total current liabilities	180,215	2,599,210

Total Liabilities	$180,215	$2,599,210

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized; 3,359,200 and 854,338 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	336	85
Additional paid-in capital	7,945,990	6,055,755
Accumulated deficit	(7,779,616)	(4,411,001)
Accumulated other comprehensive loss	-	(34,530)
Total stockholders' equity	166,710	1,610,309

Total Liabilities and Stockholders' Equity	$346,925	$4,209,519

See accompanying notes to the condensed consolidated financial statements

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$ -	$ -	$ -	$ -

Operating Expenses:
Selling, general and administrative	254,960	404,954	864,547	747,035
Total Operating Expenses	254,960	404,954	864,547	747,035

Loss from Operations	(254,960)	(404,954)	(864,547)	(747,035)

Other Income (Expense):
Interest expense	(89,190)	-	(199,962)	-
Loss on debt settlement	(416,809)	-	(416,809)	-
Gain on derivative	21,907	-	40,972	-
Total Other Income (Expense)	(484,092)	-	(575,799)	-

Net loss from continuing operations	(739,052)	(404,954)	(1,440,346)	(747,035)
Discontinued operations
Gain on sale of subsidiary	9,866	-	9,866	-
Discontinued operations year-to-date	(375,309)	(598,429)	(1,938,134)	(1,594,978)
Net loss from discontinued operations	(365,443)	(598,429)	(1,928,268)	(1,594,978)

Net Loss	$ (1,104,495)	$ (1,003,383)	$ (3,368,614)	$ (2,342,013)

Net loss per common share - basic and diluted:
Continuing operations	(0.70)	(0.57)	(1.50)	(1.12)
Discontinued operations	(0.35)	(0.85)	(2.01)	(2.40)
Total	$ (1.05)	$ (1.42)	$ (3.51)	$ (3.52)

Weighted average common shares outstanding - basic and diluted	1,051,253	706,955	959,244	665,208

Comprehensive Loss:
Net Loss	$ (1,104,495)	$ (1,003,383)	$ (3,368,614)	$ (2,342,013)

Other Comprehensive Income
Translation adjustments	(25,577)	12,144	34,530	39,650
Total Comprehensive Loss	$ (1,130,072)	$ (991,239)	$ (3,334,084)	$ (2,302,363)

See accompanying notes to the condensed consolidated financial statements

NABUFIT GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Net Loss	$(3,368,614)	$(2,342,013)
Net loss from discontinued operations	(1,928,268)	(1,594,978)
Net loss from continuing operations	(1,440,346)	(747,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	81,339	-
Shares issued for services	158,721	613,675
Amorization of debt discount	167,281	-
Gain on derivative	(40,972)	-
Loss on debt settlement	416,809	-
Foreign currency transaction loss	24,353	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(243,081)	120,000
Accounts payable	38,893	30,060
Accrued liabilities	(35,767)	3,000
Net Cash Used in Operating Activities - Continuing Operations	(872,770)	19,700
Net Cash Used in Operating Activities - Discontinued Operations	(1,659,022)	(2,210,690)
Net Cash Used in Operating Activities	(2,531,792)	(2,190,990)

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	559,752	1,433,726
Proceeds from issuance of convertible notes payable	595,040	-
Net Cash Provided by Financing Activities - Continuing Operations	1,154,792	1,433,726
Net Cash Provided by Financing Activities - Discontinued Operations	-	-
Net Cash Provided by Financing Activities	1,154,792	1,433,726
Effect of exchange rate changes on cash	5,968	37,089

Net Decrease in Cash	(1,371,032)	(720,175)
Cash at Beginning of Period	1,402,626	1,133,247
Cash at End of Period	$31,594	$413,072

Noncash Investing and Financing Information:
Beneficial conversion features on convertible debt	$87,686	$-
Derivative liabilities on convertible debt	107,334	-
Conversion of notes payable to common stock	559,334	-
Settlement of derivative liability	26,843	-
Shares of common stock issued for subscriptions	-	514,571
Stock issued for prepaid expenses	-	73,600

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	-	-

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

Nature of Operations — Effective August 30, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) whereby it sold all of the interest held in its operating subsidiaries NABUFIT Denmark, NABUFIT China, and NABUFIT IP (“Operating Subsidiaries”) and consequently ceased its prior operations (“Operations Sale”).  See Note 4 – discontinued operations.  Prior to the Operations Sale, the Company, through its Operating Subsidiaries designed, manufactured and marketed the NABUFIT virtual training and fitness products and services (“NABUFIT Products”).  After completion of the Operations Sale, all of the Company’s equity in the Operating Subsidiaries were transferred and all of its interests in the NABUFIT Product and the associated technology and intellectual property ceased.

Following the Operations Sale, the Company commenced providing business consulting services to several companies in the medical marijuana and cannabis related industries.  These companies include an online company which provides education to healthcare professionals regarding medical cannabis and the endocannabinoid system, a distribution company focused on delivering best in class hemp oil and medical marijuana products and a wellness center delivering medical recommendations to patient and sales of CBD and hemp oil products.

In connection with such consulting agreements, the Company will provide the following services:

·Strategic advisory and services;

·Business services;

·Marketing services;

·Acquisition and development services; and

·Strategic partnership and consolidation services.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $3,368,614 for the nine months ended September 30, 2017 and has an accumulated deficit of $7,779,616 at September 30, 2017.  The Company also used cash in operating activities of $2,531,792 during the nine months ended September 30, 2017.   After the discontinued operations, the financial situation is somewhat improved but the Company still has a net loss from continuing operations of $1,440,346 and net cash used in operating activities – continuing operations of $872,770 for the nine months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2017, may not be indicative of the results that may be expected for the year ending December 31, 2017.

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

Principles of Consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of NABUFIT Global, Inc. and its wholly-owned subsidiaries NABUFIT Denmark, NABUFIT China and NABUFIT IP.  Intercompany balances and transactions have been eliminated in consolidation.  NABUFIT China and NABUFIT IP have been formed but have no activity to date.  All three subsidiaries were sold to an employee of NABUFIT Denmark effective August 30, 2017.  As a result of this action, the current year and prior year disclosures reflect these operations as discontinued operations and prior year financial information has been restated to reflect this accounting treatment.

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

Foreign Currency Transactions and Translations – For the purposes of this report, the functional currency of NABUFIT Denmark is the Danish Krone (DKK), the functional currency of NABUFIT China is the China Yuan Renminbi (CNY), and the functional currency of NABUFIT Global and the reporting currency is U.S. dollars (USD).  The Company translates the assets and liabilities of NABUFIT Denmark and NABUFIT China from the functional currency to U.S. dollars at the appropriate spot rates as of the balance sheet date. Equity balances are translated using historical exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income. Income statement accounts are translated using the average exchange rate during the period.

Monetary assets and liabilities denominated in a currency that is different from the functional currency must first be remeasured from the applicable currency to the functional currency. The effect of this remeasurement process is recognized translation adjustments in our statement of comprehensive loss.

The Company incurred foreign currency transaction losses of $24,353 and $0 during the nine months ended September 30, 2017 and 2016, respectively.  The foreign currency transaction loss was on a convertible note payable denominated in DKK that was settled during September 2017.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of September 30, 2017, the Company had common stock equivalents of 150,148 shares outstanding related to the convertible notes payable.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

Effective August 31, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) with NABUfit Finance ApS, a Danish company (“Buyer”) wherein the Company agreed to sell to Buyer and Buyer agreed to purchase from the Company all of the issued and outstanding shares owned by the Company in its three wholly owned subsidiaries, NABUFIT Denmark, NABUFIT IP and NABUFIT China (the “Subsidiaries”). The purchase price paid by Buyer for the Subsidiaries was DKK 250,000 (USD $40,000), plus possible additional consideration of up to DKK 350,000 ($56,000) in payments related to tax refunds due to the Subsidiaries in the fourth quarter of 2017.

The operating results of NABUFIT Denmark have been classified as discontinued operations for all periods presented.  NABUFIT China and NABUFIT IP were newly formed entities with no operations to report.

The following are the key components of the sale and discontinued operations:

Sales price	$40,000
Expected tax refund	56,000
Carrying value of disposed business, net write off of intercompany receivable	(44,629)
Expenses related to the sale	(1,135)
Loss on sale before write-off of foreign currency translation adjustments	50,236
Write-off of foreign currency translation adjustments recorded in other comprehensive income	(40,370)
Gain on sale of subsidiary	9,866
Discontinued operations year-to-date	(1,938,134)

Loss on sale of discontinued operations	$(1,928,268)

The account classifications that make up the discontinued operations as of December 31, 2016, on the balance sheet, are shown below:

Balance Sheet
12/31/2016
Assets
Cash	1,392,919
Prepaids	2,684,832
VAT receivable	35,283
Deposits	14,528
Current asset of discontinued operations	4,127,562

Liabilities
Accounts payable	(227,091)
Accrued liabilities	(2,241,419)
Related party payables	(25,450)
Current liabilities of discontinued operations	(2,493,960)

NOTE 5 – ACCRUED LIABILITIES

As of September 30, 2017 and December 31, 2016, the Company had accrued liabilities of $27,752 and $2,304,938, respectively. The accrued liabilities as of September 30, 2017 and December 31, 2016 consist mainly of $0 and $2,115,890 due over the next 18 months on an ambassador contract with Neymar that was entered into during the prior year.  This contract was sold as part of the Transfer of shares. See Note 4.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

September 30, 2017

March 23, 2017, the Company issued four convertible notes payable for total cash proceeds of 1,000,000 DKK ($145,034 as of March 23, 2017). The notes bore no interest and matured on May 1, 2017 and automatically converted into shares of the Company’s common stock at $3.00 per share on the maturity date. The fair value of the stock on March 23, 2017 was $4.80 so the Company recognized a beneficial conversion feature and debt discount of $87,020. The discount was amortized over the term of the notes. The balance of the debt discount was $0 as of September 30, 2017.	$-

May 9, 2017 convertible note payable of $58,000 to a third party at 9% interest and February 9, 2018 maturity date; principal and accrued interest is convertible at 65% of market value on the date of conversion; market value is calculated as the average of the 5 lowest close prices of the common stock during the previous 10 trading days; convertible into 22,222 shares at a conversion price of $2.61 as of the May 9, 2017 measurement date; convertible 180 days after the issue date until the maturity date. The Company recorded a derivative of $75,957 on May 9, 2017 due to the variable nature of the conversion price, as well as, a debt discount of $58,000 and a loss on derivative of $17,957.  The discount is amortized over the term of the note.  The derivative was remeasured on June 30, 2017 and September 30, 2017, which resulted in a gain on derivative of $25,287 and $11,151, respectively.  The balance of the debt discount was $27,739 as of September 30, 2017.

60,059

May 10, 2017 convertible note payable of $50,000 to a third party at 0% interest and November 9, 2017 maturity date; on September 29, 2017, the note was converted into 161,290 shares of common stock at $0.31 per share.  The Company recorded a derivative of $49,334 on May 10, 2017 due to the variable nature of the conversion price, as well as, a debt discount of $50,000.  The derivative was remeasured on June 30, 2017 and September 29, 2017, which resulted in a gain on derivative of $11,735 and $10,756, respectively.  Upon conversion to equity, the $26,843 derivative liability was settled with a charge to additional paid-in capital and the remaining debt discount was amortized to interest expense.

-

June 27, 2017 convertible note payable of 2,200,000 DKK ($331,325 at June 27, 2017) to a third party at 12% interest; cash proceeds were net of a loan origination fee of $33,133. Effective September 18, 2017, the Company issued 1,214,333 shares of common stock valued at $0.30 per share, to settle the principal plus accrued interest ($354,839 principal and $9,461 accrued interest based on rates in the settlement agreement). The Company recognized a foreign currency transaction loss of $24,353.	-
Total	60,059

Less debt discount	(27,739)
Balance of convertible notes payable, net	32,320
Less current portion	32,320
Long-term convertible notes payable, net	$-

NOTE 7 – DERIVATIVE LIABILITIES

The Company evaluated the terms of the convertible debt conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that certain features required separate accounting as derivatives. The derivatives were recorded as "derivative liabilities" on the condensed consolidated balance sheets and will be adjusted to reflect fair value at each reporting date. The total fair value of the derivative liabilities at issuance was $107,334. The fair value of the derivative liabilities at September 30, 2017 was $39,519. The Company recognized a gain of $40,972 for the nine months ended September 30, 2017, which is presented as "gain on derivative" on the condensed consolidated statements of operations, and recognized a $26,843 reduction in the derivative liability related to the settlement of a convertible note payable.  The $26,843 was recorded as a credit to additional paid-in capital.

On May 9, 2017, the Company recorded a derivative liability of $75,957 on convertible debt due to the variable nature of the conversion price.  The valuation was based on the Black-Scholes model.  The Company recorded a loss on derivative of $17,957 since the value of the derivative was greater than the proceeds from the convertible note.  As of September 30, 2017, the derivative liability was remeasured at $39,519.

The details are as follows:

	May 9,	June 30,	September 30,
	2017	2017	2017
Stock price at valuation date	$5.10	$2.40	$0.61
Conversion price	$2.61	$1.56	$0.40
Risk free rate	1.07%	1.14%	1.11%
Volatility	160.28%	148.43%	112.12%
Number of shares if converted	22,222	37,656	150,148
Value of derivative	$75,957	$50,670	$39,519
Gain (loss) on derivative	$(17,957)	$25,287	$11,151

On May 10, 2017, the Company recorded a derivative liability of $49,334 on convertible debt due to a round- down provision of the conversion price.  The valuation was based on the Black-Scholes model.  As of September 29, 2017, the derivative liability was valued at $26,843.  The valuation was done as of September 29, 2017 since that is the date the note was converted to shares of common stock.  The details are as follows:

	May 9,	June 30,	September 29,
	2017	2017	2017
Stock price at valuation date	$5.10	$2.40	$0.61
Conversion price	$3.00	$1.56	$0.40
Risk free rate	1.02%	1.05%	0.99%
Volatility	160.26%	124.88%	85.30%
Number of shares if converted	16,667	32,051	125,000
Value of derivative	$49,334	$37,599	$26,843
Gain on derivative	$-	$11,735	$10,756

NOTE 8 – FAIR VALUE MEASUREMENTS

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

Financial Assets Measured on a Recurring Basis

Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$ -	$ -	$ 39,519	$ 39,519

In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

NOTE 9 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. As of September 30, 2017 and December 31, 2016, we had 3,359,200 (post-reverse stock split) and 854,338 (post-reverse stock split) shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

During March 2017, the Company recorded a credit to additional paid-in capital of $87,020 for the beneficial conversion feature described in Note 5.

On April 3, 2017, the Company entered into a Common Stock Subscription Agreement with LF Investments ApS for the purchase of 71,667 shares at the price of $3.00 per share for $215,000.

On May 1, 2017, the Company entered into a Common Stock Subscription Agreement with Hans Kjaer Holding A/S for the purchase of 47,824 shares at the price of $3.00 per share for $143,472.

On May 9, 2017, the Company issued 48,345 shares of common stock at $3.00 per share to settle the convertible notes payable of $145,034.

On September 29, 2017, the Company issued 666,632 shares of common stock for $201,280 of cash; 129,032 of these shares were to Brian Mertz, the CEO.  The Company also issued 1,666,678 shares of common stock for services and settlement of convertible notes payable and accounts payable for $0.61 per share, which was the quoted market price.  Shares issued for services totaled 220,228 and were valued at $134,339; $88,506 of this balance was for Brian Mertz’s salary from October through December 2017, which is classified as a prepaid expenses as of September 30, 2017.  Convertible notes payable of $414,300 were settled for 1,375,623 shares.  Accounts payable of $24,382 were settled for 70,827 shares, which included $5,532 of related party payables to Brian Mertz.  The Company recognized a loss on debt settlement of $416,809 on the settlement of the convertible notes payable and accounts payable.

Total share-based compensation of $81,339 was recognized during the nine months ended September 30, 2017.  As of September 30, 2017, the Company had no unrecognized share-based compensation.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2017 and December 31, 2016, the Company had related party payables of $5,450 and $30,183 to its CEO and Board Chairman for expenses related to the operation of the business.  These payables were due on demand with no interest.  Additional related party transactions were disclosed in Note 9.

NOTE 11 – SUBSEQUENT EVENTS

On October 13, 2017, the Company paid $75,038 to the holder of the convertible promissory note dated May 9, 2017 to settle the outstanding principal and interest.  The payment included a prepayment penalty of $11,876.

On October 11, 2017, Brian Mertz resigned as the Company’s Chief Executive Officer. The resignation was not related to any disagreements with the Company on any matter relating to its operations, policies, practices or any issues regarding financial disclosures, accounting or legal matters.

On October 18, 2017, the Board appointed Mark Mersman as the Company’s Chief Executive Officer and Chief Information Officer and Scott Cox as the Company’s President and Chief Operating Officer.   Pursuant to that appointment, the Company agreed to issue each of Mr. Mersman and Mr. Cox 100,000 shares of the Company’s Common Stock as a signing bonus with the ability to earn additional shares upon meeting certain performance milestones pursuant to their Employment Agreements.

The Incentive Plan was approved by the Nabufit Board on October 18, 2017 and by a majority of the Nabufit stockholders on October 19, 2017. The Incentive Plan permits Nabufit to grant “Awards,” that may consist of stock options, the grant or sale of restricted stock (“Restricted Stock”), stock appreciation rights (“SARs”), or hypothetical units issued with reference to Nabufit common stock (“Restricted Stock Units”), for up to 4,000,000 shares of Nabufit common stock. Awards may be granted under the Incentive Plan to employees, directors, and consultants of Nabufit and its subsidiaries, including also subsidiaries that Nabufit may form or acquire in the future. The Incentive Plan will be administered by the Nabufit Board or by a committee authorized by the Nabufit Board (the “Committee”), which will make all determinations with regard to the grant and terms of Awards, subject to the terms of the Incentive Plan.

Effective October 18, 2017, Directors Mads H. Fredericksen, Jorgen Buhl Rasmussen, Kristoffer Ewald and Allan J. Vestergaard resigned from the Board of Directors.  The resignations were not related to any disagreements with the Company on any matter relating to its operations, policies, practices or any issues regarding financial disclosures, accounting or legal matters.

On October 18, 2017, the shareholders holding a majority of the issued and outstanding shares of the Company’s common stock elected Ole Sigetty, Brian Palm Svaneeng Mertz, Mark Mersman, Scott Cox and

Benjamin Esque as Directors of the Company, to serve until his respective successor is duly elected and qualified or his earlier resignation, death or removal by the stockholders of the Company.  Ole Sigetty and Brian Mertz have previously served as officers and directors of the Company.

On October 18, 2017, the shareholders holding a majority of the Company’s issued and outstanding shares of common stock approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company to “NewBridge Global Ventures, Inc.” (“Amendment”).   The Amendment will be effective on the date which is 20 days after notice is provided to the shareholders of the Company, or about November 21, 2017.

On November 10, 2017, the Company entered into an assignment agreement with Mustang Capital, LLC (“Mustang”) whereby Mustang has assigned all beneficial interest into an existing Management Consulting Agreement with Elevated Portfolio Holdings, LLC.  Mustang is controlled by Mark Mersman, CEO.

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

Executive Summary

Effective August 30, 2017, the Company sold its operating subsidiaries and its operating business.  The Company is currently engaged in providing business consulting services to several companies in the medical marijuana and cannabis related industries.  These companies include an online education company providing education to healthcare professionals on medical cannabis and the endocannabinoid system, a distribution company focused on delivering best in class hemp oil and medical marijuana products and a Wellness center delivering medical recommendations to patient and sales of CBD and hemp oil products.

In connection with such consulting agreements, the Company will provide the following services:

·Strategic advisory and services;

·Business services;

·Marketing services;

·Acquisition and development services; and

·Strategic partnership and consolidation services.

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

Results of Operations

During the three months ended September 30, 2017, the Company had a net loss of $1,104,495 compared to a net loss of $1,003,383 for the three months ended September 30, 2016.  For the three months ended September 30, 2016 and 2017, the net loss from discontinued operations decreased from $598,429 to $365,443, which led to the Company selling the subsidiaries.  For the same time period, the net loss from continuing operations decreased from $404,954 to $739,052.  The decrease was due to cost cutting measures implemented by management.

During the nine months ended September 30, 2017, the Company had a net loss of $3,368,614 compared to a net loss of $2,342,013 for the nine months ended September 30, 2016.  For the nine months ended September 30, 2016 and 2017, the net loss from discontinued operations increased from $1,594,978 to $1,928,268.  For the same time period, the net loss from continuing operations increased from $747,035 to $1,440,346.  The increase was due to the growth of the Company over the past nine months as management tried to make it a viable business.

Operating expenses from continuing operations consist mainly of employee salaries and benefits, investor relations, stock based compensation, professional fees, and interest expense.  We expect operating expenses to be at similar levels the rest of the year.

Liquidity and Capital Resources

Since NABUFIT’s inception in June 2015, it has incurred significant net losses and negative cash flows from operations, which led to the decision by management to sell the Subsidiaries during the third quarter. For the three and nine months ended September 30, 2017, we had a net loss of $1,104,495 and $3,368,614, respectively.  For the same time periods, we had a net loss from continuing operations of $739,052 and $1,440,346, respectively.  For the nine months ended September 30, 2017 we used net cash in operating activities – continuing operations of $872,770.  At September 30, 2017, we had working capital of $166,710 and an accumulated deficit of $7,779,616.

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

The following table summarizes our cash flows for the nine months ended September 30, 2017:

Cash used in operating actitivites	$(2,531,792)
Cash used in investing activities	-
Cash provided by financing activities	1,154,792
Effect of exchange rate changes on cash	5,968
Net increase in cash	$(1,371,032)

Number of Employees

As of September 30, 2017, the Company had no full-time employees.

Disclosure of Contractual Obligations

None

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2017 and December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) and based upon this evaluation concluded that as of September 30, 2017, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2017, the Company entered into an Equity Purchase Agreement dated May 9, 2017 (“Purchase Agreement”) with Kodiak Capital Group, LLC (“Kodiak”), whereby Kodiak agreed to purchase up to 10,000,000 shares of its common stock, par value $0.0001 per share at a price of $0.10 per shares (the resulting in an aggregate gross proceeds to the Company of up to $1,000,000.  In addition, the Company extended a convertible promissory note in the amount of $50,000.  On September 29, 2017, the Company issued Kodiak 161,290 shares of its common stock in full settlement of that agreement.

On or about September 26, 2017 NABUfit Global, Inc. (the “Company”) entered into Subscription Agreements (“Subscription Agreements”) with Zat Invest, Hans Kjaer Holding and Brian Mertz for the purchase of 666,632 shares of restricted common stock for a total consideration of $201,280.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are included as part of this report:

EXHIBIT NO    DESCRIPTION AND METHOD OF FILING

3.1	Amendment to Amended and Restated Certificate of Incorporation.
10.5	Convertible Promissory Note dated June 27, 2017 with MEMP Aps (previously filed as Exhibit 10.5 to quarterly report on form10Q filed August 21, 2017)
10.6	Amendment to Convertible Note dated August 14 ,2017 (previously filed as Exhibit 10.6 to quarterly report on form10Q filed August 21, 2017)
31.1	Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
31.2	Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.l	Form Employment Agreement (Previously filed as Exhibit 99.1 to Form 8k filed on October 20, 2017)
99.2	2017 Equity Plan (Previously filed as Exhibit 99.2 to Form 8k filed on October 20, 2017)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABUFIT GLOBAL, INC.

Date:	November 14, 2017	By:	/s/ Mark Mersman
Mark Mersman, Chief Executive Officer

Date:	November 14, 2017	By:	/s/ Robert K Bench
Robert K Bench, Principal Financial Officer