Form 10-K
period 2017-12-31
NewBridge Global Ventures, Inc.
filed 2018-04-02
CIK 726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11730

NEWBRIDGE GLOBAL VENTURES, INC.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     ☐ Yes   ☑ No

The aggregate number of shares held by non-affiliates of the registrant at June 30, 2017 was 679,416.  The market value of the common stock held by non-affiliates was $1,630,599, based on the closing bid price of $2.40 for the shares of common stock reported on the OTC Markets (“OTCQB”) on June 30, 2017.  Shares held by each officer, each director and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates.

As of April 2, 2018, the registrant had 7,996,854 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

NewBridge Global Ventures, Inc.

Unless otherwise indicated by the context, references herein to the “Company”, “NewBridge”, “we”, “our” or “us” means NewBridge Global Ventures, Inc., a Delaware corporation, and its predecessors.

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

Item 1.   Business

Company History

NewBridge Global Ventures, Inc. (“NewBridge” or the “Company”, formerly NABUFIT Global, Inc.), a Delaware Corporation was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.

Effective August 30, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) whereby it sold all of the interest held in its operating subsidiaries NABUFIT Denmark, NABUFIT China, and NABUFIT IP (“Operating Subsidiaries”) and consequently ceased its prior operations (“Operations Sale”).  See Note 5 – discontinued operations.  Prior to the Operations Sale, the Company, through its Operating Subsidiaries designed, manufactured and marketed the NABUFIT virtual training and fitness products and services (“NABUFIT Products”).  After completion of the Operations Sale, all of the Company’s equity in the Operating Subsidiaries were transferred and all of its interests in the NABUFIT Product and the associated technology and intellectual property ceased.

On October 19, 2017, the shareholders approved of an amendment to the Company’s Certificate of Incorporation effecting a change of the Company’s name from Nabufit Global, Inc. to NewBridge Global Ventures, Inc. to more accurately reflects its business objectives.  The name change was effective as of December 12, 2017 and the Company’s new symbol is “NBGV”.

Nature of Business

NewBridge is an early stage business which provides consulting services related to the legal medical cannabis production and distribution industries.  Prior to September 2017, the Company designed, manufactured and marketed the Nabufit virtual training and fitness products and services.  In September 2017, the Company sold its operating subsidiaries and the related business and as a result changed its business model.

NewBridge is currently engaged in providing business consulting services to several companies in the medical marijuana and cannabis related industries.  These companies include an online education company providing education to healthcare professionals on medical cannabis and the endocannabinoid system, and a distribution company focused on delivering best in class hemp oil and medical marijuana products.

In connection with such consulting agreements, the Company provides the following services:

•Strategic advisory and services;

•Business services;

•Marketing services;

•Acquisition and development services; and

•Strategic partnership and consolidation services.

On February 19, 2018, New Bridge Global Ventures, Inc. (the “Company”) entered into an Asset Purchase Agreement (“Purchase Agreement”) with Elevated Portfolio Holdings, LLC (“Elevated Portfolio”), whereby Elevated Education Inc., a wholly owned subsidiary of the Company (“Elevated”) agreed to purchase the assets of Elevated Portfolio for 2,000,000 shares (“Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”). Elevated Portfolio offers medically focused education modules to health professionals about the use of cannabis for health and wellness.  The Purchase Agreement was closed on February 28, 2018.  As a result, the Company is able to use the acquired assets to continue its consulting business and provide key educational products as part of its service offering.

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

 Employees

As of December 31, 2017, we had 2 full-time employees. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items and amendments, thereto with the Commission.  We provide free access to these filings, as soon as reasonably practicable after filing, on our Internet web site located at www.newbridgegv.com. In addition, the public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other information regarding issuers like the Company.  Information appearing on the Company’s website is not part of any report that it files with the Commission.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

The Company does not own any properties.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares are currently traded on the OTC Markets (“OTCQB”) under the symbol “NBGV”.  The following table presents the high and low bid prices for the years ended December 31, 2017 and 2016.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Year ended December 31, 2017	High	Low

Fourth quarter	$ 2.15	$ 0.50
Third quarter	$ 3.00	$ 0.61
Second quarter	$ 6.00	$ 2.40
First quarter	$ 7.95	$ 4.50

Year ended December 31, 2016	High	Low

Fourth quarter	$ 36.00	$ 12.00
Third quarter	$ 82.50	$ 31.50
Second quarter	$ 66.00	$ 52.50
First quarter	$ 90.00	$ 36.00

Holders

As of December 31, 2017, we had approximately 397 shareholders of record holding 3,695,604 shares of our common stock.  As of December 31, 2016, we had approximately 387 shareholders of record holding 854,338 shares of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

In connection with consummation of the Share Exchange, the Company terminated the 2008 Stock Incentive Plan (“2008 Plan”) put in place by the Company prior to the Share Exchange and plans to adopt a new Stock Incentive Plan in the near future.    As of December 31, 2016, the Company did not have any outstanding options or other awards.  As of December 31, 2017, the Company had 3,017,086 outstanding options.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Sale of Registered Securities on Form S-1

In June 2016, the Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1 for the registration of 166,667 (5,000,000 pre-reverse stock split shares) of its common stock to be sold at a price of $27.60 ($0.92 pre-reverse stock split) share.

In July 2016, the Company sold a total of 50,135 (1,504,050 pre-reverse stock split) shares of its common stock pursuant to the Registration Statement.

In September 2016, the Company issued 3,333 (100,000 pre-reverse stock split) shares of registered common stock to We Partners LLC of which 1,812 shares were for cash and 1,522 shares were for services.

In August and September 2016, the Company issued a total of 11,000 shares of registered common stock to JAX Capital Growth for services.

In December 2016, the Company issued 2,408 post-split shares of registered common stock to certain service providers in exchange for services.  No cash proceeds were received in connection with such issuances. These shares were recorded for book purposes at $21.90 per share, which represented the market price of the Company’s stock at the time of issuance.

In December 2016, the Company issued 5,000 shares of registered common stock to JAX Capital Growth for services.  These shares were recorded for book purposes at $16.50 per share, which represented the market price of the Company’s stock at the time of issuance.

A post-effective amendment to the registration statement file number 333-210325 was filed on March 6, 2018.

Except as specifically stated above, all shares sold or issued under the Registration Statement were booked at $27.60 ($0.92 pre-reverse stock split) per share.  The proceeds from such sales were used as stated in the Registration Statement.

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

On or about September 26, 2017 the Company entered into Subscription Agreements (“Subscription Agreements”) with Zat Invest, Hans Kjaer Holding and Brian Mertz for the purchase of 666,632 shares of restricted common stock for a total consideration of $201,280.

Effective December 1, 2017, we entered into the Purchase Agreement, dated November 22, 2017, with Kodiak. Under the Purchase Agreement, we may from time to time, in our discretion, sell shares of our common stock to GHS for aggregate gross proceeds of up to $2,000,000. Unless terminated earlier, Kodiak’s purchase commitment automatically terminated on the earlier of the date on which Kodiak shall have purchased our shares pursuant to the Purchase Agreement for an aggregate purchase price of $2,000,000, or December 31, 2020.  The Purchase Agreement, the Registration Rights Agreement and the Advisory Services Agreement was terminated on January 31, 2018, effective March 2, 2018.

On December 14, 2017, the Company issued 150,000 restricted shares of common stock to PCG Holdings, Inc., 100,000 restricted shares to Mark Mersman and 100,000 restricted shares to Scott Cox in exchange for services.  In addition, Mr. Mersman and Mr. Cox received options to purchase an additional 3,017,085 of the Company’s common shares total to Mr. Mersman and Mr. Cox.  These options are subject to vesting based upon the achievement of certain milestones.

The Company relied on the statutory exemption from registration found in Section 4(a)(2) of the Securities Act and comparable Utah and Delaware state provisions and also the provisions of Regulation S for offerings and issuances to non-U.S. persons.  The Company believes that all purchasers would have qualified as accredited investors to the extent that the offerings were conducted under Regulation D.  The Company made no state or SEC filings for such offerings and issuances.  No underwriters were used in such offerings.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the years ended December 31, 2017 and 2016. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Summary

The following discussion highlights the results of operations for NewBridge Global Ventures, Inc. and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s audited financial statements contained in this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

The Company’s consolidated operations include the operations of NewBridge Global Ventures, Inc. and its wholly owned subsidiaries for the years ended December 31, 2017 and 2016.

During the year ended December 31, 2017, the Company had a net loss of $4,201,111, which consisted of a net loss from continuing operations of $2,257,094 and a net loss from discontinued operations of $1,944,017.  During the year ended December 31, 2016, the Company had a net loss of $4,038,605, which consisted of a net loss from continuing operations of $1,397,441 and a net loss from discontinued operations of $2,641,164.

Operating expenses consisted of selling, general and administrative expenses on NewBridge, mostly related to stock compensation to management and third-party service providers.  It is difficult to compare 2017 and 2016 due to the major changes in the operations of the Company with the sale of subsidiaries during 2017. The Company’s selling, general and administrative expenses are expected to be substantially less during 2018 than in 2017 due to the reduced operations.

Liquidity and Capital Resources

The Company has incurred significant net losses and negative cash flows from operations. For the years ended December 31, 2017 and 2016, we had net losses of $4,201,111 and $4,038,605, respectively. At December 31, 2017, we had an accumulated deficit of $8,612,112.

At December 31, 2017, we had cash of $4,143. We have financed our operations principally through the sale of common stock. During 2017 and 2016, we received net proceeds of $559,752 and $3,139,445, respectively, from the issuance of shares of NewBridge Global Ventures, Inc.’s common stock.

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

The following table summarizes our cash flows for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
Cash used in operating activities	$(2,484,391)	$(2,876,044)
Cash provided by finance activities	1,079,940	3,139,445
Effect of exchange rate changes on cash	5,968	5,978
Net increase (decrease) in cash	$(1,398,483)	$269,379

These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.  The Company has no off-balance sheet financing arrangements as of December 31, 2017.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) concluded that as of December 31, 2017, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During 2017, management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework-2013. As part of this assessment, management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. Based on this assessment, management has determined that internal controls were not effective.  The Company has engaged a third-party service provider with the necessary financial expertise to provide additional oversight of financial reporting. In addition, the board of directors, as part of their review of the quarterly and annual financial statements, has complete access to the detailed financial information of the Company for further review and verification of all financial transactions during the reporting periods. Management believes these changes and detailed review by the board of directors enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year and quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Subsequent issuances

On February 6, 2018, the Board approved the vesting of 15,000 shares and 2,817,085 options.  On March 2, 2018 Mr. Mersman and Cox each exercised the option to purchase 1,000,000 shares each.  These purchased shares were issued on March 5, 2018.

On February 6, 2018, we entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, through puts made from time to time by the Company, up to $2,000,000 worth of the shares of the Company’s common stock, par value $0.0001 per share.  In accordance with the terms of the Financing Agreement and the Registration Rights Agreement dated February 6, 2018 between the Company and GHS (“Registration Agreement”), the Company is required to register the Shares on Form S-1 with the Securities and Exchange Commission (“SEC”) as a condition precedent to GHS’s obligation to close on the purchase of the Shares.

In February 2018, the Company sold 301,250 shares of its common stock pursuant to a private placement to six (6) accredited investors at $0.40 per share for an aggregate purchase price of $120,500.

On February 19, 2018, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Elevated Portfolio Holdings, LLC (“Elevated Portfolio”), whereby Elevated agreed to purchase the assets of Elevated Portfolio for 2,000,000 shares of the Company’s common stock, par value $0.0001 per share. The shares were valued at $2,700,000 based on the market price of $1.35 per share on February 19, 2018. Elevated Portfolio offers medically focused education modules to health professionals about the use of cannabis for health and wellness.  The Purchase Agreement was closed on March 2, 2018.  As a result, the Company is able to use the acquired intellectual property assets to continue its consulting business and provide key educational products as part of its service offering.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our board of directors is responsible for the overall management of the Company and appoints the executive officers who are responsible for administering our day-to-day operations.  Our executive officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.  The following table identifies our directors and officers as of December 31, 2017.

Name	Age	Position	Term of Office

Brian Mertz	42	Director	One year

Ole Sigetty	58	Director	One year

Ben Esque	41	Director	One year

Mark Mersman	50	Chairman, Chief Executive Officer	N/A

Scott Cox	45	Director, President	NA

Robert K. Bench	68	Chief Financial Officer	N/A

Executive Officers

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

Mark Mersman, Chief Executive Officer - Mr. Mersman currently serves as a consultant to three ancillary cannabis companies. Mark has also been providing consulting services for two cannabis focused investment funds since 2016.  In early 2017 Mark worked with David Nagel, Esq. of Feldmann Nagel, LLC, a prominent cannabis law firm, to lobby for the passage of Colorado S.B. 25. The bill was passed and a portion of the Colorado Marijuana Tax Cash Fund was appropriated to education for the CO public school system. Previously, Mr. Mersman co-founded and served as President of Unity Resources, LLC and Legacy Income Properties, LLC. Mr. Mersman had been leading a team in evaluating and investing in minerals and royalties for families and institutions.  Mr. Mersman has formed and has managed over 10 private investment funds, altogether encompassing over $10 million and in excess of 100 mineral and royalty acquisitions and divestitures. Mr. Mersman was founder and President of Mersman Capital Management, Inc., a private wealth advisory firm formed in September 2007 that provided portfolio management for a small group of high net worth individuals. Mersman Capital Management’s portfolio was sold and transitioned to another advisory firm in December of 2015. Prior to forming Mersman Capital Management, Mr. Mersman served as Regional Vice President for Fisher Investments from April 2000 to September 2007, where he managed a combined client portfolio of representing over $200 million. Mr. Mersman has previously held FINRA licenses 7, 63, and 65, and held the designation of Chartered Retirement Planning Counselor. Mr. Mersman is a graduate with a B.B.A. in Marketing and Finance from the University of Arkansas.

Scott Cox, President - Mr. Cox has over 20 years of experience in the management and operations of public and private companies. Since October 2015, Mr. Cox has served as a Principal in Basin Capital, Inc., a private family office focused on the acquisition and divestiture of oil and gas properties and various entrepreneurial ventures. Prior to Basin Capital, from July 2013 to October 2015, Mr. Cox served as Vice President of Land for Breitling Energy Corporation where he was instrumental in acquiring over $20 million in producing and non-producing oil and gas properties. Prior to that he served as Director of Operations for Frontier Oilfield Services, Inc from September 2012 where he helped lead a public company acquisition and roll-up of 2 privately owned oilfield service companies. Mr. Cox attended Eastern New Mexico University where he studied Business Administration.

Robert Bench, Chief Financial Officer - Robert K. Bench has served as our Chief Financial Officer since October 2007 and as a member of our Board of Directors from December 2007 until 2014.  Mr. Bench was a founder and since April 1999 has been a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”). From January 2005 until April 2007, he also served as the Chief Financial Officer of Innuity, Inc. (INNU), software as a service company that delivers applications for small business. From November 2000 until August 2004, he also served as Chief Financial Officer of The SCO Group (SCOX), a developer and marketer of software applications and operating systems. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

Non-Employee Directors

Brian Mertz, Director - Mr. Mertz has over twenty years of experience working with start-up enterprises where he has served on management teams, boards of directors and in executive level management positions.  Mr. Mertz has special qualifications within international negotiations, management, merger & acquisitions, public offerings, sales, business development and business-to-business marketing. Currently, Mr. Mertz serves as CEO of Medican APS, a Danish Medical Cannabis cultivator as well as Chairman of the Board for Nube Serena, an Uruguay based industrial Hemp producer. Mr. Mertz served as Chief Operations Officer of the Nasdaq listed IT-security company EuroTrust in the period of 2001 to 2004, where he worked with the company’s largest shareholder, VeriSign (now Symantec).  Mr. Mertz was the co-founder and Chief Executive Officer of Guava A/S, a Danish online marketing company listed on the Danish Stock Exchange from the period 2004 to 2009 and Chief Executive Officer of the Norwegian listed entertainment company Gaming Innovation Group Inc. during the period 2012 to 2014. Mr Mertz is educated with a BA in Organization and Marketing from Niels Brock Business College in Copenhagen, Denmark.

Ole Sigetty, Director - Mr. Sigetty is an experienced professional with more than 30 years as an attorney-at-law in Denmark.  Mr. Sigetty is admitted to the Supreme Court of Denmark where he appears regularly. Mr. Sigetty is a senior partner of the Law Firm Németh & Sigetty A/S, Copenhagen, Denmark. During his professional work, Mr. Sigetty, has practiced business law and litigation with a focus on M&A transactions, contract law, and public listings. Mr. Sigetty has served on several boards as both director chairman including the position of chairman of the board of Guava A/S, a Danish online marketing company listed on the Danish Stock Exchange in the period 2004-2009, director and chairman of the board Norwegian listed entertainment company, Gaming Innovation Group Inc., in the period 2012-2013, director and chairman of the board of International Food Science Center A/S and director of MMC Optical A/S, director of Seven Seas Clothing Co. A/S.  Mr. Sigetty holds a Master of Arts in Journalism and Public Affairs from the

American University in Washington D.C.

Benjamin Esque, Director - Mr. Esque is serial entrepreneur with a breadth of experience in the health care industry with a focus in the medical device and diagnostic arena. He has been involved in multiple startups and has a distinct experience in business development, product distribution licensing, and sales and marketing strategy. Mr. Esque has held multiple positions within the pharmaceutical, medical device, and biotechnology diagnostic industries.  Since 2014, he has served in key account management positions for Abiomed (ABMD), an S&P 400 medical device implant company. Previously, Mr. Esque was responsible for various strategic and training initiatives with Edwards Lifesciences (EW) pertaining to the US commercial launch of Transcatheter Heart Valves. Prior to that he led the global training and development for a division Johnson & Johnson and was a regional sales manager with KOS Pharmaceuticals, which was acquired by Abbot Laboratories for $4.1b. Mr. Esque holds a degree in business administration with a concentration in marketing from the University of California.

Additional Directors

On March 15, 2017, the Company filed a Schedule 14C Definitive Information Statement relating to the election of Directors Allen J. Vestergard, Anette Nogaard, Kristoffer Ewald and Jorgen Bulh Rasmussen to our Board of Directors for a term of one year.  The new directors were elected pursuant to an action by written consent in lieu of a meeting dated March 14, 2017 executed by stockholders of the Company holding a majority of the issued and outstanding shares of the Company’s common stock and is effective as of April 5, 2017.  The election of the directors follows the resignation of Soren Jonassen and Morten Krarup.

Effective October 18, 2017, Directors Mads H. Fredericksen, Jorgen Buhl Rasmussen, Kristoffer Ewald and Allan J. Vestergaard resigned from the Board of Directors.  Directors Annette Nogaard and Morton Albaek also resigned later in 2017.  The resignations were not related to any disagreements with the Company on any matter relating to its operations, policies, practices or any issues regarding financial disclosures, accounting or legal matters.

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

Audit Committee. Soren Jonassen and Brian Mertz serve as members of the Audit Committee, with Mr. Jonassen serving as Chairman. Our Board of Directors has determined that Mr. Jonassen satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B promulgated by the SEC. Each member of our Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flows. The functions of the Audit Committee are primarily to: (a) facilitate the integrity of our financial statements and internal controls, (b) oversee our compliance with legal and regulatory requirements related to accounting and/or financial controls, (c) evaluate our independent registered public accounting firm’s qualifications and independence, (d) oversee the performance of any internal audit function that we may adopt and oversee our independent registered public accounting firm, and (e) review our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards related to accounting and/or financial controls we have adopted. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on the Company’s website, www.newbridgegv.com. Except as otherwise required by applicable laws, regulations or listing standards or our Audit Committee Charter, major decisions regarding our activities and operations are considered by our Board of Directors as a whole.

Director Nominations.  We have not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when our board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address of our executive offices.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.newbridgegv.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the years ended December 31, 2017 and 2016.  No other executive officers received total annual compensation in excess of $100,000.

Person	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Comp ($)	All Other Comp ($)	Total ($)
Mark Mersman (1)	2017	$ 25,000		$ 51,000	$ 136,286			$ 212,286
Scott Cox (2)	2017	$ 25,000		$ 51,000	$ 136,286			$ 212,286
Morten Krarup (3)	2016	$ 123,700						$ 123,700
	2017	$ 82,000						$ 82,000
Ulrik Moll (4)	2016	$ 117,735						$ 117,735
Robert K. Bench (5)	2016	$ 90,500						$ 90,500
	2017	$ 112,000		$ 230,002				$ 112,000
Brian Mertz (6)	2016	$ 40,500		$ 88,506				$ 270,502
	2017	$ 124,055						$ 212,561

(1)Mr. Mersman has served as the Company’s Chief Executive Officer since October 18, 2017.

(2)Mr. Cox has served as the Company’s President and Chief Operating Officer since October 18, 2017.

(3)Mr. Krarup was appointed as the Company’s Chief Business Development Officer on July 1, 2015

(4)Mr. Moll served as the Company’s Chief Executive Officer from June 26, 2015 to July 6, 2016.

(5)Mr. Bench has served as the Company’s Chief Financial Officer since November 30, 2008.

(6)Mr. Mertz served as the Company’s Chief Executive Officer from July 6, 2016 to October 18, 2017.

Outstanding Equity Awards at December 31, 2017

On October 12, 2017, pursuant to its 2017 Equity Incentive Plan, the Company granted options to Mark Merman, CEO and Scott Cox, President and COO, to purchase 1,508,543 shares of common stock each (3,017,086 total).  The options have an exercise price of $0.01 per share and expire December 31, 2018.  The options are exercisable upon achievement of various milestones.  As of December 31, 2017, no options were exercisable.  The combined stock options were valued at $1,518,884 using the Black-Scholes Option Pricing Model.  The Company recognized share-based compensation on these stock options of $272,572 during 2017 and has $1,246,312 of unrecognized share-based compensation that will be recognized ratable over the year ended December 31, 2018.

Employment Agreements

On October 18, 2017, the Board appointed Mark Mersman as the Company’s Chief Executive Officer and Chief Information Officer and Scott Cox as the Company’s President and Chief Operating Officer.   The Company entered into employment agreements with Mark Mersman and Scott Cox.  The agreements called for the initial issuance of 100,000 shares to each of them and up to an additional 75,000 shares and 1,508,543 options to each based on the meeting of certain milestones.   The 100,000 shares to each of Mr. Mersman and Mr. Cox were issued on December 14, 2017.  15,000 shares and 2,817,085 options vested on February 6, 2018, and Mr. Mersman and Mr. Cox exercised the option to purchase 1,000,000 shares each on March 2, 2018.  These shares were issued on March 5, 2018.

The Company entered into a six-month employment agreement with Brian Mertz, effective July 1, 2016 to December 31, 2016.  The agreement called for the issuance of 1,389 post-split shares of common stock per month (8,334 total), which were issued and fully expensed during 2016.

During November 2016, the Board of Directors approved stock payments of 200 post-split shares of common stock to each of ten employees.  The shares were issued December 14, 2016.

During August 2016, the Company entered into an agreement with Peter Holvad, effective September 1, 2016 to February 17, 2017.  The agreement called for the issuance of 500 post-split shares of common stock.  The shares were issued December 14, 2016, and the stock compensation was recognized ratably over the contract period.

During November 2016, the Board of Directors approved a stock payment of 356 post-split shares of common stock to Helle Wittrup based on a consulting agreement.

As of December 31, 2017 and 2016, there were 3,017,086 and 0 options outstanding, respectively.

Compensation of Directors

Director Compensation Table

The following table sets forth information for the years ended December 31, 2017 and 2016, regarding the compensation awarded to, earned by or paid to the Company’s non-employee directors.  Compensation for those directors that also are part of the Company’s management team is set forth in the section entitled “Executive Compensation” below.

Name	Year	Fees Earned or Paid in Cash($)	Option Awards ($)(1)	Stock Awards ($)	Total($)
Mads H. Frederiksen	2017	$ -	$ -	$ 5,000	$ 5,000
	2016	-	-	15,000	15,000
Soren Jonassen	2017	-	-	-	-
	2016	-	-	10,000	10,000
Ole Sigetty	2017	-	-	5,000	5,000
	2016	-	-	10,000	10,000
Morten Krarup	2017	-	-	-	-
	2016	-	-	10,000	10,000
Morton Albaek	2017	-	-	5,000	5,000
	2016	-	-	10,000	10,000
Allen Vertergaard	2017	-	-	15,000	15,000
Jorgen Rasmussen	2017	-	-	5,000	5,000
Annette Norgaard	2017	-	-	2,900	2,900
Kristoffer Ewald	2017	-	-	2,900	2,900
(1)		There were no Option Awards to non-executive directors during the years ended December 31, 2017 or 2016.

In August 2016, the Board of Directors approved stock compensation for the period July 1, 2016 to June 30, 2017.  Each of the four board members would receive 725 post-split shares of common stock, the chairman would receive 1,087 post-split shares of common stock and the secretary would receive 272 post-split shares of common stock.  The shares were issued during 2017, prior to the end of the contract period.

In August 2016, the Board of Directors approved stock payments for services to Directors Soren Jonassen (1,033 post-split shares) and Ole Sigetty (2,138 post-split shares) for professional services from July 1, 2016 to June 30, 2017.  The shares were issued during 2017, prior to the end of the contract period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our Common Stock at April 2, 2018, by:

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

The percentage of shares beneficially owned is computed on the basis of 7,996,854 shares of common stock outstanding March 30, 2018. Shares of common stock that a person has the right to acquire within 60 days of March 30, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders

Elevated Portfolio Holdings, LLC	2,000,000	—	2,000,000	25.0%
Memp ApS	1,233,499	—	1,233,499	15.4%

Other Officers and Directors
Mark Mersman	1,100,000	583,543	1,683,543	21.1%
Scott Cox	1,100,000	583,542	1,683,542	21.1%
Brian Mertz (3)	336,576	—	336,576	4.2%
Ben Esque	—	30,000	30,000	*
Robert Bench (4)	29,570	—	29,570	*
Ole Sigetty (5)	19,676		19,676	*
All current directors and executive officers as a group (six persons)	2,585,822			32.34%

Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1) (2)

The address is the address of the Company, 626 East 1820 North, Orem, UT 84097.

 Except as indicated, each person has sole voting and/or investment power over the shares listed, subject to applicable community property laws.  There are no options granted or outstanding.

(3)

Mr. Mertz was the Company’s Chief Executive Officer.  This amount Includes 9,365 shares owned by World Wide Investment Fund Ltd., 21,467 shares owned by Stratega ApS, 5,500 shares owned by Growthcom ApS and 733 shares held by the DTC on behalf of Hansard Pension Fund which may be deemed to be beneficially owned by Mr. Mertz who is a control person in each company.

(4)	Includes 300 shares owned by Vector Capital, LLC, an entity controlled by Mr. Bench, President and Chief Financial Officer
(5)	Includes 2,222 shares owned by FPP ApS, an entity owned and controlled by Mr. Sigetty, a member of the Board of Directors

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On May 18, 2017, the Company entered into an Equity Purchase Agreement dated May 9, 2017 (“First Purchase Agreement”) with Kodiak Capital Group, LLC (“Kodiak”), whereby Kodiak agreed to purchase up to 10,000,000 shares of its common stock, par value $0.0001 per share at a price of $0.10 per shares (the resulting in an aggregate gross proceeds to the Company of up to $1,000,000.  In addition, the Company extended a convertible promissory note in the amount of $50,000.  On September 29, 2017, this First Purchase Agreement was terminated and the Company issued to Kodiak 161,290 shares of its common stock in full settlement of those obligations.

Effective August 31, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) with NABUfit Finance ApS, a Danish company (“Buyer”) wherein the Company agreed to sell to Buyer and Buyer agreed to purchase from the Company all of the issued and outstanding shares owned by the Company in its three wholly owned subsidiaries, NABUFIT Denmark, NABUFIT IP and NABUFIT China (the “Subsidiaries”).  The purchase price paid by Buyer for the Subsidiaries was DKK 250,000 (USD $40,000), plus possible additional consideration of up to DKK 350,000 ($56,000) in payments related to tax refunds due to the Subsidiaries in the fourth quarter of 2017.  The actual tax refund ended up being approximately $40,000.

On or about September 26, 2017, the Company entered into Subscription Agreements (“Subscription Agreements”) with Zat Invest, Hans Kjaer Holding and Brian Mertz for the purchase of 666,632 shares of restricted common stock at a per share price of $0.31 per share for a total consideration of US $201,280.  The purchase of the shares was consummated on or about October 5, 2017.

On October 18, 2017, the Board appointed Mark Mersman as the Company’s Chief Executive Officer and Chief Information Officer and Scott Cox as the Company’s President and Chief Operating Officer.   The Company entered into employment agreements with Mark Mersman and Scott Cox.  The agreements called for the initial issuance of 100,000 shares to each of them and up to an additional 75,000 shares and 1,508,543 options to each based on the meeting of certain milestones.   The 100,000 shares to each of Mr. Mersman and Mr. Cox were issued on December 14, 2017.  Options for an additional 2,832,085 shares vested on February 6, 2018, and Mr. Mersman and Mr. Cox exercised the option to purchase 1,000,000 shares each on March 2, 2018.  These shares were issued on March 5, 2018.

Effective December 1, 2017, we entered into the Purchase Agreement, dated December 1, 2017, with Kodiak. Under the Purchase Agreement, we could from time to time, in our discretion, sell shares of our common stock to Kodiak for aggregate gross proceeds of up to $2,000,000. This Purchase Agreement was terminated by the Company on February 1, 2018, effective as of March 2, 2018.

On February 19, 2018, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Elevated Portfolio Holdings, LLC (“Elevated Portfolio”), whereby Elevated Education Inc., a wholly owned subsidiary of the Company, (“Elevated”) agreed to purchase the intellectual property assets of Elevated Portfolio for 2,000,000 shares of the Company’s common stock, par value $0.0001 per share. Elevated Portfolio offers medically focused education modules to health professionals about the use of cannabis for health and wellness.  The Purchase Agreement was closed on March 5, 2018.  Prior to the acquisition of the intellectual property of Elevated Portfolio, Mark Mersman, the Company’s Chief Executive Officer, served as a consultant to Elevated Portfolio since the company was founded.

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

This Agreement expired December 19, 2016. The Company entered into a second Consulting Services Agreement with JAX Capital Growth, LLC on December 15, 2016, which expired March 15, 2017. JAX received 16,000 post-split shares of registered common stock for its services.

On August 19, 2016, the Company entered into a Private Placement and Advisory Agreement with Arrowhead Capital Advisors, a division of Trump Securities, LLC (“Arrowhead”) for services related to the sell of the Company’s securities.  In exchange for its services, Arrowhead received $10,000 and will be paid 10% of the aggregate amount of a Transaction, if and when closed. As of April 5, 2017 no transaction had been closed.

On November 1, 2016, the Company entered into a Finders’ Fee Agreement with Newbridge Securities Corporation (“Newbridge”) for services related to the sale of the Company’s securities.  In exchange for its services, Newbridge received $10,000 and would have been paid a cash fee of 10% of the aggregate amount of an equity Transaction and 5% of the aggregate amount of a debt transaction, if and when closed.  Newbridge is no longer providing services for the Company. No transaction ever closed.

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

Item 14.  Principal Accountant Fees and Services

Sadler, Gibb & Associates, LLC (“Sadler Gibb”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2016 and 2017.  Principal accounting fees for professional services rendered for us by Sadler Gibb for the years ended 2016 and 2017 are summarized as follows:

2016 Audit fees	$37,000
2017 Audit fees	$38,822

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

Audit Related Fees.  Audit related fees during 2017 were for professional services related to the S-1 filings.  Audit related fees for 2017 were $4,300.

Tax and Other Fees.  There were no tax or other fees paid during the years ended December 31, 2017 and 2016.

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

Shareholder ratification of the selection of Sadler Gibb as our independent registered public accounting firm is not required by our Bylaws or otherwise. However, the Audit Committee intends to submit the selection of Sadler Gibb to our shareholders for ratification at our upcoming annual meeting of shareholders as a matter of good corporate governance. If our shareholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time if the Audit Committee determines that such a change would be in the best interests of NewBridge and our shareholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description and method of filing
3.1	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).
3.2	Certificate of Amendment of Certificate of Incorporation Registrant, filed on March 19, 2012 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on April 5, 2012).
3.3	Amended and Restated Certificate of Incorporation, effective December 15, 2014 (incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 24, 2014).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective July 3, 2015.*
3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective December 10, 2015 (incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K filed on December 3, 2015)

3.6	Amended and Restated Certificate of Incorporation, effective June 27, 2017 (incorporated by references to Exhibit 3.6 to Form S-1 filed on July 31, 2017)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective November 21, 2017.
3.8	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on May 14, 2008)
10.1	Equity Purchase Agreement with Kodiak Capital Group, LLC dated May 8, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K dated May 22, 2017)
10.2	Registration Rights Agreement with Kodiak Capital Group, LLC dated May 8, 2017 (incorporated by reference as Exhibit 10.2 to Form 8K dated May 22, 2017)
10.3	Securities Purchase Agreement with Power UP Lending Group LTD dated May 9, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K dated May 24, 2017)
10.4	Convertible Promissory Note with Power UP Lending Group LTD dated May 9, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K dated May 24, 2017)
10.5	Agreement on Transfer of Shares (incorporated by reference as Exhibit 10.1 to Form 8-K filed on September 1, 2017)
10.6	Employment Agreement dated October 16, 2017 with Scott Cox**
10.7	Employment Agreement dated October 16, 2017 with Mark Mersman**

Exhibit No.	Description and method of filing
10.8	Equity Purchase Agreement with Kodiak Capital Group, LLC dated November 22, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K filed on December 8, 2017)
10.9	Registrations Rights Agreement with Kodiak Capital Group, LLC dated November 22, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K filed on December 8, 2017)
10.10	Advisory Services Agreement with Kodiak Capital Group, LLC**
10.11	Convertible Promissory Note with Kodiak Capital Group, LLC**
10.12	Amendment to Note with Kodiak Capital Group, LLC**

10.13	Settlement Agreement with Kodiak Capital Group, LLC**
10.14	Termination of Agreements with Kodiak Capital Group, LLC **
10.15	Equity Finance Agreement with GHS Capital dated February 6, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on February 13, 2018).
10.16	Registration Rights Agreement with GHS Capital dated February 6, 2018 (incorporated by reference as Exhibit 10.2 to Form 8-K filed on February 13, 2018).
10.17	Asset Purchase Agreement with Elevated Portfolio Holdings, LLC dated February (incorporated by reference as Exhibit 10.1 to Form 8-K filed on February 27, 2018)
10.18	Form of Subscription Agreement for Private Placement**
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

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 2, 2018	NewBridge Global Ventures, Inc., a Delaware corporation
/S/ Mark Mersman
Mark Mersman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	April 2, 2018	/S/ Robert K. Bench
Robert K. Bench, Chief Financial Officer

Date:	April 2, 2018	/S/ Mark Mersman
Mark Mersman, Chief Executive Officer, Chairman

Date:	April 2, 2018	/S/ Scott Cox
Scott Cox, President, Director

Date:	April 2, 2018	/S/ Ole Sigetty
Ole Sigetty, Director, Secretary

Date:	April 2, 2018	/S/ Brian Mertz
Brian Mertz, Director

Date:	April 2, 2018	/S/ Ben Esque
Ben Esque, Director

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

(FORMERLY NABUFIT GLOBAL, INC.)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting FirmF2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2017 and 2016F3

Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended December 31, 2017 and 2016F4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended
December 31, 2017 and 2016F5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2017 and 2016F6

Notes to Consolidated Financial StatementsF7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NewBridge Global Ventures, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NewBridge Global Ventures, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Salt Lake City, UT

April 2, 2018

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
(FORMERLY NABUFIT GLOBAL, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$4,143	$9,707
Prepaid expenses and other current assets	7,500	72,250
Current assets of discontinued operations	-	4,127,562
Total current assets	11,643	4,209,519

Total Assets	$11,643	$4,209,519

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$43,335	$36,998
Accrued liabilities	70,034	63,519
Related party payables	1,988	4,733
Current liabilities of discontinued operations	-	2,493,960
Total current liabilities	115,357	2,599,210

Total Liabilities	$115,357	$2,599,210

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized; 3,695,604 and 854,338 shares issued and outstanding at December 31, 2017 and 2016, respectively.	370	85
Additional paid-in capital	8,508,028	6,055,755
Accumulated deficit	(8,612,112)	(4,411,001)
Accumulated other comprehensive loss	-	(34,530)
Total stockholders' equity (deficit)	(103,714)	1,610,309

Total Liabilities and Stockholders' Equity (Deficit)	$11,643	$4,209,519
The accompanying notes are an integral part of these consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
(FORMERLY NABUFIT GLOBAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2017	2016
Operating Expenses:
Selling, general and administrative	$1,701,096	$1,397,442
Total Operating Expenses	1,701,096	1,397,442

Loss from Operations	(1,701,096)	(1,397,442)

Other Income (Expense):
Interest expense	(179,880)	-
Loss on debt settlement	(417,090)	-
Gain on derivative	40,972	-
Total Other Income (Expense)	(555,998)	-

Net loss from continuing operations	(2,257,094)	(1,397,442)
Discontinued operations
Loss on sale of discontinued operations	(5,883)	-
Loss from discontinued operations	(1,938,134)	(2,641,163)
Net loss from discontinued operations	(1,944,017)	(2,641,163)

Net Loss	$(4,201,111)	$(4,038,605)

Net loss per common share - basic and diluted:
Continuing operations	(1.42)	(2.05)
Discontinued operations	(1.23)	(3.87)
Total	$(2.65)	$(5.92)

Weighted average common shares
outstanding - basic and diluted	1,584,321	682,517

Comprehensive Loss:
Net Loss	$(4,201,111)	$(4,038,605)

Other Comprehensive Income
Translation adjustments	34,530	5,848
Total Comprehensive Loss	$(4,166,581)	$(4,032,757)
The accompanying notes are an integral part of these consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
(FORMERLY NABUFIT GLOBAL, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2015	647,908	$65	$1,673,753	$(372,396)	$(40,378)	$1,261,044

Stock issued for cash	157,160	16	3,139,429	-	-	3,139,445
Stock issued for services	34,722	3	889,154	-	-	889,157
Stock issued for share-based compensation	14,548	1	353,419	-	-	353,420
Foreign currency translation adjustments	-	-	-	-	5,848	5,848
Net loss	-	-	-	(4,038,605)	-	(4,038,605)

Balance at December 31, 2016	854,338	$85	$6,055,755	$(4,411,001)	$(34,530)	$1,610,309

Stock issued for cash	786,123	79	559,673	-	-	559,752
Stock issued for services	370,228	37	321,802	-	-	321,839
Stock issued for share-based compensation	203,716	20	183,321	-	-	183,341
Stock options issued for share-based compensation	-	-	272,572	-	-	272,572
Stock issued for convertible debt	1,423,968	142	1,002,843	-	-	1,002,985
Beneficial conversion feature on convertible debt	-	-	87,687	-	-	87,687
Stock issued for settlement of liabilities	57,231	7	24,375	-	-	24,382
Foreign currency translation adjustments	-	-	-	-	34,530	34,530
Net loss	-	-	-	(4,201,111)	-	(4,201,111)

Balance at December 31, 2017	3,695,604	$370	$8,508,028	$(8,612,112)	$-	$(103,714)
The accompanying notes are an integral part of these consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
(FORMERLY NABUFIT GLOBAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016

Cash Flows From Operating Activities
Net loss	$(4,201,111)	$(4,038,605)
Net loss from discontinued operations	1,944,017	2,641,164
Net loss from continuing operations	(2,257,094)	(1,397,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	455,913	353,420
Stock issued for services	321,839	820,407
Stock issued for settlement of liabilities	24,382	-
Amortization of debt discount	170,013	-
Gain on derivative	(40,972)	-
Loss on debt settlement	417,090	-
Foreign currency transaction loss	24,353	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	64,750	126,500
Accounts payable	3,592	32,825
Accrued liabilities	6,515	61,367
Related party payables	-	4,733
Net Cash Used in Operating Activities - Continuing Operations	(809,619)	1,811
Net Cash Used in Operating Activities - Discontinued Operations	(1,674,772)	(2,877,855)
Net Cash Used in Operating Activities	(2,484,391)	(2,876,044)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	559,752	3,139,445
Proceeds from issuance of convertible notes payable	595,226	-
Payments to settle convertible notes payable	(75,038)	-
Net Cash Provided by Financing Activities - Continuing Operations	1,079,940	3,139,445
Net Cash Provided by Financing Activities - Discontinued Operations	-	-
Net Cash Provided by Financing Activities	1,079,940	3,139,445
Effect of exchange rate changes on cash	5,968	5,978

Net Decrease in Cash	(1,398,483)	269,379
Cash at Beginning of Period	1,402,626	1,133,247
Cash at End of Period	$4,143	$1,402,626

Noncash Investing and Financing Information:
Beneficial conversion features on convertible debt	$87,686	$-
Derivative liabilities on convertible debt	107,334	-
Conversion of notes payable to common stock	559,334	-
Settlement of derivative liability	26,843	-
Stock issued for prepaid expenses	-	68,750

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$-	$161
Cash Paid for Taxes	-	-
The accompanying notes are an integral part of these consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include the operations and balances of NewBridge Global Ventures, Inc. (“NewBridge”) and its wholly-owned subsidiaries NABUFIT Global ApS (“NABUFIT Denmark”), NABUFIT China Limited (“NABUFIT China”), and NABUFIT IP ApS (“NABUFIT IP”) (collectively “NewBridge,” “we”, or “the Company”).  NewBridge was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.  On October 18, 2017, the shareholders holding a majority of the Company’s issued and outstanding shares of common stock approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company to “NewBridge Global Ventures, Inc.” (“Amendment”).   The Amendment became effective on November 21, 2017.

Nature of Operations — Effective August 30, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) whereby it sold all of the interest held in its operating subsidiaries NABUFIT Denmark, NABUFIT China, and NABUFIT IP (“Operating Subsidiaries”) and consequently ceased its prior operations (“Operations Sale”).  See Note 5 – discontinued operations.  Prior to the Operations Sale, the Company, through its Operating Subsidiaries designed, manufactured and marketed the NABUFIT virtual training and fitness products and services (“NABUFIT Products”).  After completion of the Operations Sale, all of the Company’s equity in the Operating Subsidiaries were transferred and all of its interests in the NABUFIT Product and the associated technology and intellectual property ceased.

Following the Operations Sale, the Company commenced providing business consulting services to several companies in the medical marijuana and cannabis related industries.  These companies include an online company which provides education to healthcare professionals regarding medical cannabis and the endocannabinoid system, a distribution company focused on delivering best in class hemp oil and medical marijuana products and a wellness center delivering medical recommendations to patient and sales of Cannabidiol “CBD” and hemp oil products.

In connection with such consulting agreements, the Company will provide the following services:

·Strategic advisory and services;

·Business services;

·Marketing services;

·Acquisition and development services; and

·Strategic partnership and consolidation services.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $4,201,111 for the year ended December 31, 2017 and has an accumulated deficit of $8,612,112 at December 31, 2017.  The Company also used cash in operating activities of $2,484,391 during the year ended December 31, 2017.  After the discontinued operations, the financial situation is somewhat improved but the Company still has a net loss from continuing operations of $2,257,094 and net cash used in operating activities – continuing operations of $809,619 for the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of NewBridge Global Ventures, Inc. and its wholly-owned subsidiaries NABUFIT Denmark, NABUFIT China, and NABUFIT IP.  Intercompany balances and transactions have been eliminated in consolidation. NABUFIT China and NABUFIT IP had no activity.  All three subsidiaries were sold to an employee of NABUFIT Denmark effective August 30, 2017.  As a result of this action, the current year and prior year disclosures reflect these operations as discontinued operations and prior year financial information has been restated to reflect this accounting treatment.  The subsidiaries were consolidated up through August 30, 2017, the date they were sold.

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

Foreign Currency Transactions and Translations – The functional currency of NABUFIT Denmark is the Danish Krone (DKK), the functional currency of NABUFIT China is the China Yuan Renminbi (CNY), and the functional currency of NewBridge and the reporting currency is U.S. dollars (USD).  The Company translates the assets and liabilities of NABUFIT Denmark and NABUFIT China from the functional currency to U.S. dollars at the appropriate spot rates as of the balance sheet date. Equity balances are translated using historical exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income. Income statement accounts are translated using the average exchange rate during the period.

Monetary assets and liabilities denominated in a currency that is different from the functional currency must first be remeasured from the applicable currency to the functional currency. The effect of this remeasurement process is recognized translation adjustments in our statement of comprehensive loss.

The Company had foreign currency transaction losses of $24,353 and $0 during the years ended December 31, 2017 and 2016, respectively.

Cash and Cash Equivalents – The balance in cash and cash equivalents consists of cash reserves held in bank accounts. The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash. As of December 31, 2017 and 2016, cash deposits per bank statements exceeded the federally insured limits by $0 and $1,392,919, the balance of cash in the NABUFIT Denmark accounts.

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

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs were $165,979 and $279,088 for the years ended December 31, 2017 and 2016, respectively.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of December 31, 2017 and 2016, the Company had no common stock equivalents outstanding.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – LEASES

On December 1, 2015, the Company signed a lease on their office in Fredericia Denmark for DKK 13,184 per month ($1,900) and paid a security deposit of DKK 80,685 ($12,250).  Effective March 1, 2016, the Company signed Appendix 1 to the Fredericia lease agreement moving the office to a 190 square meter office located on the first floor of the building.  The rent and security deposit were not changed by the Appendix.

The Company also leased some office space for approximately $875 per month on a month-to-month contract. The Company paid a deposit of approximately $900 in December 2015.  Monthly rent started in January 2016 and ended in March 2016.

On September 30, 2015, the Company assumed the short-term auto lease of a member of management that ended January 8, 2016.  Monthly payments were approximately $435 and the deposit was $2,400.  The Company renewed the auto lease for an additional twelve months, through January 7, 2017 at $350 per month.  Actual payments were in the functional currency.

As of December 31, 2017, total lease deposits and minimum annual lease payments were $0 as all leases were on NABUFIT Denmark, which was sold during 2017.  Rent expense was $33,000 and $39,727 for years ended December 31, 2017 and 2016, respectively, and is classified as discontinued operations.

NOTE 5 – DISCONTINUED OPERATIONS

Effective August 31, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) with NABUfit Finance ApS, a Danish company (“Buyer”) wherein the Company agreed to sell to Buyer and Buyer agreed to purchase from the Company all of the issued and outstanding shares owned by the Company in its three wholly owned subsidiaries, NABUFIT Denmark, NABUFIT IP and NABUFIT China (the “Subsidiaries”). The purchase price paid by Buyer for the Subsidiaries was DKK 250,000 (USD $40,000), plus possible additional consideration of up to DKK 350,000 ($56,000) in payments related to tax refunds due to the Subsidiaries in the fourth quarter of 2017.  Actual tax refund ended up being approximately $40,000.

The operating results of NABUFIT Denmark have been classified as discontinued operations for all periods presented.  NABUFIT China and NABUFIT IP were newly formed entities with no operations to report.  The following are the key components of the sale and discontinued operations:

Sales price	$40,000
Tax refund	40,251
Carrying value of disposed business, net write off of
intercompany receivable	(44,629)
Expenses related to the sale	(1,135)
Loss on sale before write-off of foreign currency
translation adjustments	34,487
Write-off of foreign currency translation adjustments
recorded in other comprehensive income	(40,370)
Loss on sale of subsidiary	(5,883)
Discontinued operations year-to-date	(1,938,134)

Loss on sale of discontinued operations	$(1,944,017)

The account classifications that make up the discontinued operations as of December 31, 2016, on the balance sheet, are shown below:

12/31/2016
Assets
Cash	$1,392,919
Prepaids	2,684,832
VAT receivable	35,283
Deposits	14,528
Current assets of discontinued operations	4,127,562

Liabilities
Accounts payable	(227,091)
Accrued liabilities	(2,241,419)
Related party payables	(25,450)
Current liabilities of discontinued operations	$(2,493,960)

NOTE 6 – ACCRUED LIABILITIES

As of December 31, 2017 and 2016, the Company had accrued liabilities of $70,034 and $63,519, comprised largely of accrued payroll. As of December 31, 2016, the Company had additional accrued liabilities of $2,241,419 comprised mostly of $2,115,890, which was to be paid over the subsequent 18 months on an ambassador contract with a professional athlete. This amount is included in discontinued operations.  This contract was sold as part of the Transfer of shares. See Note 5.

NOTE 7 – LINE-OF-CREDIT

On September 15, 2015, the Company entered into a 600,000 DKK (approximately $90,000) line-of-credit agreement with a bank.  The agreement bears interest at a variable rate of 6.021%, which is renegotiated annually on June 1.  The line of credit is unsecured.  Default interest rate of 19% goes into effect from the first late payment and is calculated on the balance of the outstanding debt.  During 2016, the Company utilized the full credit line but then paid it down to zero by the end of the year.  The Company paid approximately $100 and $138 in interest during the year ended December 31, 2017 and 2016, respectively.  The credit line was on NABUFIT Denmark. As of December 31, 2017, the Company does not have a line of credit.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

December 31, 2017

March 23, 2017, the Company issued four convertible notes payable for total cash proceeds of 1,000,000 DKK ($145,034 as of March 23, 2017). The notes bore no interest and matured on May 1, 2017 and automatically converted into shares of the Company’s common stock at $3.00 per share on the maturity date. The fair value of the stock on March 23, 2017 was $4.80 so the Company recognized a beneficial conversion feature and debt discount of $87,020. The discount was amortized over the term of the notes. The balance of the debt discount was $0 as of December 31, 2017.	$-

May 9, 2017 convertible note payable of $58,000 to a third party at 9% interest and February 9, 2018 maturity date; principal and accrued interest is convertible at 65% of market value on the date of conversion; market value is calculated as the average of the 5 lowest close prices of the common stock during the previous 10 trading days; convertible into 22,222 shares at a conversion price of $2.61 as of the May 9, 2017 measurement date; convertible 180 days after the issue date until the maturity date. The Company recorded a derivative of $75,957 on May 9, 2017 due to the variable nature of the conversion price, as well as, a debt discount of $58,000 and a loss on derivative of $17,957.  The discount is amortized over the term of the note.  The derivative was remeasured on June 30, 2017 and September 30, 2017, which resulted in a gain on derivative of $25,287 and $11,151, respectively.  On October 13, 2017, the Company paid $75,038 to settle the outstanding principal and interest.  The payment included a prepayment penalty of $11,876.

-

May 10, 2017 convertible note payable of $50,000 to a third party at 0% interest and November 9, 2017 maturity date; on September 29, 2017, the note was settled through the issuance of 161,290 shares of common stock at $0.31 per share.  The Company recorded a derivative of $49,334 on May 10, 2017 due to the variable nature of the conversion price, as well as, a debt discount of $50,000.  The derivative was remeasured on June 30, 2017 and September 29, 2017, which resulted in a gain on derivative of $11,735 and $10,756, respectively.  Upon settlement, the $26,843 derivative liability was charged to additional paid-in capital and the remaining debt discount was recorded as a loss on debt settlement.

-

June 27, 2017 convertible note payable of 2,200,000 DKK ($331,325 at June 27, 2017) to a third party at 12% interest; cash proceeds were net of a loan origination fee of $33,133. Effective September 18, 2017, the Company issued 1,214,333 shares of common stock valued at $0.30 per share, to settle the principal plus accrued interest ($354,839 principal and $9,461 accrued interest based on rates in the settlement agreement). The Company recognized a foreign currency transaction loss of $24,353.	-

Total convertible notes payable	$-

NOTE 9 – DERIVATIVE LIABILITIES

The Company evaluated the terms of the convertible debt conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that certain features required separate accounting as derivatives. The derivatives were recorded as "derivative liabilities" on the condensed consolidated balance sheets and will be adjusted to reflect fair value at each reporting date. The total fair value of the derivative liabilities at issuance was $125,291. The fair value of the derivative liabilities at December 31, 2017 and 2016 was $0. The Company recognized a gain of $40,972 for the year ended December 31, 2017, which is presented as "gain on derivative" on the consolidated statements of operations, and recognized a $26,843 reduction in the derivative liability related to the settlement of a convertible note payable.  The $26,843 was recorded as a credit to additional paid-in capital.

On May 9, 2017, the Company recorded a derivative liability of $75,957 on convertible debt due to the variable nature of the conversion price.  The valuation was based on the Black-Scholes model.  The Company recorded a loss on derivative of $17,957 since the value of the derivative was greater than the proceeds from the convertible note.  As of September 30, 2017, the derivative liability was remeasured at $39,519. On October 12, 2017, the Company settled the debt and recorded a gain on settlement of $39,380, the remeasured derivative liability as of the settlement date.  The details are as follows:

	May 9,	June 30,	September 30,	October 12,
	2017	2017	2017	2017
Stock price at valuation date	$5.10	$2.40	$0.61	$0.51
Conversion price	$2.61	$1.56	$0.40	$0.33
Risk free rate	1.07%	1.14%	1.11%	1.09%
Volatility	160.28%	148.43%	112.12%	111.63%
Number of shares if converted	22,222	37,656	150,148	180,264
Value of derivative	$75,957	$50,670	$39,519	$39,380
Gain (loss) on derivative	$(17,957)	$25,287	$11,151	$139

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

May 10, 2017 derivative
	May 10,	June 30,	September 29,
	2017	2017	2017
Stock price at valuation date	$5.10	$2.40	$0.61
Conversion price	$3.00	$1.56	$0.40
Risk free rate	1.02%	1.05%	0.99%
Volatility	160.26%	124.88%	85.30%
Number of shares if converted	16,667	32,051	125,000
Value of derivative	$49,334	$37,599	$26,843
Gain on derivative	$-	$11,735	$10,756

NOTE 10 – STOCK OPTIONS

Incentive Plan

An Incentive Plan was approved by the NewBridge Board on October 18, 2017 and by a majority of the stockholders on October 19, 2017. The Incentive Plan permits NewBridge to grant “Awards,” that may consist of stock options, the grant or sale of restricted stock (“Restricted Stock”), stock appreciation rights (“SARs”), or hypothetical units issued with reference to NewBridge common stock (“Restricted Stock Units”), for up to 4,000,000 shares of common stock. Awards may be granted under the Incentive Plan to employees, directors, and consultants of NewBridge and its subsidiaries, including also subsidiaries that NewBridge may form or acquire in the future. The Incentive Plan will be administered by the NewBridge Board or by a committee authorized by the NewBridge Board (the “Committee”), which will make all determinations with regard to the grant and terms of Awards, subject to the terms of the Incentive Plan.

On October 12, 2017, the Company granted options to Mark Merman, CEO and Scott Cox, President and COO, to purchase 1,508,543 shares of common stock each (3,017,086 total).  The options have an exercise price of $0.01 per share and expire December 31, 2018.  The options are exercisable upon achievement of various milestones.  As of December 31, 2017, none of the options were exercisable.  The combined stock options were valued at $1,518,884 using Black-Scholes.  The Company recognized share-based compensation on these stock options of $272,572 during 2017 and has $1,246,312 of unrecognized share-based compensation that will be recognized ratable over the year ended December 31, 2018.  On February 6, 2018, options of 2,817,085 vested upon Board approval.  The remaining 200,000 options have not yet vested but are still expected to vest.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2017:

2017
Expected life (in years)	1.22
Risk free interest rate	1.38%
Expected volatility	245%
Dividend yield	-

NOTE 11 – STOCKHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. As of December 31, 2017 and 2016, we had 3,695,604 and 854,338 (post-reverse stock split) shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

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

Stock Issued for Cash

On July 15, 2016, the Company announced the closing of the sale of 50,135 post-split shares of its common stock for $1,383,726 or $27.60 per share. The sale of the Shares was registered pursuant to the Registration Statement on Form S-1 (File No. 333-210325) declared effective on June 13, 2016 and was made pursuant to subscription agreements dated on or about June 29, 2016.

During September 2016, the Company issued approximately 11,934 post-split shares of common stock to investors and service providers at $27.60 per share for a total of $329,373.

On December 21, 2016, the Company issued approximately 95,091 post-split shares of common stock to various parties at $15.00 per share for a total of $1,426,346.  The sale of the Shares was registered pursuant to the Registration Statement on Form S-1 (File No. 333-210325) declared effective on June 13, 2016.

On April 3, 2017, the Company entered into a Common Stock Subscription Agreement with LF Investments ApS for the purchase of approximately 2,389 post-split shares at the price of $90.00 per share for $215,000.

On May 1, 2017, the Company entered into a Common Stock Subscription Agreement with Hans Kjaer Holding A/S for the purchase of approximately 1,594 post-split shares at the price of $90.00 per share for $143,472.

On September 29, 2017, the Company issued approximately 22,221 post-split shares of common stock for $201,280 of cash; 4,301 of these shares were to Brian Mertz, the former CEO.

Stock was issued for cash of $559,752 and $3,139,445 for the years ended December 31, 2017 and 2016, respectively.

Stock Issued for Services

Between August 18, 2016 and September 26, 2016, the Company issued approximately 13,355 post-split shares of common stock to investors and service providers at $27.60 per share for a total of $368,600.  The services have been classified as investor relations expense.

Effective September 30 2016, the Company issued approximately 13,961 post-split shares of common stock to NR Sports in connection to the Neymar contract.  The shares were valued at $27.60 per share, which was the market price of the stock on the effective issuance date.  The expense of $385,361 was recorded as marketing expense.

On December 14, 2016, the Company issued approximately 2,408 post-split shares of common stock to third parties.  The shares were valued at $21.90 per share, which was the market price of the stock on the issuance date.  The expense of $52,696 was recorded as consulting expense.

During December 2016, the Company issued 5,000 shares of common stock to a service provider at $16.50 per share for a total of $82,500, which was expensed as investor relations.

On September 29, 2017, the Company issued 220,228 shares of common stock to service providers at $0.61     per share for a total of $134,339; $88,506 of this balance was for Brian Mertz’s salary from October through December 2017.

Effective December 1, 2017, the Company issued 150,000 shares of common stock to a service provider at $1.25 per share for a total of $187,500, which was expensed as investor relations.

Total stock issued for services was $321,839 and $889,157 for the years ended December 31, 2017 and 2016, respectively.

Stock Issued for Share-Based Compensation

On September 30, 2015, the Company issued 1,000 post-split shares of its common stock to two outside directors: Soren Jonassen and Ole Sigetty for their services through June 30, 2016. The shares issued were valued at $120.00 per share for a total of $240,000, which was the market price of the stock on the issuance date. Of the total amount $80,000 was expensed prior to the reverse merger and $20,000 was recorded as share-based compensation for the period from November 30, 2015 through December 31, 2015; the balance of $120,000 was recorded as a share-based compensation ratably over the first six months of 2016.

On July 1, 2016, the Company entered into a management agreement with Brian Mertz.  Pursuant to the agreement, the Company agreed to issue 8,334 post-split shares of common stock as partial compensation for the six-month period ending December 31, 2016.  The Company issued 8,334 post-split shares and recognized share-based compensation of $206,252 for the year ended December 31, 2016.

On August 24, 2016, the Board of Directors approved share-based compensation for the twelve-month period ending June 30, 2017 for the directors, chairman and secretary and also approved payments for services to Soren Jonassen and Ole Sigetty.  For the twelve-month period, the directors receive 725 post-split shares ($20,000), the chairman receives 1,087 shares ($30,000), and the secretary receives 272 post-split shares ($7,500).  In addition, the Board approved payments for services to Soren Jonassen and Ole Sigetty for the twelve month period ending June 30, 2017 of 1,034 post-split shares ($28,520) and 2,138 post-split shares ($59,000), respectively.  For year ended December 31, 2016, the total share-based compensation recognized pursuant to these agreements was $91,925.

On December 14, 2016, the Company issued 2,000 post-split shares at $21.90 per share to 10 employees.  The expense of $43,800 was recognized in December 2016.  The Company also issued 500 post-split shares to one employee based on a six-month employment agreement that began September 1, 2016 of which $11,444 was expensed during the year ended December 31, 2016, after foreign exchange translation adjustments.

Effective October 12, 2017, the Company issued 100,000 shares at $0.51 per share to Mark Mersman and Scott Cox, respectively.  The expense of $102,000 was recognized in October 2017.

During 2017, the Company recognized share-based compensation on stock options (see Note 10) of $272,572 and has $1,246,312 of unrecognized share-based compensation that will be expensed through December 31, 2018.

Total share-based compensation of $455,911 and $473,420 was recognized for the years ended December 31, 2017 and 2016, respectively.

Stock Issued for Convertible Debt and Settlement of Convertible Debt and Accounts Payable

During March 2017, the Company recorded a credit to additional paid-in capital of $87,020 for the beneficial conversion feature described in Note 8.

On May 9, 2017, the Company issued 48,345 shares of common stock at $3.00 per share to settle convertible notes payable of $145,034.

On September 29, 2017, the Company issued 1,375,623 shares of common stock at $0.61 per share to settle convertible notes payable of $414,300 and issued 70,827 shares of common stock at $0.61 per share to settle accounts payable of $24,382, which included $5,532 of related party payables to Brian Mertz.  The Company recognized a loss on debt settlement of $417,090 on the settlement of the convertible notes payable and accounts payable.

Total settlement of convertible debt and accounts payable from stock issuances during 2017 was $559,334 and $24,382, respectively, with a loss on debt settlement of $417,090.

Private Placement

The Company entered into an Equity Purchase Agreement dated November 22, 2017 (“Purchase Agreement”) with Kodiak Capital Group, LLC (“Kodiak”), whereby Kodiak agrees to purchase, through puts, up to $2,000,000 worth of the shares of the Company’s common stock.  In accordance with the terms of the Purchase Agreement and the Registration Rights Agreement dated November 22, 2017 between the Company and Kodiak (“Registration Agreement”), the Company is required to register the Shares on Form S-1 with the Securities and Exchange Commission (“SEC”) as a condition precedent to Kodiak’s obligation to close on the purchase of the shares.  The Kodiak Agreement was terminated on January 31, 2018, effective March 2, 2018.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2017 and 2016, the Company had related party payables of $1,988 and $30,183 to its former CEO and current Board Director for expenses related to the operation of the business.  The 2016 payable includes $25,450 classified as current liabilities of discontinued operations on the balance sheet. These payables were due on demand with no interest.

On November 10, 2017, the Company entered into an assignment agreement with Mustang Capital, LLC (“Mustang”) whereby Mustang has assigned all beneficial interest into an existing Management Consulting Agreement with Elevated Portfolio Holdings, LLC.  Mustang is controlled by Mark Mersman, CEO.

NOTE 13 – MANAGEMENT AND BOARD OF DIRECTOR CHANGES

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

NOTE 14 – MARKETING AGREEMENTS

The Company signs marketing agreements with professional trainers and athletes to help promote the Company’s products and services.  Effective September 1, 2016, the Company entered into a three-year marketing agreement with Neymar Jr, a professional soccer player out of Brazil.  Under the marketing agreement, the Company was required to pay 2,500,000 EUR (approximately $2,715,000 USD) in semiannual payments of 500,000 EUR (approximately $543,000) plus 2% royalty payments.  The Company also agreed to issue 13,961 post-split shares to Neymar Jr. during the contract period.  The Company recorded the full amount of the agreement, including the issuance of shares, during the quarter ended September 30, 2016.  As of December 31, 2016, the Company amortized approximately $411,000 and had a remaining prepaid of approximately $2,336,000.  This contract was included in the sale of the subsidiaries during 2017 and amortization of approximately $700,000 was included in discontinued operations for the year ended December 31, 2017.

During November 2016, the Company commenced a three-year agreement with Mo Farah, a world-class runner, that required payments of $50,000 in year one and $100,000 in years two and three, for a total of $250,000.  Approximately $8,300 was expensed during 2016.  This contract was included in the sale of the subsidiaries during 2017.

Total marketing expense from athlete contracts was approximately $718,000 and $419,000 for the years ended December 31, 2017 and 2016, respectively. These amounts are included in discontinued operations.

NOTE 15 – INCOME TAXES

Operating loss for the year ended December 31, 2017 was $4,201,111, of which $1,944,017 related to foreign operations.  Operating loss for the year ended December 31, 2016 was $4,038,582, of which $2,644,723 related to foreign operations.

As of December 31, 2017, the Company had $1,099,467 of deferred tax assets on the net operating loss carry forwards related to its operations in Denmark, which the Company will not benefit from since it sold its foreign operations.  The Company had $1,310,167 of deferred tax assets on the net operating loss carryforwards relating to its USA operations, which are comprised of $5,031,674 of U.S. federal and $6,418,115 state net operating losses, respectively, which begin to expire in 2032 if unused.  As of December 31, 2016, the Company had $646,910 of deferred tax assets on the net operating loss carry forwards related to its operations in Denmark, which do not expire and $1,704,789 of net operating loss carryforwards relating to its USA operations, which are comprised of $4,447,829 of U.S. federal and $5,834,170 state net operating losses, respectively, which begin to expire in 2032 if unused.

A change in our ownership of more than 50% occurred during the period ended December 31, 2015 triggering certain utilization limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.  As a result, the provisions of Section 382 caused net operating losses under state tax laws of $1,274,626 to become permanently restricted.

The temporary differences and carry forwards which give rise to the deferred income tax assets for the years ended December 31, 2017 and 2016 are as follows:

	For the Years Ended December 31,
	2017	2016
Net operating loss carry forwards	$1,310,167	$1,704,789
Valuation allowance	(1,310,167)	(1,704,789)
Net long-term deferred tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense for the years ended December 31, 2017 and 2016 is as follows:

	For the Years Ended December 31,
	2017	2016
Income tax expense (benefit) at the statutory rate	$(882,233)	$(1,373,126)
State income taxes, net of federal benefit	(74,484)	(45,998)
Foreign rate differential	(19,440)	316,851
Change in valuation allowance	103,495	1,100,803
Change in net operating loss carry forwards	156,958	-
Tax effect of change in federal tax rate	516,975	-
Other	198,729	1,470
Income tax expense(benefit)	$-	$-

NOTE 16 – SUBSEQUENT EVENTS

On February 6, 2018, the Company entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, through puts made from time to time by the Company, up to $2,000,000 worth of the shares (“Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”).  In accordance with the terms of the Financing Agreement and the Registration Rights Agreement dated February 6, 2018 between the Company and GHS (“Registration Agreement”), the Company is required to register the Shares on Form S-1 with the Securities and Exchange Commission (“SEC”) as a condition precedent to GHS’s obligation to close on the purchase of the Shares.

On February 14, 2018, the Company formed Elevated Eduction, Inc. (“Elevated”) as a wholly owned subsidiary.  The Company was incorporated in Delaware.  On February 19, 2018, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Elevated Portfolio Holdings, LLC (“Elevated Portfolio”), whereby Elevated agreed to purchase the assets of Elevated Portfolio for 2,000,000 shares of the Company’s common stock, par value $0.0001 per share. The shares were valued at $2,700,000 based on the market price of $1.35 per share on February 19, 2018. Elevated Portfolio offers medically focused education modules to health professionals about the use of cannabis for health and wellness.  The Purchase Agreement was closed on March 2, 2018.  As a result, the Company is able to use the acquired intellectual property assets to continue its consulting business and provide key educational products as part of its service offering.

On March 5, 2018, the Company issued 1,000,000 shares to Mark Mersman, CEO and 1,000,000 shares to Scott Cox, President, as a result of the exercise of some of their stock options.  The options had an exercise price of $0.01 per share.  The Company also issued 301,250 shares in a private placement to five individuals at $0.40 per share.