Form 10-Q
period 2018-03-31
NewBridge Global Ventures, Inc.
filed 2018-05-21
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

801-362-2115
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

Yes ☐   No☑

As of May 21, 2018, the registrant had 8,034,354 shares of common stock, par value $0.0001, issued and outstanding.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,709	$4,143
Prepaid expenses and other current assets	-	7,500
Total current assets	5,709	11,643

Total Assets	$5,709	$11,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$84,286	$43,335
Accrued liabilities	68,534	70,034
Related party payables	19,500	1,988
Total current liabilities	172,320	115,357

Total Liabilities	$172,320	$115,357

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized; 8,034,354 and 3,695,604 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	804	370
Additional paid-in capital	8,936,172	8,508,028
Accumulated deficit	(9,103,587)	(8,612,112)
Total stockholders' equity (deficit)	(166,611)	(103,714)

Total Liabilities and Stockholders' Equity (Deficit)	$5,709	$11,643

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenue from related party	$19,000	$-

Operating Expenses:
Selling, general and administrative	510,475	322,990
Total Operating Expenses	510,475	322,990

Loss from Operations	(491,475)	(322,990)

Interest expense	-	(20,079)

Net loss from continuing operations	(491,475)	(343,069)
Net loss from discontinued operations	-	(823,112)

Net Loss	$(491,475)	$(1,166,181)

Net loss per common share - basic and diluted:
Continuing operations	(0.10)	(0.40)
Discontinued operations	-	(0.96)
Total	$(0.10)	$(1.36)

Weighted average common shares
outstanding - basic and diluted	5,171,354	854,337

Comprehensive Loss:
Net Loss	$(491,475)	$(1,166,181)

Other Comprehensive Income
Translation adjustments	-	5,848
Total Comprehensive Loss	$(491,475)	$(1,160,333)

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(491,475)	$(1,166,181)
Net loss from discontinued operations	-	823,112
Net loss from continuing operations	(491,475)	(343,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	311,578	40,670
Amortization of debt discount	-	20,079
Changes in operating assets and liabilities:
Accounts receivable from related parties	(19,000)	-
Prepaid expenses and other current assets	7,500	62,250
Accounts payable	40,951	11,075
Accrued liabilities	(1,500)	(35,767)
Related party payables	(1,988)	-
Net Cash Used in Operating Activities - Continuing Operations	(153,934)	(244,762)
Net Cash Used in Operating Activities - Discontinued Operations	-	(1,225,465)
Net Cash Used in Operating Activities	(153,934)	(1,470,227)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	155,500	-
Proceeds from issuance of convertible notes payable	-	145,034
Net Cash Provided by Financing Activities - Continuing Operations	155,500	145,034
Net Cash Provided by Financing Activities - Discontinued Operations	-	-
Net Cash Provided by Financing Activities	155,500	145,034
Effect of exchange rate changes on cash	-	15,076

Net Increase (Decrease) in Cash	1,566	(1,310,117)
Cash at Beginning of Period	4,143	1,402,626
Cash at End of Period	$5,709	$92,509

Noncash Investing and Financing Information:
Beneficial conversion features on convertible debt	$-	$87,020
Shares issued for asset acquisition	(38,500)	-

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation – The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include the operations and balances of NewBridge Global Ventures, Inc. (“NewBridge”) and its wholly-owned subsidiaries NABUFIT Global ApS (“NABUFIT Denmark”), NABUFIT China Limited (“NABUFIT China”), NABUFIT IP ApS (“NABUFIT IP”), and Elevated Education, Inc. (“Elevated”) (collectively “NewBridge,” “we”, or “the Company”).  NewBridge was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.

Organization – Effective August 30, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) whereby it sold all of the interest held in its operating subsidiaries NABUFIT Denmark, NABUFIT China, and NABUFIT IP (“Operating Subsidiaries”) and consequently ceased its prior operations (“Operations Sale”).  Prior to the Operations Sale, the Company, through its Operating Subsidiaries designed, manufactured and marketed the NABUFIT virtual training and fitness products and services (“NABUFIT Products”).  After completion of the Operations Sale, all of the Company’s equity in the Operating Subsidiaries were transferred and all of its interests in the NABUFIT Product and the associated technology and intellectual property ceased.

On October 19, 2017, the shareholders approved an amendment to the Company’s Certificate of Incorporation effecting a change of the Company’s name from Nabufit Global, Inc. to NewBridge Global Ventures, Inc. to more accurately reflect its business objectives.  The name change was effective as of December 12, 2017 and the Company’s new symbol is “NBGV”. On February 14, 2018, the Company elected to form Elevated Education, Inc. (“Elevated”) as a Delaware corporation and wholly owned subsidiary of the Company.  On February 19, 2018, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Elevated Portfolio Holdings, LLC (“Elevated Portfolio”), whereby Elevated agreed to purchase the assets of Elevated Portfolio for 2,000,000 shares of the Company’s common stock, par value $0.0001 per share. Mark Mersman was the chief executive officer of Elevated Portfolio.

Nature of Business – NewBridge is an early stage business which provides education and consulting services related to the legal medical cannabis production and distribution industries.  Prior to September 2017, the Company designed, manufactured and marketed the Nabufit virtual training and fitness products and services.  In September 2017, the Company sold its operating subsidiaries and the related business and as a result changed its business model.

NewBridge is currently engaged in providing education and business consulting services to several companies in the medical marijuana and cannabis related industries.  Through Elevated we provide education to healthcare professionals on medical cannabis and the endocannabinoid system.

In connection with such consulting agreements, the Company provides the following services:

•Strategic advisory and services;

•Business services;

•Marketing services;

•Acquisition and development services; and

•Strategic partnership and consolidation services.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $491,475 for the three months ended March 31, 2018 and has an accumulated deficit of $9,103,587 at March 31, 2018.  The Company also used cash in operating activities of $153,934 during the three months ended March 31, 2018.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three months ended March 31, 2018, may not be indicative of the results that may be expected for the year ending December 31, 2018.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Principles of Consolidation — The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include operations and balances of NewBridge Global Ventures, Inc. and its wholly-owned subsidiaries NABUFIT Denmark, NABUFIT China, NABUFIT IP, and Elevated.  Intercompany balances and transactions have been eliminated in consolidation. NABUFIT China and NABUFIT IP had no activity.  All three NABUFIT subsidiaries were sold to an employee of NABUFIT Denmark effective August 30, 2017.  As a result of this action, the disclosures reflect these operations as discontinued and prior year financial information has been restated to reflect this accounting treatment.  The subsidiaries were consolidated up through August 30, 2017, the date they were sold.  Elevated was formed February 14, 2018.

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

Foreign Currency Transactions and Translations – The functional currency of NABUFIT Denmark was the Danish Krone (DKK), the functional currency of NABUFIT China was the China Yuan Renminbi (CNY), and the functional currency of NewBridge, Elevated and the reporting currency is U.S. dollars (USD).  The Company translated the assets and liabilities of NABUFIT Denmark and NABUFIT China from the functional currency to U.S. dollars at the appropriate spot rates as of the balance sheet date. Equity balances were translated using historical exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates were recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income. Income statement accounts were translated using the average exchange rate during the period.

Monetary assets and liabilities denominated in a currency that is different from the functional currency must first be remeasured from the applicable currency to the functional currency. The effect of this remeasurement process was recognized translation adjustments in our statement of comprehensive loss.

The Company had no foreign currency transaction gains or losses during the three months ended March 31, 2018.

Cash and Cash Equivalents – The balance in cash and cash equivalents consists of cash reserves held in bank accounts. The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.

Revenue Recognition – The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018.  Since the Company had no revenue prior to 2018, the adoption of this standard had no effect on prior periods.  The Company generates revenue through consulting arrangements.  The revenue will be recognized at the point in time that the service is performed and delivered to the customer.  This policy will be modified if necessary as the Company grows and develops multiple revenue sources.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of March 31, 2018, the Company had 1,017,086 common stock equivalents outstanding.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – ASSET PURCHASE AGREEMENT

On February 19, 2018, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Elevated Portfolio Holdings, LLC (“Elevated Portfolio”), whereby Elevated Education Inc., a wholly owned subsidiary of the Company (“Elevated”) agreed to purchase the assets of Elevated Portfolio for 2,000,000 shares of the Company’s common stock, par value $0.0001 per share. Elevated Portfolio offers medically focused education modules to health professionals about the use of cannabis for health and wellness.  The Purchase Agreement was closed on March 5, 2018. As a result, the Company is able to use the acquired assets to continue its consulting business and provide key educational products as part of its service offering.

Elevated acquired intangible assets from Elevated Portfolio and assumed $38,500 of liabilities.  The liabilities consisted of $19,000 payable to NewBridge, which was eliminated in consolidation.  The remaining assumed liabilities of $19,500 are payable Mustang Capital, LLC, a related party.  Elevated Portfolio and Mustang Capital, LLC are both related parties since Mark Mersman, the chief executive officer of NewBridge is the principal executive in these entities as well.

The purchase of the intangible assets of Elevated Portfolio was valued at predecessor cost.  As a result, the Company has recorded payables to related parties of $19,500, and the shares at par value.

NOTE 5 – STOCK OPTIONS

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

On October 12, 2017, the Company granted options to Mark Merman, CEO and Scott Cox, President and COO, to purchase 1,508,543 shares of common stock each (3,017,086 total).  The options have an exercise price of $0.01 per share and expire December 31, 2018.  The options are exercisable upon achievement of various milestones.  As of December 31, 2017, none of the options were exercisable.  The combined stock options were valued at $1,518,884 using Black-Scholes.  The Company recognized share-based compensation on these stock options of $272,572 during 2017 and had $1,246,312 of unrecognized share-based compensation.  For the three months ended March 31, 2018 and 2017, the Company recognized $311,578 and $40,670, respectively, of share-based compensation and had $934,734 of unrecognized share-based compensation as of March 31, 2018 that will be recognized ratable over the remaining nine months of 2018.  On February 6, 2018, options of 2,817,085 vested upon Board approval.  The remaining 200,000 options have not yet vested but are still expected to vest. During the quarter ended March 31, 2018, 2,000,000 of the vested shares were exercised leaving 817,085 options that have vested but have not been exercised.

NOTE 6 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. At March 31, 2018 and December 31, 2017, we had 8,034,354 and 3,695,604 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

During March 2017, the Company recorded a credit to additional paid-in capital of $87,020 for the beneficial conversion feature described in Note 5.

During the quarter ended March 31, 2018, the Company issued 338,750 shares of common stock to investors at $0.40 per share for cash totaling $135,500.

On March 2, 2018, the Company issued 2,000,000 shares of common stock for $0.01 per share for a total of $20,000.  These shares were issued to Mark Mersman and Scott Cox upon exercise of stock options.

On March 5, 2018, the Company issued 2,000,000 shares of common stock as part of the asset purchase agreement described in Note 4.  Due to Elevated Portfolio Holdings being a related party, the net assets acquired were recorded at predecessor cost.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2018 and December 31, 2017, the Company had related party payables of $19,500 and $1,988, respectively.  The 2018 payable was to Mustang Capital, a company owned by Mark Mersman, and was assumed as part of the asset purchase agreement described in Note 4.  The 2017 payable was to a former CEO for expenses related to the operation of the business.  These payables are due on demand with no interest.

As described in Note 4, the asset purchase agreement between the Company, Elevated Portfolio and Elevated Education is considered a related party transaction since Mark Mersman was the chief executive officer in all companies involved.

Elevated Portfolio and Mustang Capital, LLC are both related parties since Mark Mersman, the chief executive officer of NewBridge is the principal executive in these entities as well.

NOTE 8 – SUBSEQUENT EVENTS

Effective May 4, 2018, the Company entered into a Securities Purchase Agreement (“Auctus Purchase Agreement”) dated April 30, 2018 with Auctus Fund, LLC (“Auctus”).  In conjunction with the Auctus Purchase Agreement, the Company signed a Convertible Promissory Note for $250,000 (“Auctus Note”). The Auctus Note is convertible into shares of the Company’s common stock and has an initial maturity date of nine months from the issue date of each funding tranche.   The first $125,000 was received May 3, 2018.  In connection with the Purchase Agreement and the Note, the Company also entered into a Registration Rights Agreement pursuant to which the Company agreed to register the conversion shares for resell by Auctus.  The conversion price is equal to (1) the lessor of the lowest trading price during the previous 25 day trading period ending on April 27, 2018, the last full trading day prior to the date of the note, which was $0.41 or (2) a variable conversion price equal to 50% of the lowest trading price during the 25 trading days leading up to the date of the conversion.

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

Executive Summary

The Company has completed the transition from NABUFIT to NewBridge and is now focused on growth.  The Company began generating revenue, but to date, the only revenue is with a related party customer.

Critical Accounting Policies and Estimates

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2017.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

During the three months ended March 31, 2018, the Company had a net loss of $491,475 compared to a net loss of $1,166,181 for the three months ended March 31, 2017.  The decrease was mainly due to selling the NABUFIT subsidiaries and the associated expense burden as the net loss from discontinued operations for the three months ended March 31, 2017 was $823,112.  The loss from operations increased from $322,990 to $491,475 for the three months ended March 31, 2017 and 2018, respectively.  This increase is mainly due to increased share-based compensation to the executives.

Operating expenses consist mainly of employee salaries and share-based compensation.  We expect operating expenses to be at similar levels the rest of the year.

Liquidity and Capital Resources

During the three months ended March 31, 2018, we had a net loss of $491,475. At March 31, 2018, we had an accumulated deficit of $9,103,587.

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

The following table summarizes our cash flows for the three months ended March 31, 2018:

	For the Three Months Ended
	March 31,
	2018	2017

Cash used in operating activities	$(153,934)	$(1,470,227)
Cash provided by financing activities	155,500	145,034
Effect of exchange rate changes on cash	-	15,076
Net increase (decrease) in cash	$1,566	$(1,310,117)

Number of Employees

As of March 31, 2018, the Company had 2 full-time and 2 part-time employees.

Disclosure of Contractual Obligations

None

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at March 31, 2018 and December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party to monitor our disclosure controls and procedures, concluded that as of March 31, 2018, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as of March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 6, 2018, the Company entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”).  Under the Financing Agreement, we may from time to time, in our discretion, sell shares of our common stock to GHS for aggregate gross proceeds of up to $1,000,000 (but in no event more than 1,850,000 shares or such other amount which is less than one-third of the Company’s public float, not including shares beneficially owned by affiliates). Unless terminated earlier, GHS’s purchase commitment will automatically terminate on the earlier of the date on which GHS shall have purchased our shares pursuant to the Financing Agreement for an aggregate purchase price of $1,000,000, the date which is 24 months from the effective date or the date the Registration Statement is no longer effective. We have no obligation to sell any shares under the Financing Agreement.

As provided in the Financing Agreement, we may require GHS to purchase shares of common stock from time to time by delivering a put notice (“Put Notice”) to GHS specifying the total number of shares to be purchased (such number of shares multiplied by the Purchase Price described below, equals the “Investment Amount”). Our ability to issue Put Notices to GHS and require GHS to purchase our common stock is not contingent on the trading volume of our common stock. GHS will have no obligation to purchase shares under the applicable Financing Agreement to the extent that such purchase would cause GHS to own more than 9.99% of our then-issued and outstanding common stock (the “Beneficial Ownership Limitation”).

For each share of our common stock purchased under the Financing Agreement, GHS will pay a Purchase Price equal to 75% of the “Market Price” subject to a floor price of $0.50. The “Market Price” is defined as the volume weighted average price (the “VWAP”) on the principal trading platform for the Common Stock, as reported by OTC Markets Group, Inc. (“OTC Markets”), for the five consecutive trading days immediately preceding the closing date (each, a “Closing Date”) associated with the applicable Put Notice (the “Valuation Period”). GHS’s obligation to purchase shares is subject to customary closing conditions, including without limitation a requirement that this registration statement registering the resale by GHS of the shares to be issued under the Financing Agreement remain effective. The Financing Agreement also contains covenants, representations and warranties by us and GHS that are typical for transactions of this type, including customary mutual indemnification rights. The Financing Agreement is not transferable and any benefits attached thereto may not be assigned.

In connection with the Financing Agreement, we also entered into a Registration Rights Agreement with GHS requiring us to prepare and file this Registration Statement registering the resale by GHS of shares to be issued under the Financing Agreement, to use commercially reasonable efforts to cause the Registration Statement to be declared effective, and to keep the Registration Statement effective until (i) the date on which GHS may sell all the shares under Rule 144 without volume limitations, or (ii) the date on which GHS no longer owns any of the shares.

The foregoing description of the terms of the Financing Agreement and the Registration Rights Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to the agreements/instructions themselves, copies of which were filed as exhibits to our Current Report on Form 8-K, filed February 13, 2018, the terms of which are incorporated herein by reference.

No shares have been purchased by GHS under the Financing Agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

EXHIBIT NO    DESCRIPTION AND METHOD OF FILING

10.1	Equity Finance Agreement with GHS Capital dated February 6, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on February 13, 2018)
10.2	Registration Rights Agreement with GHS Capital dated February 6, 2018 (incorporated by reference as Exhibit 10.2 to Form 8-K filed on February 13, 2018)
10.3	Asset Purchase Agreement with Elevated Portfolio Holdings, LLC dated February 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on February 27, 2018)
10.4	Securities Purchase Agreement with Auctus Fund, LLC dated April 30, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed May 9, 2018)
10.5	Convertible Promissory Note with Auctus Fund, LLC dated April 30, 2018 (incorporated by reference as Exhibit 10.2 to Form 8-K filed May 9, 2018)
10.6	Registration Rights Agreement with with Auctus Fund, LLC dated April 30, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed May 9, 2018)
31.1	Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
31.2	Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABUFIT GLOBAL, INC.

Date:	May 21, 2018	By:	/s/ Mark Mersman
Mark Mersman, Chief Executive Officer

Date:	May 21, 2018	By:	/s/ Robert K Bench
Robert K Bench, Principal Financial Officer