Form 10-Q
period 2018-06-30
NewBridge Global Ventures, Inc.
filed 2018-08-14
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-11730

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No☑

As of August 14, 2018, the registrant had 57,113,555 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,002	$4,143
Prepaid expenses and other current assets	194,204	7,500
Total current assets	214,206	11,643

Total Assets	$214,206	$11,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$76,073	$43,335
Accrued liabilities	137,364	70,034
Related party payables	30,700	1,988
Convertible notes payable, net of discount	27,778	-
Derivative liabilities	273,515	-
Total current liabilities	545,430	115,357

Total Liabilities	$545,430	$115,357

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized; 9,876,439 and 3,695,604 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	988	370
Additional paid-in capital	9,856,646	8,508,028
Accumulated deficit	(10,188,858)	(8,612,112)
Total stockholders' equity (deficit)	(331,224)	(103,714)

Total Liabilities and Stockholders' Equity (Deficit)	$214,206	$11,643

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue from related party	$-	$-	$19,000	$-

Operating Expenses:
Selling, general and administrative	908,978	286,597	1,419,453	609,587
Total Operating Expenses	908,978	286,597	1,419,453	609,587

Loss from Operations	(908,978)	(286,597)	(1,400,453)	(609,587)

Other Income (Expense):
Interest expense	(27,778)	(90,693)	(27,778)	(110,772)
Gain (loss) on derivative	(148,515)	19,065	(148,515)	19,065
Total Other Income (Expense)	(176,293)	(71,628)	(176,293)	(91,707)

Net loss from continuing operations	(1,085,271)	(358,225)	(1,576,746)	(701,294)
Net loss from discontinued operations	-	(739,713)	-	(1,562,825)

Net Loss	$(1,085,271)	$(1,097,938)	$(1,576,746)	$(2,264,119)

Net loss per common share - basic and diluted:
Continuing operations	(0.13)	(0.38)	(0.23)	(0.79)
Discontinued operations	-	(0.79)	-	(1.74)
Total	$(0.13)	$(1.17)	$(0.23)	$(2.53)

Weighted average common shares
outstanding - basic and diluted	8,376,557	938,451	6,782,809	896,637

Comprehensive Loss:
Net Loss	$(1,085,271)	$(1,097,938)	$(1,576,746)	$(2,264,119)

Other Comprehensive Income
Translation adjustments	-	54,259	-	60,107
Total Comprehensive Loss	$(1,085,271)	$(1,043,679)	$(1,576,746)	$(2,204,012)

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$ (1,576,746)	$ (2,264,119)
Net loss from discontinued operations	-	1,562,825
Net loss from continuing operations	(1,576,746)	(701,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,012,066	81,339
Amortization of debt discount	27,778	107,701
Loss (gain) on derivative	148,515	(19,065)
Changes in operating assets and liabilities:
Accounts receivable from related parties	(19,000)	-
Prepaid expenses and other current assets	13,296	62,250
Accounts payable	32,738	(603)
Accrued liabilities	67,330	(35,767)
Related party payables	9,212	-
Net Cash Used in Operating Activities - Continuing Operations	(284,811)	(505,439)
Net Cash Used in Operating Activities - Discontinued Operations	-	(1,714,324)
Net Cash Used in Operating Activities	(284,811)	(2,219,763)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	175,670	358,472
Proceeds from issuance of convertible notes payable	125,000	585,430
Net Cash Provided by Financing Activities - Continuing Operations	300,670	943,902
Net Cash Provided by Financing Activities - Discontinued Operations	-	-
Net Cash Provided by Financing Activities	300,670	943,902
Effect of exchange rate changes on cash	-	39,528

Net Increase (Decrease) in Cash	15,859	(1,236,333)
Cash at Beginning of Period	4,143	1,402,626
Cash at End of Period	$ 20,002	$ 166,293

Noncash Investing and Financing Information:
Beneficial conversion features on convertible debt	$ -	$ 106,751
Derivative liability on convertible debt	125,000	88,269
Conversion of notes payable to common stock	-	145,034
Shares issued for asset acquisition	38,500	-
Shares issued for prepaid expenses	200,000	-

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ -	$ -
Cash Paid for Taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation – The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include the operations and balances of NewBridge Global Ventures, Inc., a Delaware corporation, (“NewBridge”), its wholly-owned subsidiary Elevated Education, Inc. (“Elevated”), and its former wholly-owned subsidiaries (see “Organization”) (collectively, “NewBridge”, “we”, or “the Company”).  NewBridge was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.

Organization – Effective August 30, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) whereby it sold all of the equity interest held by it in its three (3) operating subsidiaries NABUFIT Denmark, NABUFIT China, and NABUFIT IP (“Operating Subsidiaries”) and consequently ceased its prior operations (“Operations Sale”).  Prior to the Operations Sale, the Company, through its Operating Subsidiaries designed, manufactured and marketed the NABUFIT virtual training and fitness products and services (“NABUFIT Products”).  In connection with the closing of the Operations Sale, all of the Company’s equity in the Operating Subsidiaries along with all of its interests in the NABUFIT Products, technology and intellectual property was transferred.

On October 19, 2017, the shareholders approved an amendment to the Company’s Certificate of Incorporation effecting a change of the Company’s name from Nabufit Global, Inc. to NewBridge Global Ventures, Inc. to more accurately reflect its business objectives.  The name change was effective as of December 12, 2017 and the Company’s new symbol is “NBGV”. On February 14, 2018, the Company elected to form Elevated as a Delaware corporation and wholly-owned subsidiary of the Company.  On February 19, 2018, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Elevated Portfolio Holdings, LLC (“Elevated Portfolio”), whereby Elevated agreed to purchase the assets of Elevated Portfolio for 2,000,000 shares of the Company’s common stock, par value $0.0001 per share. Mark Mersman was the chief executive officer of Elevated Portfolio.

Nature of Business – NewBridge is an early stage business.  Prior to September 2017, the Company designed, manufactured and marketed the Nabufit virtual training and fitness products and services.  In September 2017, the Company sold its operating subsidiaries and the related business and as a result changed its business model.

NewBridge is vertically integrated and through its several wholly-owned subsidiaries (see Note 11) is currently licensed to cultivate, manufacture, and distribute medical and recreational cannabis in California as follows:

•Roots Nursery—plans to cultivate and market cannabis clones,

•Mad Creek Farm—plans to be a grower of cannabis,

•5Leaf—plans to manufacture and extract oils from hemp and cannabis,

•Green Thumb Distributors—expects to be a recipient of a California Type 11 license in the Bay area,

•Elevated Education—is creating and plans to market curriculum focused on the endocannabinoid system, pharmacology and clinical applications of medical cannabis.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,576,746 for the six months ended June 30, 2018 and has an accumulated deficit of $10,188,858 at June 30, 2018.  The Company also used cash in operating activities of $284,811 during the six months ended June 30, 2018.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the six months ended June 30, 2018, may not be indicative of the results that may be expected for the year ending December 31, 2018.

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

The Company had no foreign currency transaction gains or losses during the six months ended June 30, 2018.

Cash and Cash Equivalents – The balance in cash and cash equivalents consists of cash reserves held in bank accounts. The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.

Revenue Recognition – The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018.  Since the Company had no revenue prior to 2018, the adoption of this standard had no effect on prior periods.  The Company generates revenue through consulting arrangements, and in the future from manufacturing services, producing and selling products.  The revenue will be recognized at the point in time that the services are performed and products are sold and delivered to the customer.  This policy will be modified if necessary as the Company grows and develops multiple revenue sources.

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

The Company estimates fair values of derivative financial instruments using the Binomial Lattice model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated term and dilution) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Binomial Lattice model) are highly volatile and sensitive to changes in the trading market price of our common stock.

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of June 30, 2018, the Company had 2,580,000 common stock equivalents outstanding related to the convertible note payable and vested stock options outstanding.  As of June 30, 2017, the Company had common stock equivalents of 190,308 shares outstanding related to convertible notes payable.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – ASSET PURCHASE AGREEMENT

On February 19, 2018, the Company entered into a Purchase Agreement with Elevated Portfolio, whereby Elevated, a wholly owned subsidiary of the Company, agreed to purchase the assets of Elevated Portfolio for 2,000,000 shares of the Company’s common stock, par value $0.0001 per share. Elevated Portfolio offers medically focused education modules to health professionals about the use of cannabis for health and wellness.  The Purchase Agreement was closed on March 5, 2018. As a result, the Company is able to use the acquired assets to continue its consulting business and provide key educational products as part of its service offering.

Elevated acquired intangible assets from Elevated Portfolio and assumed $38,500 of liabilities.  The liabilities consisted of $19,000 payable to NewBridge, which was eliminated in consolidation.  The remaining assumed liabilities of $19,500 were payable to Mustang Capital, LLC, a related party at the time.  Elevated Portfolio and Mustang Capital, LLC were both related parties since Mark Mersman, the chief executive officer of NewBridge at the time was the principal executive in these entities as well.

The purchase of the intangible assets of Elevated Portfolio was valued at predecessor cost.  As a result, the Company has recorded payables to related parties of $19,500, and the shares at par value.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Effective May 4, 2018, the Company entered into a Securities Purchase Agreement (“Auctus Purchase Agreement”) dated April 30, 2018 with Auctus Fund, LLC (“Auctus”).  In conjunction with the Auctus Purchase Agreement, the Company signed a Convertible Promissory Note for $250,000 (“Auctus Note”). The Auctus Note was convertible into shares of the Company’s common stock and had an initial maturity date of nine months from the issue date of each funding tranche. The first $125,000 was received May 3, 2018.  In connection with the Auctus Purchase Agreement and the Auctus Note, the Company also entered into a Registration Rights Agreement pursuant to which the Company agreed to register the conversion shares for resell by Auctus.  The conversion price was equal to (1) the lessor of the lowest trading price during the previous 25 day trading period ending on April 27, 2018, the last full trading day prior to the date of the note, which was $0.41 or (2) a variable conversion price equal to 50% of the lowest trading price during the 25 trading days leading up to the date of the conversion.

As of June 30, 2018, the Company had received the first tranche of $125,000. Actual cash received was net of a $14,750 origination fee. The Company recorded a derivative of $199,927 on April 30, 2018 due to the variable nature of the conversion price, as well as, a debt discount of $125,000 and a loss on derivative of $74,927. The discount is amortized over the nine-month term of the note. The derivative was remeasured on June 30, 2018, which resulted in a loss on derivative of $73,588. On July 24, 2018, the Auctus Note was paid back in full.

NOTE 6 – DERIVATIVE LIABILITIES

The Company evaluated the terms of the convertible debt conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that certain features required separate accounting as derivatives. The derivatives were recorded as "derivative liabilities" on the condensed consolidated balance sheets and will be adjusted to reflect fair value at each reporting date. The total fair value of the derivative liabilities at issuance for the convertible debt was $199,927 for the convertible debt issued during 2018. The fair value of the derivative liabilities at June 30, 2018 was $273,515. The Company recognized a loss of $148,515 for the six months ended June 30, 2018, which is presented as "loss on derivative" on the condensed consolidated statements of operations.

On April 30, 2018, the Company recorded a derivative liability of $199,927 on convertible debt due to the variable nature of the conversion price.  The valuation was based on the Binomial Lattice model. The Company recorded a loss on derivative of $74,927 since the value of the derivative was greater than the proceeds from the convertible note.  As of June 30, 2018, the derivative liability was remeasured at $273,515. The details are as follows:

	April 30, 2018	June 30, 2018
Stock price at valuation date	$0.44	$0.35
Conversion price	$0.20	$0.13
Volatility	189.87%	217.16%
Value of derivative	$119,927	$273,515
Loss on derivative	$(74,927)	$(73,588)

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

Financial Assets Measured on a Recurring Basis

Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$ -	$ -	$ 273,515	$ 273,515

In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

NOTE 8 – STOCK OPTIONS

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

On October 12, 2017, the Company granted options to Mark Mersman, CEO and Scott Cox, President and COO, to purchase 1,508,543 shares of common stock each (3,017,085 total). The options have an exercise price of $0.01 per share and expire December 31, 2018.  The options are exercisable upon achievement of various milestones. As of December 31, 2017, none of the options were exercisable. The combined stock options were valued at $1,518,884 using Black-Scholes.  The Company recognized share-based compensation on these stock options of $272,572 during 2017 and had $1,246,312 of unrecognized share-based compensation.

On June 11, 2018, the Company granted options to the CFO, two directors, and two third party consultants for a total of 1,580,000 shares valued at $388,910.  The options all vested upon the Company completing the acquisitions of the companies described in Note 1, Nature of Business and had no additional performance milestones so the expense was recognized during June 2018. The options have an exercise price of $0.25 per share and expire on June 30, 2019 (50,000 options), June 30, 2020 (230,000 options) and June 30, 2021 (1,300,000 options), respectively.

For the six months ended June 30, 2018, the Company recognized $1,012,066 of share-based compensation and had $623,156 of unrecognized share-based compensation as of June 30, 2018 that will be recognized ratably over the remaining six months of 2018.  During the first six months of 2018, all of the options vested upon Board approval.  During the six months ended June 30, 2018, 3,017,085 of the vested options were exercised.

NOTE 9 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. At June 30, 2018 and December 31, 2017, we had 9,876,439 and 3,695,604 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

On March 5, 2018, the Company issued 2,000,000 shares of common stock as part of the asset purchase agreement described in Note 4.  Due to Elevated Portfolio Holdings being a related party, the net assets acquired were recorded at predecessor cost.

During the six months ended June 30, 2018, the Company issued 363,750 shares of common stock to investors at $0.40 per share for cash totaling $145,500.

On March 2, 2018, the Company issued 2,000,000 shares of common stock for $0.01 per share for a total of $20,000. These shares were issued to Mark Mersman and Scott Cox upon exercise of stock options.

On June 14, 2018, the Company issued 1,017,085 shares of common stock for $0.01 per share for a total of $10,170. These shares were issued to Mark Mersman and Scott Cox upon exercise of stock options.

On June 14, 2018, the Company issued 800,000 shares of common stock valued at $0.25 per share to a third-party consultant for $200,000 of services over a six-month contract period.  As of June 30, 2018, the Company had expensed $16,667 with the remaining balance included in prepaid expenses on the balance sheet.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2018 and December 31, 2017, the Company had related party payables of $30,700 and $1,988, respectively.  The 2018 payable was to Mustang Capital, LLC a company owned by Mark Mersman, and was assumed as part of the asset purchase agreement described in Note 4, and to Scott Cox.  The 2017 payable was to a former CEO for expenses related to the operation of the business.  These payables are due on demand with no interest.

As described in Note 4, the asset purchase agreement between the Company, Elevated Portfolio and Elevated Education is considered a related party transaction since Mark Mersman was the chief executive officer in all companies involved.

Elevated Portfolio and Mustang Capital, LLC are both related parties since Mark Mersman, the chief executive officer of NewBridge, is the principal executive in these entities as well.

NOTE 11 – SUBSEQUENT EVENTS

On or about July 2, 2018, the Company entered into subscription agreements (“Subscription Agreements”) with two investors for the purchase of 28,150 shares of restricted common stock at $0.40 per share for total consideration of $11,260.

On July 12, 2018, the Company entered into a Consulting Services Agreement (“Agreement”) with Go Fund, LLC (the “Consultant”), which is wholly-owned by Lance Dalton. Under the terms of the Agreement, the Consultant will assist the Company in identifying acquisitions and growth opportunities, assist the Company with financing its capital needs, and assist the Company with its investor relations. The Company will pay a monthly consulting fee of $10,000 for the one-year term and grant the Consultant options to acquire 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.0001 per share.  Under the terms of the Agreement, the shares were to vest upon the meeting of certain value creating milestones which were all met as required.  On July 29, 2018, Go Fund LLC exercised the options and the Company issued 10,000,000 shares for $1,000.

On July 16, 2018, the Company closed on Share Exchange and Purchase Agreements (the “Purchase Agreements” and the “Closing”) with the various members and shareholders of 725 E 11th, LLC, a California limited liability company; Mad Creek Farm, LLC, a California limited liability company; Timothy Lane, LLC, a California limited liability company; GLML, LLC, a California limited liability company, Roots Nursery, Inc., a California corporation and 5 Leaf, LLC, a California limited liability company (together the “Consortium”), whereby the Company purchased the shares or membership interests (as the case may be) of the several entities making up the Consortium for a combined 31,000,000 shares (“Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”). The Consortium consists of farm, nursery, extraction, management and real estate companies in the cannabis industry.

On or about July 25, 2018, the Company entered into Subscription Agreements with investors for the purchase of 6,058,966 shares of restricted common stock at $0.50 per share for total consideration of $3,029,483.  The shares were offered to accredited investors pursuant to an exemption from registration under Section 4(2) and Regulation D.

On July 30, 2018, the Company issued 75,000 shares to Mark Mersman, CEO, and 75,000 shares to Scott Cox, President and COO, based on performance milestones in their October 12, 2017 employment contracts.  The milestones were fulfilled in July 2018.

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

Executive Summary

The Company has completed the transition from NABUFIT to NewBridge and is now focused on growth in the cannabis industry.  The Company began generating revenue, but to date, the only revenue is with a related party customer. With the acquisitions in July 2018, the Company expects operations to grow significantly during the next 12 months.

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

Results of Operations

During the six months ended June 30, 2018, the Company had a net loss of $1,576,746 all from continuing operations compared to a net loss of $2,264,119 for the six months ended June 30, 2017, which consisted of a net loss from continuing operations of $701,294 and net loss from discontinued operations of $1,562,825.  The increase in net loss from continuing operations was mainly due to $1,012,066 of share-based compensation during the six months ended June 30, 2018 related to the granting of stock options to executives, directors and third-party consultants.

During the three months ended June 30, 2018, the Company had a net loss of $1,085,271 all from continuing operations compared to a net loss of $1,097,053 for the three months ended June 30, 2017, which consisted of a net loss from continuing operations of $357,340 and net loss from discontinued operations of $739,713.

The increase in net loss from continuing operations was mainly due to $700,488 of share-based compensation during the three months ended June 30, 2018 related to the granting of stock options to executives, directors and third-party consultants.

Operating expenses consist mainly of employee salaries and share-based compensation.  We expect operating expenses to increase substantially based on the acquisitions subsequent to June 30, 2018.

Liquidity and Capital Resources

During the six months ended June 30, 2018, we had a net loss of $1,576,746. At June 30, 2018, we had an accumulated deficit of $10,188,858.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” noted in the filed 10-K for the year ended December 31, 2017.

The following table summarizes our cash flows for the six months ended June 30, 2018:

	For the Six Months Ended
	June 30,
	2018	2017

Cash used in operating activities	$(284,811)	$(2,219,763)
Cash provided by financing activities	300,670	943,902
Effect of exchange rate changes on cash	-	39,528
Net increase (decrease) in cash	$15,859	$(1,236,333)

Number of Employees

As of June 30, 2018, the Company had 2 full-time and 2 part-time employees.

Disclosure of Contractual Obligations

None.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at June 30, 2018 and December 31, 2017.

Critical Accounting Policies

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party to monitor our disclosure controls and procedures, concluded that as of June 30, 2018, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

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

In connection with the Financing Agreement, we also entered into a Registration Rights Agreement with GHS requiring us to prepare and file this Registration Statement registering the resale by GHS of shares to be issued under the Financing Agreement, to use commercially reasonable efforts to cause the Registration Statement to be declared effective, and to keep the Registration Statement effective until (i) the date on which GHS may sell all the shares under Rule 144 without volume limitations, or (ii) the date on which GHS no longer owns any of the shares.  We filed such Registration Statement which was declared effective on July 20, 2018.

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

On or about July 2, 2018, the Company entered into subscription agreements (“Subscription Agreements”) with two investors for the purchase of 28,150 shares of restricted common stock at $0.40 per share for total consideration of $11,260.

On or about July 25, 2018, the Company entered into Subscription Agreements with investors for the purchase of 6,058,966 shares of restricted common stock at $0.50 per share for total consideration of $3,029,483.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

EXHIBIT NO    DESCRIPTION AND METHOD OF FILING

10.1	Equity Finance Agreement with GHS Capital dated February 6, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on February 13, 2018)
10.2	Registration Rights Agreement with GHS Capital dated February 6, 2018 (incorporated by reference as Exhibit 10.2 to Form 8-K filed on February 13, 2018)
10.3	Asset Purchase Agreement with Elevated Portfolio Holdings, LLC dated February 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on February 27, 2018)
10.4	Securities Purchase Agreement with Auctus Fund, LLC dated April 30, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed May 9, 2018)
10.5	Convertible Promissory Note with Auctus Fund, LLC dated April 30, 2018 (incorporated by reference as Exhibit 10.2 to Form 8-K filed May 9, 2018)
10.6	Registration Rights Agreement with with Auctus Fund, LLC dated April 30, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed May 9, 2018)
10.7	Consulting Services Agreement dated June 14, 2018 (incorporated by reference as Exhibit 99.1 to Form 8-K filed June 18, 2018)
10.8	Consulting Services Agreement dated July 12, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed July 16, 2018)
10.9	Share Exchange and Purchase Agreement dated July 12, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on July 20, 2018)
10.10	Common Stock Subscription Agreement dated July 2018 (incorporated by reference as Exhibit 3.02 to Form 8-K filed on July 26, 2018)
31.1	Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
31.2	Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BRIDGE GLOBAL VENTURES, INC.

Date:	August 14, 2018	By:	/s/ Mark Mersman
Mark Mersman, Chief Executive Officer

Date:	August 14, 2018	By:	/s/ Robert K Bench
Robert K Bench, Principal Financial Officer