Form 10-Q
period 2018-09-30
NewBridge Global Ventures, Inc.
filed 2018-12-27
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-11730

NEWBRIDGE GLOBAL VENTURES, INC.

(Exact name of registrant as specified in its charter)

Delaware	841089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2545 Santa Clara Avenue
Alameda, California	94501
(Address of principal executive offices)	(Zip Code)

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

Non-accelerated filer ☑Smaller reporting company ☑

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐   No☑

As of December 21, 2018, the registrant had 57,116,055 shares of common stock, par value $0.0001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION3

Item 1.  Interim Financial Statements3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations18

Item 3. Qualitative and Quantitative Disclosures About Market Risk21

Item 4. Controls and Procedures21

PART II - OTHER INFORMATION21

Item 1. Legal Proceedings21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds21

Item 3. Defaults Upon Senior Securities21

Item 4. Mine Safety Disclosures22

Item 5. Other Information22

Item 6.  Exhibits23

SIGNATURES24

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,257,487	$-
Prepaid expenses and other current assets	110,649	-
Total current assets	1,368,136	-

Property and equipment, net	4,022,992	2,202,273
Goodwill	9,245,953	-

Total Assets	$14,637,081	$2,202,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$225,415	$-
Accrued liabilities	365,245	-
Related party payables	479,316	-
Current portion of notes payable, net of discount	23,999	12,819
Total current liabilities	1,093,975	12,819

Notes payable, net of current portion and discount	720,513	350,064

Total Liabilities	$1,814,488	$362,883

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized; 57,116,055 and 3,695,604 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	5,712	370
Additional paid-in capital	15,209,596	1,961,273
Accumulated deficit	(2,392,715)	(122,253)
Total stockholders' equity	12,822,593	1,839,390

Total Liabilities and Stockholders' Equity	$14,637,081	$2,202,273

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue:
Rental income	$-	$3,600	$7,200	$10,800
Revenue from related party	10,000	-	10,000	-
Total Revenue	10,000	3,600	17,200	10,800

Operating Expenses:
Selling, general and administrative	2,716,420	9,033	2,880,819	19,098
Total Operating Expenses	2,716,420	9,033	2,880,819	19,098

Loss from Operations	(2,706,420)	(5,433)	(2,863,619)	(8,298)

Other Income (Expense):
Interest expense	(2,810)	(3,325)	(11,591)	(9,974)
Gain on debt settlement	5,236,479	-	5,236,479	-
Loss on derivative	(4,631,731)	-	(4,631,731)	-
Total Other Income (Expense)	601,938	(3,325)	593,157	(9,974)

Net Loss	$(2,104,482)	$(8,758)	$(2,270,462)	$(18,272)

Net loss per common share - basic and diluted	(0.04)	(0.00)	(0.11)	(0.01)

Weighted average common shares outstanding - basic and diluted	48,129,187	2,899,684	20,716,387	2,338,803

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	3,695,604	$ 370	$ 1,961,273	$ (122,253)	$ 1,839,390

Stock issued for cash	6,208,985	621	518,684	-	519,305
Reverse merger	31,000,000	3,100	8,415,801	-	8,418,901
Stock issued for cash	16,061,466	1,606	3,030,127	-	3,031,733
Stock issued for services	150,000	15	712,485	-	712,500
Options expense	-	-	571,226	-	571,226
Net loss	-	-	-	(2,270,462)	(2,270,462)

Balance at September 30, 2018	57,116,055	$ 5,712	$ 15,209,596	$ (2,392,715)	$ 12,822,593

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(2,270,462)	$(18,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	48,403	12,847
Share-based compensation	571,226	-
Stock issued for services	712,500	-
Loss on derivative	4,631,731	-
Gain on extinguishment of debt	(5,236,479)	-
Operating expenses and interest paid through member contributions less rent revenue collected by member	75,937	5,425
Changes in operating assets and liabilities:
Accounts receivable	(1,195)	-
Prepaid expenses and other current assets	98,250	-
Accounts payable	116,629	-
Accrued liabilities	227,881	-
Related party payables	339,357	-
Net Cash Used in Operating Activities	(686,222)	-

Cash Flows From Investing Activities

Purchase of property and equipment	(914,780)	-
Net Cash Used in Investing Activities	(914,780)	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	3,031,733	-
Payments on convertible notes payable	(173,244)	-
Net Cash Provided by Financing Activities	2,858,489	-

Net Increase in Cash	1,257,487	-
Cash at Beginning of Period	-	-
Cash at End of Period	$1,257,487	$-

Noncash Investing and Financing Information:
Payments on note payable through member contributions	$8,368	$9,159
Operating expenses paid through member contributions net of rent revenue collected by member	$64,346	$(4,549)
Purchase of property and equipment through member contributions	$833,883	$1,800,000
Purchase of property and equipment through related party payables	$120,459	$-
Debt assumed reducing member contributions	$389,997	$-
Interest paid through member contributions	$11,591	$9,974
Net liabilities assumed from issuance of shares in reverse merger	$835,938	$-
Goodwill from issuance of shares in reverse merger	$9,245,953	$-

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation and principles of consolidation – The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include the operations and balances of NewBridge Global Ventures, Inc. (“NewBridge”) and its wholly-owned subsidiaries, Elevated Education, Inc. (“Elevated”), 5Leaf, LLC (“5Leaf”), Genus Management Group, LLC (“Genus”), Mad Creek Farm, LLC (“Mad Creek”), 725 E 11th, LLC (“11th Street”), Timothy Lane LLC (“Timothy”), East 10th Street LLC (“10th Street”), Green Thumb Distributors, Inc. (“Green Thumb”) and The Bay Clonery, LLC (“Bay Clonery”). The consolidated financial statements include the operations of NewBridge and Elevated since July 14, 2018 which operations are continuing (see Reverse Acquisition below).  Genus, Timothy, 10th Street, Green Thumb, and Bay Clonery were formed in 2018 (collectively, “New Entities”, “we”, or “the Company”).  Intercompany balances and transactions have been eliminated in consolidation.

Organization – On July 14, 2018, NewBridge closed on Share Exchange and Purchase Agreements (the “Purchase Agreements”, the “July Acquisitions”, the “Closing”) with the various members and shareholders of 11th Street, Mad Creek, Timothy, Genus (formerly GLML) and 5Leaf (together the “Consortium”), whereby NewBridge purchased the shares or membership interests (as the case may be) of the several entities making up the Consortium for a combined 31,000,000 shares of the Company’s common stock, par value $0.0001 per share. The Consortium consists of a farm, nursery, extraction facility, and management and real estate companies in the cannabis industry.

Reverse Acquisition – The 31,000,000 shares issued to the Consortium represented 76% of the 40,904,589 shares of the Company’s common stock issued and outstanding immediately following the July Acquisitions. In addition, three of the four board members were replaced by the sellers at the Close. Due to the relative size of the Consortium compared to the Company prior to the Closing and the change in control of the Company, the July Acquisitions were considered a reverse acquisition and the Consortium is the acquirer for accounting purposes.  The historical financial statements are of the Consortium.

Nature of Business – The Company is vertically integrated and through its several wholly-owned subsidiaries (Green Thumb, Bay Clonery and Roots of Caly are wholly owned subsidiaries of Genus) intends to cultivate, manufacture, and distribute medical and recreational cannabis in California as follows:

•Mad Creek Farm—plans to be a grower of cannabis,

•5Leaf—plans to manufacture and extract oils from hemp and cannabis,

•Green Thumb Distributors—has applied for a California Type 11 license in the Bay area,

•Genus—plans to provide consulting services to cultivators, processors and retailers.

•Elevated Education—is creating and plans to market curriculum focused on the endocannabinoid system, pharmacology and clinical applications of medical cannabis.

•Bay Clonery—plans to operate as an indoor nursery and tissue culture lab and to cultivate and market cannabis clones.

•10th Street, 11th Street, and Timothy Lane—will operate as real estate holding companies.

•Roots of Caly—plans to operate as an indoor nursery and to cultivate and market cannabis clones.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,270,462 for the nine months ended September 30, 2018 and has an accumulated deficit of $2,392,715 at September 30, 2018.  The Company also used cash in operating activities of $686,222 during the nine months ended September 30, 2018.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2018, may not be indicative of the results that may be expected for the year ending December 31, 2018.

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

Revenue Recognition – The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018.  Since the Company had no revenue prior to 2018, the adoption of this standard had no effect on prior periods.  The Company generates revenue through consulting arrangements, and in the future from manufacturing services, producing and selling products.  The revenue will be recognized at the point in time that the services are performed and products are sold and delivered to the customer.  This policy will be modified if necessary as the Company grows and develops multiple revenue sources. The company had rental income prior to the recent quarter.  The rental income was recognized monthly when earned and collection reasonably assured.

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

Derivatives – The Company has entered into convertible debt agreements whereby the related conversion features are derivatives. Therefore, the Company has calculated the fair value of these derivatives on the execution dates and has also recorded a gain or loss on derivative for the change in fair value from the execution date to the reporting date.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of September 30, 2018 and 2017, the Company had 1,580,000 and 0, respectively, common stock equivalents outstanding.

New Accounting Pronouncements – The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – ACQUISITION OF THE CONSORTIUM

On July 14, 2018, NewBridge closed on Share Exchange and Purchase Agreements (“Closing”) with the various members and shareholders of 11th Street, Mad Creek, Timothy, Genus (formerly GLML), Roots Nursery, Inc. (“Roots”), and 5Leaf (together the “Consortium”), whereby NewBridge purchased the shares or membership interests (as the case may be) of the entities making up the Consortium for a total of 31,000,000 shares of the Company’s common stock, par value $0.0001 per share. The Consortium consists of a farm, nursery, management and real estate companies with plans to operate in the cannabis industry.

The 31,000,000 shares issued to the Consortium represented 76% of the 40,904,589 shares of the Company’s common stock issued and outstanding immediately following the July Acquisitions. In addition, three of the four board members were replaced by the sellers at the Close. Due to the relative size of the Consortium compared to the Company prior to the Closing and the change in control of the Company, the July Acquisitions were considered a reverse acquisition and the Consortium is the acquirer for accounting purposes.

On September 12, 2018, NewBridge provided Roots notice of termination of the Roots Agreement pursuant to Section 10.01 of the Roots Nursery, Inc. Share Exchange and Purchase Agreement (the “Termination Agreement”), effective immediately.  Pursuant to the Termination Agreement, the Company cancelled a total of 9,850,000 shares of Common Stock issued in connection with the July 14 Closing.  On the same day, the Company issued a total of 9,850,000 shares to acquire East 10th Street LLC, a California limited liability real estate company, for 2,925,000 shares of the Company’s common stock and the rights to certain trademarks, logos, business operating procedures, marketing material and future plans for a tissue culture lab and cloning operations for 6,925,000 shares of the Company’s common stock.  These assets were acquired from Sam Mac and Eric Tran, respectively, both directors and principal shareholders in the Company.

Fair Value of Assets Acquired (Liabilities Assumed):

Assets
Cash	$8,886
Prepaids	207,704
Total assets	216,590

Liabilities
Accounts payable and accrued liabilities	(246,150)
Convertible notes payable, net of discount	(34,723)
Derivative liability	(743,269)
Related party payable	(19,500)
Total liabilities	(1,043,642)

Net liabilities assumed	$(827,052)

Total consideration	$8,418,901
Plus net liabilities assumed	827,052
Goodwill	$9,245,953

Shares issued for the Consortium	31,000,000	75.8%
NewBridge shares prior to acquisition	9,904,589	24.2%
Total shares outstanding following the acquisition	40,904,589	100.0%

Closing price of common stock on July 14, 2018	$0.85
Total Value of the Company following the acquisition	34,768,901
Total Consideration (share price x 24.2%)	$8,418,901

The consideration is 24.2% of the value of the total shares outstanding following the July 14 acquisition.

The following presents the pro-forma combined results of operations of the Company with the Consortium as if the acquisition occurred on January 1, 2018.

For the nine months ended September 30, 2018
Total revenue	$36,200
Net loss allocable to common stockholders	$(4,402,727)
Net loss per common share	$(0.10)
Weighted-average number of shares outstanding	42,746,557

From the July 14, 2018 acquisition date through September 30, 2018, the acquiree had no revenue and a net loss of $1,515,854.  The pro-forma results of operations are presented for information purposes only.  The pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

NOTE 5 – PROPERTY AND EQUIPMENT

As of September 30, 2018, the Company’s property and equipment consists of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2018	2017

Land	n/a	$879,954	$556,000
Buildings and improvements	5-30 years	3,280,972	1,782,199
Office furniture and equipment	3-8 years	58,196	-
Total		4,219,122	2,338,199
Less accumulated depreciation		(196,130)	(135,926)
Net property and equipment		$4,022,992	$2,202,273

For the nine months ended September 30, 2018 and 2017, the Company had depreciation expense of $48,403 and $12,847, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Effective May 4, 2018 (prior to the July 14, 2018 acquisition), NewBridge entered into a Securities Purchase Agreement (“Auctus Purchase Agreement”) dated April 30, 2018 with Auctus Fund, LLC (“Auctus”).  In conjunction with the Auctus Purchase Agreement, the Company signed a Convertible Promissory Note for $250,000 (“Auctus Note”). The Auctus Note was convertible into shares of the Company’s common stock and had an initial maturity date of nine months from the issue date of each funding tranche. The first $125,000 was received May 3, 2018.  In connection with the Auctus Purchase Agreement and the Auctus Note, the Company also entered into a Registration Rights Agreement pursuant to which the Company agreed to register the conversion shares for resell by Auctus.  The conversion price was equal to (1) the lessor of the lowest trading price during the previous 25 day trading period ending on April 27, 2018, the last full trading day prior to the date of the note, which was $0.41 or (2) a variable conversion price equal to 50% of the lowest trading price during the 25 trading days leading up to the date of the conversion.

As of June 30, 2018, NewBridge had received the first tranche of $125,000. Actual cash received was net of a $14,750 origination fee. NewBridge recorded a derivative of $199,927 on April 30, 2018 due to the variable nature of the conversion price, as well as, a debt discount of $125,000 and a loss on derivative of $74,927. As of the July 14, 2018 acquisition date, the derivative had a fair market value of $743,269 and the debt discount was $90,277.  The Company settled the note payable on July 24, 2018 through a cash payment of $173,244, which covered the $125,000 principal plus an early termination fee of $48,244.  The derivative was remeasured on July 24, 2018, which resulted in a loss on derivative of $4,631,731 for the change in the valuation from July 14, 2018 to July 24, 2018.  The change in the valuation was mainly due to the increase in the share price from $0.85 to $5.50, respectively. The Company recognized a gain on debt settlement of $5,236,479. There is currently no balance on the Auctus Note.

NOTE 7 – NOTES PAYABLE

As of September 30, 2018, the Company’s notes payable consist of bank loans of $354,515 on the Mad Creek property and $389,997 on the 10th Street property, which was assumed when the property was deeded to the the Company on September 12, 2018.  The Mad Creek loan has a variable interest rate of 4.75% as of September 30, 2018 that adjusts on May 1 and November 1 each year.  The loan matures on November 1, 2036.  The 10th Street loan has a fixed interest rate of 9.66% and a maturity date of July 1, 2036.

	September 30,	December 31,
	2018	2017

Note payable	$744,512	$362,883
Less current portion	(23,999)	(12,819)
Note payable, net of current portion	$720,513	$350,064

NOTE 8 – DERIVATIVE LIABILITIES

The Company evaluated the terms of the convertible debt conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that certain features required separate accounting as derivatives. The derivatives were recorded as "derivative liabilities" on the condensed consolidated balance sheets and will be adjusted to reflect fair value at each reporting date. The total fair value of the derivative liability at issuance (or when acquired) for the convertible debt was $743,269 as of July 14, 2018. The fair value of the derivative liabilities at September 30, 2018 was $0. The Company recognized a loss of $4,631,731 for the nine months ended September 30, 2018, which is presented as "loss on derivative" on the condensed consolidated statements of operations.

On July 24, 2018, the Company recorded the note payoff and reduced the derivative liability to zero.  The valuation was based on the Binomial Lattice model. The Company recorded a loss on derivatives of $4,631,731 since the share price of the common stock increased from $0.85 when the liability was acquired on July 14, 2018 to $5.50 as of July 24, 2018.

The details are as follows:

	July 14,	July 24,
	2018	2018
Stock price at valuation date	$ 0.85	$ 5.50
Conversion price	$ 0.13	$ 0.13
Risk free rate	0.00%	0.00%
Volatility	192.98%	192.98%
Number of shares converted	1,000,000	1,000,000
Value of derivative	$ 743,269	$ 5,375,000
Loss on derivative	n/a	$ (4,631,731)

NOTE 9 – CONSULTING AGREEMENT

On July 12, 2018 (prior to the July 14, 2018 acquisition), NewBridge entered into a Consulting Services Agreement (“Agreement”) with Go Fund, LLC (the “Consultant”), which is wholly-owned by Lance Dalton. Under the terms of the Agreement, the Consultant will assist the Company in identifying acquisitions and growth opportunities, assist the Company with financing its capital needs, and assist the Company with its investor relations. The Company will pay a monthly consulting fee of $10,000 for the one-year term and grant the Consultant options to acquire 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.0001 per share. Under the terms of the Agreement, the shares were to vest upon the meeting of certain value creating milestones which were all met as required.  On July 29, 2018, Go Fund LLC exercised the options and the Company issued 10,000,000 shares for $1,000.

NOTE 10 – STOCK OPTIONS

For the period from July 15, 2018 through September 30, 2018, the Company recognized $571,226 of share-based compensation and had no unrecognized share-based compensation as of September 30, 2018.  As of September 30, 2018 there were 1,580,000 options granted all of which were unexercised and outstanding.

	2018
		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the year	-	$-
Granted	1,580,000	0.25
Exercised	-
Forfeited or expired	-	-
Outstanding as of end of the year	1,580,000	0.25

Exercisable as of end of the year	1,580,000	0.25

On October 12, 2017, prior to the reverse acquisition, NewBridge granted options to Mark Mersman, former CEO and Scott Cox, former President and COO, to purchase 1,508,543 shares of common stock each (3,017,085 total). The options had an exercise price of $0.01 per share and would expire December 31, 2018.  The options were exercisable upon achievement of various milestones. The combined stock options were valued at $1,518,884 using Black-Scholes.  The Company recognized $571,226 of share-based compensation on these stock options for the period from the July 14, 2018 merger through September 30, 2018.  The remaining balance was expensed by NewBridge prior to the merger.

On June 11, 2018, prior to the reverse acquisition, NewBridge granted options to the CFO, two directors, and two third party consultants for a total of 1,580,000 shares.  The options all vested prior to the merger and had no additional performance milestones so the expense was recognized during June 2018 by NewBridge prior to the merger. The options have an exercise price of $0.25 per share and expire on June 30, 2019 (50,000 options), June 30, 2020 (230,000 options) and June 30, 2021 (1,300,000 options), respectively.  These 1,580,000 options are outstanding and exercisable as of September 30, 2018.

NOTE 11 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. At September 30, 2018 and December 31, 2017, we had 57,116,055 and 3,695,604 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

On July 14, 2018, NewBridge closed on Share Exchange and Purchase Agreements as discussed in Note 4, whereby the Company purchased the shares or membership interests (as the case may be) of the several entities making up the Consortium.  The acquisition was considered a reverse acquisition so the Consortium is the accounting acquirer and effectively issued 9,904,589 shares of common stock at $0.0001 per share to acquire NewBridge and Elevated.

On or about July 25, 2018, the Company entered into subscription agreements with investors for the purchase of 6,061,466 shares of restricted common stock at $0.50 per share for total consideration of $3,030,733.

On July 30, 2018, the Company issued 75,000 shares to Mark Mersman, CEO, and 75,000 shares to Scott Cox, President and COO, based on performance milestones in their October 12, 2017 employment contracts.  The milestones were fulfilled in July 2018. The 150,000 shares were valued at $4.75 per share for a total of $712,500, which is classified as stock issued for services.

On July 29, 2018, the Company issued 10,000,000 shares to Go Fund upon exercise of the stock options for $1,000 (see Note 9).

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company financed its initial operations and property acquisitions through member capital contributions.  For the nine months ended September 30, 2018 and 2017, the Company received capital contributions of $519,306 and $1,814,584, respectively.

Green Thumb is leasing 4200 square feet of property from Hong So Mac, the father of Sam Mac, one of the principal shareholders.  The lease began August 1, 2018 and runs through August 1, 2028, at which time it converts to a month-to-month lease cancellable by either party.  The monthly rent is $3,500 for the first year but then the landlord, at his discretion, can increase the rent to fair market value but not to exceed $3.50 per square foot.  Total rent payments of $7,000 were made as of September 30, 2018.

As of September 30, 2018, the Company had related party payables of $479,316 to several of its principal shareholders, members of management and affiliated companies.  Most of the balance is payable to Tran Millenium, a company owned by Eric Tran, for consulting related to the formation, strategy, permitting, licensing, compliance and construction design for the new entities formed during 2018.

NOTE 13 – MANAGEMENT CHANGES

On August 28, 2018, the Board of Directors (the “Board”) appointed Todd Lee as President of the Company.  In connection therewith, Scott A. Cox began serving as Vice President of Corporate Development, effective immediately.

Termination and Severance Agreement for Mark T. Mersman

On September 18, 2018, the Board terminated the Company’s employment agreement with Mark T. Mersman, Chief Executive Officer of the Company (the “Mersman Termination”) and Mr. Mersman was removed as a member of the Board, effective September 18, 2018. The Company appointed Todd Lee as the Company’s Principal Executive Officer.  In connection with the Mersman Termination, Mr. Mersman and the Company entered into a Separation Agreement (the “Mersman Severance Agreement”), effective September 24, 2018.

Pursuant to the terms of the Mersman Severance Agreement, the Company will pay Mr. Mersman all of his earned but unpaid salary, which, as of September 18, 2018, amounts to $32,655 as well as twelve (12) monthly payments of $12,500, commencing on December 1, 2018. The severance payments were accrued in September 2018. All of Mr. Mersman’s unvested options that were outstanding as of September 18, 2018 immediately vested as of September 24, 2018.  The Mersman Severance Agreement prohibits Mr. Mersman from selling more than two percent (2%) of the shares of common stock beneficially owned by him during any thirty (30) day period between October 1, 2018 through March 31, 2019, and more than five percent (5%) of the shares of common stock beneficially owned by him in any thirty (30) day period thereafter.  In exchange for these cash payments, Mr. Mersman agreed to a general release in favor of the Company.

Termination and Severance Agreement for Scott A. Cox

On September 18, 2018, the Board terminated the Company’s employment agreement with Scott A. Cox, Vice President of Corporate Development (the “Cox Termination”).  In connection with the Cox Termination, Mr. Cox and the Company entered into a Separation Agreement (the “Cox Severance Agreement”), effective September 24, 2018.

Pursuant to the terms of the Cox Severance Agreement, the Company will pay Mr. Cox all of his earned but unpaid salary, which, as of September 18, 2018, amounts to $32,297, as well as twelve (12) monthly payments of $12,500, commencing on December 1, 2018. The severance payments were accrued in September 2018. All of Mr. Cox’s unvested options that were outstanding as of September 18, 2018 immediately vested as September 24, 2018.  The Cox Severance Agreement prohibits Mr. Cox from selling more than two percent (2%) of the shares of common stock beneficially owned by him during any thirty (30) day period between October 1, 2018 through March 31, 2019, and more than five percent (5%) of the shares of common stock beneficially owned by him in any thirty (30) day period thereafter.  In exchange for these cash payments, Mr. Cox agreed to a general release in favor of the Company.

NOTE 14 – SUBSEQUENT EVENTS

On October 4, 2018, Mr. Lee resigned as President of the Company, effective immediately.  As a result of Mr. Lee’s resignation, the Interim Services Agreement, dated August 6, 2018, between the Company and Mr. Lee has been mutually terminated as of the effective date of Mr. Lee’s resignation.

On October 5, 2018, the Board appointed Mr. Robert Bench, the Company’s Chief Financial Officer, to serve as the Interim President of the Company and designated Mr. Bench as the Company’s Principal Executive Officer, effective immediately, until such time as his successor is named.  Mr. Bench will continue to serve as Chief Financial Officer of the Company during the interim period.

On October 17, 2018, the Board appointed Dr. John A. MacKay as the President of its subsidiary Elevated and as President of its wholly-owned subsidiary 5Leaf. The Board authorized Elevated and 5Leaf each to enter into an employment agreement with Dr. MacKay.

Dr. MacKay’s employment agreement with Elevated (the “Elevated Agreement”) provides that Dr. MacKay will receive a salary of $3,000 per month. The term of the Elevated Agreement is from October 22, 2018 until December 31, 2018 subject to extension as mutually agreed upon by the parties. The Elevated Agreement also provides that Dr. MacKay will receive an aggregate of 10% of the capital stock of Elevated at the rate of 3% the end of the first year, 3% the end of the second year, and 4% the end of the third year so long as he remains as an employee of Elevated.

Dr. MacKay’s employment agreement with 5Leaf (the “5Leaf Agreement”) provides for a salary of $10,000 per month. The term of the 5Leaf Agreement is from October 22, 2018 until December 31, 2018 subject to extension as mutually agreed upon by the parties. The 5Leaf Agreement also provides that Dr. MacKay will receive membership interests equal to an aggregate of 3% of 5Leaf’s outstanding membership interests at the rate of 1% the end of each year so long as he remains as an employee of 5Leaf.

In connection with both employment agreements, Dr. MacKay entered into a confidentiality invention assignment and non-competition agreement. In addition, the Company’s consulting agreement with Synergistic Technologies Associates, LLC, effective August 1, 2018, pursuant to which Dr. MacKay provided certain consulting services to the Company is deemed terminated and of no further force or effect.

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

Executive Summary

With the July Acquisitions, the Company is now fully focused on growth in the cannabis industry.  The Company has had some rental income from its wholly-owned subsidiaries in the cannabis industry and has minimal revenue with a related party to date; however, with the July Acquisitions, the Company expects operations to grow significantly during the next 12 months.

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

Results of Operations

During the nine months ended September 30, 2018, the Company had a net loss of $2,270,462 compared to a net loss of $8,758 for the nine months ended September 30, 2017.  The increase in net loss was mainly due to the additional entities acquired or formed during 2018.  The expenses consisted mainly of employee salaries, share-based compensation, consulting, legal and accounting.

During the three months ended September 30, 2018, the Company had a net loss of $2,104,482 compared to a net loss of $18,272 for the three months ended September 30, 2017.  The increase in net loss was mainly due to the additional entities acquired or formed during 2018.

Operating expenses consist mainly of employee salaries, share-based compensation, consulting, legal and accounting.  We expect operating expenses to increase substantially based on the July Acquisitions.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, we had a net loss of $2,270,462. At September 30, 2018, we had an accumulated deficit of $2,392,715.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. Additional equity financing may result in dilution to our shareholders. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” noted in the filed 10-K for the year ended December 31, 2017.

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
	September 30,
	2018	2017

Cash used in operating actitivites	$(686,222)	$-
Cash used in investing activities	(914,780)	-
Cash provided by financing activities	2,858,489	-
Net increase in cash	$1,257,487	$-

Number of Employees

As of September 30, 2018, the Company had 8 full-time and 3 part-time employees.

Disclosure of Contractual Obligations

None.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2018 and December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  and based upon this evaluation, and the engagement of a qualified outside third party to monitor our disclosure controls and procedures, concluded that as of September 30, 2018, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about July 25, 2018, the Company entered into Subscription Agreements with investors for the purchase of 6,061,466 shares of restricted common stock at $0.50 per share for total consideration of $3,030,733.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

EXHIBIT NO    DESCRIPTION AND METHOD OF FILING

10.1	Consulting Services Agreement with GoFund, LLC dated July 12, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed July 16, 2018)
10.2	Share Exchange and Purchase Agreement dated July 12, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on July 20, 2018)
10.3	Form of Common Stock Subscription Agreement dated July 2018 (incorporated by reference as Exhibit 3.02 to Form 8-K filed on July 26, 2018)
10.4	Interim Services Agreement with Todd Lee dated August 6, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed August 31, 2018)
10.5	Executive Employment Agreement with Scott Cox effective as of July 1, 2018 (incorporated by reference as Exhibit 10.2 to Form 8-K filed August 31, 2018)
10.6

Share Exchange and Purchase Agreement between the Equity Security Holders of East 10th Street LLC and the Company dated September 12, 2018 (incorporated by reference as Exhibit 2.02 to the Form 8-K filed on September 14, 2018)

10.7	Asset Purchase Agreement by and among Eric Tran and the Company dated September 12, 2018 (incorporated by reference as Exhibit 2.03 to the Form 8-K as filed on September 14, 2018)
10.8	Separation Agreement by and between Scott Cox and the Company dated September 14, 2018 (incorporated by reference as Exhibit 10.1 to the Form 8-K on September 24, 2018).
10.9	Separation Agreement by and between Mark Mersman and the Company dated September 14, 2018 (incorporated by reference as Exhibit 10.2 on September 24, 2018).
10.10

Employment Agreement between Elevated Education, Inc. and John A. MacKay effective as of October 22, 2018 (incorporated by reference as Exhibit 10.1 to the Form 8-K as Exhibit 10.1 on October 19, 2018).

10.11	Employment Agreement between 5Leaf, LLC and John A. MacKay effective as of October 22, 2018 (incorporated by reference as Exhibit 10.2 on October 19, 2018).
31.1	Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
31.2	Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BRIDGE GLOBAL VENTURES, INC.

Date:	December 26, 2018	By:	/s/ Robert K. Bench
Robert K. Bench, Interim Chief Executive Officer

Date:	December 26, 2018	By:	/s/ Robert K Bench
Robert K Bench, Principal Financial Officer