Form 10-K
period 2018-12-31
NewBridge Global Ventures, Inc.
filed 2019-04-01
CIK 726293

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File No. 000-11730

NEWBRIDGE GLOBAL VENTURES, INC.

  (Exact Name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction incorporation or organization)	( IRS Employer Identification Number)

2545 Santa Clara Avenue
Alameda, CA	94501
(Address of principal executive offices)	(zip code)

(801)-362-2115

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to section 12(g) of the Act:

Title of Each Class
Common stock, par value of $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had 9,876,439 shares of common stock outstanding as of June 30, 2018. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $1,531,813.  The registrant had 59,698,055 shares of common stock outstanding as of March 25, 2019.

NEWBRIDGE GLOBAL VENTURES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in an Annual Report on Form 10-K are based upon estimates and assumptions made by us or our officers that, although believed to be reasonable, are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially and adversely as compared to those contemplated or implied by these forward-looking statements.

All forward-looking statements involve risks, assumptions and uncertainties. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” “NewBridge,” or the “Company” refer to NewBridge Global Ventures, Inc., and our wholly-owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

NewBridge Global Ventures, Inc., and NewBridge logos and other trademarks or service marks of NewBridge appearing in this Annual Report on Form 10-K are the property of NewBridge Global Ventures, Inc. or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Overview

We are a California-based, vertically integrated holding company. Through our wholly-owned subsidiaries, we are currently positioning ourselves to cultivate, manufacture, and distribute medical and recreational cannabis in California. Through a series of recent acquisitions, we currently operate an integrated portfolio of California cannabis and hemp companies. Our structure includes cannabis cultivation, manufacture, distribution, online education and consulting services. We believe that by focusing on industry best practices, standardization, compliance and corporate governance, NewBridge will be positioned for rapid growth in the legalized California cannabis and industrial hemp industries.

 Corporate History

NewBridge Global Ventures, Inc., a Delaware Corporation (the “Company”) was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.  On November 30, 2015, we consummated the transaction evidenced by an Agreement and Plan of Share Exchange dated October 8, 2015 by and among NABUFIT Global and NABUFIT Denmark, pursuant to which NABUFIT Global acquired from the stockholders of NABUFIT Denmark all of the issued and outstanding equity interests of NABUFIT Denmark. Effective August 30, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) whereby it sold all of the interest held in its operating subsidiaries NABUFIT Denmark, NABUFIT China, and NABUFIT IP (“Operating Subsidiaries”) and consequently ceased its prior operations (“Operations Sale”).

On October 19, 2017, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation effecting a change of the Company’s name from Nabufit Global, Inc. to NewBridge Global Ventures, Inc. to more accurately reflect its business objectives.  The name change was effective as of December 12, 2017 and the Company’s new symbol is

“NBGV”. On February 14, 2018, the Company elected to form Elevated Education, Inc. (“Elevated”) as a Delaware corporation and wholly-owned subsidiary of the Company.  On February 19, 2018, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Elevated Portfolio Holdings, LLC (“Elevated Portfolio”), whereby Elevated agreed to purchase the assets of Elevated Portfolio.

On July 14, 2018, the Company acquired the following assets in an effort to expand its operations in the legal cannabis industry: 725 E 11th, LLC, a California limited liability company; Mad Creek Farm, LLC, a California limited liability company; Timothy Lane, LLC, a California limited liability company; 5Leaf, LLC, a California limited liability company; GLML, LLC, a California limited liability company and Roots Nursery, Inc., a California corporation (the “Acquired Entities”) to acquire all of the issued and outstanding membership interests of the Acquired Entities (the “Acquired Interests”) from the equity holders of those companies (the “Sellers”) in exchange for an aggregate of 31,000,000 shares of the Company’s common stock (the “Share Exchange”).  The closing of the Share Exchange took place on July 14, 2018. Upon the closing of the Share Exchange, the Company became the sole owner of the Acquired Entities and, immediately following the Share Exchange, the Sellers owned approximately 76% of the issued and outstanding shares of the Company’s common stock immediately thereafter.

On September 28, 2018, the Company was assigned 100% interest in The Bay Clonery, LLC (“The Bay Clonery”) and Green Thumb Distributors, Inc. (“Green Thumb”), both newly formed entities by a related party. On October 5, 2018, NewBridge transferred 50% interest in Green Thumb to Eric Tran a Director of NewBridge.

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

On September 17, 2018, the Company formed Roots of Caly, LLC (“Roots”) and Mad Creek, LLC, (“Mad Creek, LLC”) both California Limited liability companies.

Our Present Business

Through our subsidiaries, we are currently positioning ourselves to cultivate, manufacture and distribute medical and recreational cannabis in California.

Our Operating Subsidiaries (wholly owned unless otherwise noted)

Roots of Caly, LLC, a California limited liability company (“Roots”), is building-out a 6,000 square-foot state-of-the-art facility on Company-owned property located in the “green zone” of Oakland, California.  Once operational, we believe that Roots will have the capacity to produce more than 65,000 clones each month.   A well-known industry brand, Roots expects to produce clones from mother plants, supplying high-quality genetics to our own cultivation operations and other cultivators located throughout California. Roots of Caly was formed September 17, 2018.

The Bay Clonery, LLC, a California limited liability company (“The Bay Clonery”), is building-out 5,000 square feet of a 11,500 square-foot warehouse and an additional 16 clean rooms for clone storage all located on a 1.41-acre Company-owned property located in Santa Rosa, California.  The Company anticipates that The Bay Clonery will operate as an indoor nursery and tissue culture lab, which will have the capacity to produce and sell more than 100,000 clones per month.  By preserving genetics of proprietary cannabis strains, The Bay Clonery plans to collaborate with breeders and seed banks to archive a genetic library. This will allow us to test the genetic makeup of various strains that show promise. By identifying strains that show higher percentages of specific compounds, we believe, although there can be no assurance, that we can produce new products that may prove of significant potential for the medical community.  The Bay Clonery was formed by a related party on May 21, 2018 and assigned to NewBridge on July 23, 2018 for nominal consideration.  There was no activity in this entity through June 30, 2018.

5Leaf, LLC, a California limited liability company (“5Leaf”), is positioning itself to be a leading cannabis and industrial hemp processor and manufacturer of Full Spectrum Oils (“FSO”), distillate and isolate for local craft cannabis cultivators and other health and wellness brands.  5Leaf plans to operate in two separate facilities, both of which are currently under construction.  One facility is a 10,500 square-foot, Company-owned, extraction facility in Oakland, California.  5Leaf will also utilize an additional 6,500 square-feet of the 11,500 square-foot, Company-owned facility located on a 1.41-acre property in Santa Rosa, California with The Bay Clonery.  Upon completion, 5Leaf expects to have the capacity to process more than 2,000 lbs. of biomass per day, yielding an estimated 200 lbs. of FSO.

Genus Management Group, LLC (formerly GLML, LLC), a California limited liability company (“Genus”), is an Oakland-based services company that is integral in the operations of 5Leaf, Roots, and The Bay Clonery.  With over 45 years of collective experience building successful and compliant California cannabis companies, we believe that Genus is uniquely positioned to provide consulting services to cultivators, processors, and retail brands. Its services include compliance, licensing, permitting, budgeting, brand/product development, and business development

Mad Creek, LLC, a California limited liability company, was formed to manage operations on Mad Creek Farm, LLC, which are expected to begin during 2019. There was no activity in this entity through December 31, 2018.

Green Thumb Distributors, Inc., a California corporation (“Green Thumb”), intends to become a licensed distribution company in the State of California.  However, there can be no assurance that Green Thumb will be issued such license.  Upon approval of its license application, Green Thumb intends to package, label, and distribute various products to cultivators, manufacturers and retailers throughout California requiring third-party distribution services. The Company is currently leasing a 5,000 square-foot facility located in the “green zone” of Oakland, California.  Green Thumb was formed by a related party on June 8, 2018 and assigned to NewBridge on July 23, 2018 for nominal consideration.  On October 5, 2018 NewBridge transferred 50% interest in Green Thumb to Eric Tran a Director of NewBridge. There was no activity in this entity through December 31, 2018.

Elevated Education, Inc, a Delaware corporation (“Elevated Education”). By educating physicians, clinicians, healthcare insurers, public servants, educators and cannabis industry professionals on proper, safe and effective applications for medical cannabis, Elevated Education empowers practitioners, through online educational modules, with the competence and confidence to educate their patients and students with healthier, more-effective treatments using CBD, hemp and cannabis derivatives

Wholly-Owned Real Estate Holding Companies

Mad Creek Farm, LLC, a California limited liability company (“Mad Creek”), is a real estate holding company that owns a 27-acre farm consisting of two parcels of land (+/- 5 and 22-acre tracts), where the Company intends to grow world-renowned, Emerald Triangle, California cannabis.  We anticipate being able to construct two state-of-the-art greenhouse facilities totaling 15,000 square feet.  As of the date of this Annual Report, our Mad Creek property is subject to an outstanding mortgage debt obligation of approximately $351,000.

East 10th Street, LLC, a California limited liability company (“East 10th St.”), is a real estate holding company which owns 6,000 square feet of commercial warehouse space in the “Green Zone” of Oakland, California.  When buildout is completed, East 10th Street will be a state-of-the-art indoor cultivation facility and home to Roots.  As of the date of this report, our East 10th St. property is subject to an outstanding mortgage debt obligation of approximately $384,000.

725 East 11th St., LLC, a California limited liability company (“East 11th St.”), is a real estate holding company which owns a commercial warehouse consisting of 10,500 square feet located in the “Green Zone” in Oakland, California. When build-out is completed, this location will be the primary home of 5Leaf.

Timothy Lane, LLC, a California limited liability company (“Timothy”), is a real estate holding company which owns an 11,500 square foot warehouse and 16 clean rooms for clone storage located on a 1.41-acre property in Santa Rosa, California. This will be a home to both 5Leaf and Bay Clonery.

Joint Venture

On February 14, 2019, the Company and EcoXtraction LLC, a Louisiana limited liability company (“EcoXtraction”) entered into an asset purchase agreement (the “EcoXtraction Purchase Agreement”), pursuant to which the Company issued to

EcoXtraction an aggregate of 2,350,000 shares of the Company’s common stock par value $0.0001 per share (the “EcoXtraction Shares”), and EcoXtraction sold to the Company certain equipment and other tangible property.  EcoXtraction and the Company also took steps to create a joint venture (the “Joint Venture”). In connection with the Joint Venture, on February 14, 2019, the Company and EcoXtraction entered into a license agreement, pursuant to which EcoXtraction sub-licensed to the Company certain intellectual property, and further, the Company and EcoXtraction created CleanWave Labs, LLC, a Nevada limited liability company (“CleanWave”) with each of the Company and EcoXtraction as members of CleanWave. The Company shall own 50% of the member equity interests and 50% of the member profit interests of CleanWave. CleanWave was created primarily for the purpose of (i) exploiting certain proprietary technologies being assigned and licensed to the Company by EcoXtraction designed to extract CBD, THC, as well as additional compounds from cannabis and hemp plants and (ii) manufacture and market equipment derived from that technology for use in extracting CBD, THC and additional compounds. The foregoing is merely a summary of the Joint Venture, and is qualified in its entirety by reference to the Company’s Current Report on Form 8-K filed February 21, 2019 and the exhibits attached thereto.

Competition

There are many businesses which provide consulting and other ancillary services to businesses within the medical and recreational cannabis industry. There can be no assurance that other parties will not seek to emulate our business methods and practices. Many of those companies can be expected to have greater financial and management expertise than the Company. If such competitors arise, it could have a serious adverse effect on the Company.

Reliance on Third Party Suppliers and Distributors

Since we are fully vertically integrated, we will have substantial control over the seed-to-sale process of much of our product, which we plan to grow, extract, package, distribute, and deliver. We will be reliant upon third-party laboratories for testing as as required by state regulations. We will also source much of our packaging materials from third parties. Reliance upon suppliers for packaging supplies is standard in this industry; however, we are working to develop a partnership with a wholesale supplier of cannabis packaging products.

All distribution and testing will be arranged by Green Thumb Distributors and as such we will not require a third-party distributor.

5Leaf has significant processing potential beyond the internally generated supply. We will source additional biomass to process in our extraction facilities. As such we will be reliant on third-party these third-party biomass suppliers.

Significant Customers

No significant customers yet.

Distribution Methods

All distribution activities will be performed by Green Thumb Distributors, Inc. a California Corporation licensed by the Bureau of Cannabis Control to distribute, package, and grow cannabis. We will use Green Thumb Distributors to move cannabis goods from manufacturers and cultivators to retailers.

Patents and Trademarks

We have strain IP, but due to the nascent nature of the industry and the illegality of the product on the federal level, no patents for the product itself.

Government and Industry Regulation

Federal Regulation and Our Business

Cannabis is currently a Schedule I controlled substance and is therefore illegal under federal law. Even in those states in which the use of cannabis has been legalized, its use, possession, or cultivation remains a violation of federal laws. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of the date of this report, 30 states and the District of Columbia allow their residents to use medical cannabis. The state laws are in conflict with the federal Controlled Substances Act (the “CSA”), which makes cannabis use and possession illegal on a national level. The Obama administration stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. However, recent statements by the Trump administration, in particular by then Attorney General Jeff Sessions, indicate that this policy may be under review. In March 2015, legislation was introduced in the U.S. Senate proposing to change federal law such that states could regulate medical use of cannabis without risk of prosecution. A key component of the proposed Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) is to reclassify cannabis under the Controlled Substances Act to Schedule II, thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. There is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. We intend to harvest, distribute and sell cannabis, and we may be irreparably harmed by a change in enforcement by the federal government.

Section 537 of the Consolidated Appropriations Act for the fiscal year ended September 30, 2017 prohibits the expenditure by the Department of Justice of any funds to prevent the implementation of medical marijuana laws by any state or the District of Columbia or Puerto Rico. In United States v McIntosh, the 9th Circuit Court of Appeals held that the operators and growers had standing to challenge federal indictments for violations of the Controlled Substances Act. It is unknown whether future appropriations acts will include similar provisions or whether other circuits will follow the lead of the 9th Circuit.

DOJ Deputy Attorney General James M. Cole issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states. In January 2018, former Attorney General, Jeff Sessions rescinded the Cole Memo. However, the federal government, to date, has not determined to devote federal government resources to companies operating in states which have passed laws legalizing medical and recreational marijuana use whose businesses are operating in conformity with the provisions of the Cole Memo.

We intend to remain within the guidelines outlined in the Cole Memo (see “The Cole Memo”), however, we cannot provide assurance that the Company is in full compliance with the laws since the repeal of the Cole Memo or with the Cole Memo itself or any other federal laws or regulations.  The Cole Memo reiterates Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”): (a) preventing distribution of cannabis to minors; (b) preventing revenue from cannabis from going to gangs, cartels and other illegal participants; (c) preventing the diversion of cannabis from states where it is legal to states where it is illegal; (d) preventing state-authorized cannabis activity from being a cover or pretext for the trafficking of other illegal drugs; (e) preventing violence and the use of firearms in the cultivation and distribution of cannabis; (f) preventing drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use; and (g) preventing the growing of cannabis on public lands and its use or possession on Federal property.

The DOJ may issue in the future supplemental guidance directing that prosecutors also consider the Enforcement Priorities with respect to federal money laundering, unlicensed money transmitter, and BSA offenses predicated on cannabis-related violations of the CSA.

State Regulation of Our Business

Regulation of cannabis and cannabinoids varies by state.  Our operations are conducted primarily in California and as such we are subject to California cannabis regulations.

The California Medical and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which became effective January 1, 2018, is the governing law for both medical and adult use of cannabis in California. The rules are complex.

Regulatory Agencies

The Bureau of Cannabis Control (“Bureau”) oversees cannabis transportation, storage, distribution, sales, and testing. The Department of Food and Agriculture, through its CalCannabis Cultivation licensing program, oversees cannabis cultivation, issues plant tags, and is developing and implementing the track and trace program. The State Department of Public Health, through its Office of Manufactured Cannabis Safety (“OMCS”), oversees cannabis manufacturers. Finally, there are additional state agencies with smaller roles, such as the Department of Pesticides, the California State Board of Equalization, the State Water Resources Control Board, the Department of Fish and Wildlife, the Department of Justice, and state law enforcement. These State agencies promulgated emergency regulations effective through June 30, 2018 which were extended as amended through December 31, 2018. On January 16, 2019, the Office of Administrative Law (“OAL”) approved the California Department of Good and Agriculture’s cannabis cultivation regulations and the regulations went into effect immediately. The emergency regulations are no longer in effect, now that the new regulations have been adopted by OAL.

The transition period in the licensing authorities’ regulations allowing exceptions from specific regulatory provisions ended on June 30, 2018. Beginning July 1, 2018, cannabis goods must meet all statutory and regulatory requirements. Cannabis goods that do not meet all statutory and regulatory requirements must be destroyed in accordance with the rules pertaining to destruction.

Laboratory Testing Requirements

Beginning July 1, 2018, a licensee may only sell cannabis goods that have been tested and passed all testing requirements in effect at the time of testing.  Untested cannabis goods cannot be sold by a retailer and must be destroyed. A retailer may not send cannabis goods to a distributor for testing. Untested cannabis goods manufactured or harvested before January 1, 2018, in possession of a distributor that are owned by the distributor must be destroyed.

Untested cannabis goods manufactured or harvested before January 1, 2018, in the possession of a distributor owned by a manufacturer or cultivator may be returned to the licensee who owns the cannabis goods. If a cultivator or manufacturer chooses to sell the returned cannabis goods, the cannabis goods must be sent to a distributor for testing and must meet all of the testing requirements in effect at the time of testing before transported to a retailer for sale.

Packaging and Labeling Requirements

Beginning July 1, 2018, all packaging and labeling must be performed prior to cannabis goods being transported to a retailer. A retailer shall not accept cannabis goods that are not properly packaged and labeled. A retailer shall not package or label cannabis goods, even if the cannabis goods were in inventory before July 1, 2018. However, for medicinal sales, retailers will place a sticker on cannabis goods stating, “FOR MEDICAL USE ONLY” upon sale to a qualified medicinal consumer, unless the statement is already printed on the package.  A retailer may not send unpackaged cannabis goods to another licensee for packaging or labeling. Cannabis goods in possession of a retailer that do not meet packaging and labeling requirements must be destroyed. Exit packaging is not required to be child-resistant and can no longer be used to satisfy the child-resistant packaging requirements. All cannabis goods must be in child-resistant packaging prior to delivery to a retailer.

THC Limits

Beginning January 1, 2019, edible cannabis goods may not exceed 10 milligrams of THC per serving and may not exceed 100 milligrams of THC per package.  Non-edible cannabis products must meet package THC restrictions and shall not contain more than 1,000 milligrams of THC per package if intended for sale only in the adult-use market.  Non-edible cannabis products shall not contain more than 2,000 milligrams of THC per package if intended for sale only in the medicinal market.

Ingredients and Appearance of Cannabis

Beginning July 1, 2018, a retailer may only sell cannabis products that meet the requirements set by the California Department of Public Health for ingredients or appearance.

Additional Important State Law Provisions

Obtaining a state license requires a local jurisdiction permit to operate. Local jurisdictions are not required to permit cannabis businesses. While there is no residency requirement to own or operate a medicinal or adult-use cannabis business at the state level, local jurisdictions may attempt to impose residency restrictions. Colocation of medical and adult-use/means are permitted.

Vertical integration is permitted and there are no limitations on how many licenses a person may hold, except testing labs must remain separate from all other license types. Local governments may attempt to impose their own limits on how many licenses someone can own. The holder of any license type, other than a testing licensee, may hold a distributor license.  Ownership is defined as any person or entity owning a twenty percent or greater stake, or any person with the power to control management decisions. Owners are subject to background investigation. Additional financial interests, as defined, must be disclosed.

Licensees may also seek issuance of a temporary event license to operate at a county fair or district agricultural association event, which would permit on-site cannabis consumption, provided there is no local jurisdictional ban and the licensee complies with certain other requirements (i.e., no alcohol or tobacco consumption would be allowed on premises, customers must be over twenty-one, etc.). Retailers must separately report on state designated fairground sales beginning July 1, 2018.

California requires testing of cannabis for pesticides, mold, mildew, and other contaminants and explicitly prohibits the use of banned pesticides and sets standards for certification of organic cannabis. Cannabis and cannabis products must be packaged in opaque packaging and identify infused edibles with a created universal symbol.

Cultivators must identify their water source and obtain all necessary state and local permits for water usage. The Department of Food and Agriculture has the authority to limit the issuance of unique identifying tags (required for all legally grown plants) if there are adverse impacts to the environment caused by the cultivation. Growing or processing cannabis where these activities result in a violation of specified laws relating to the unlawful taking of fish and wildlife is a felony.

Priority Grant of Licenses

Businesses that were operating in compliance with state law before September 1, 2016, will have priority during licensing. Cannabis businesses that were lawfully operating under California state law and with relevant local licensing before January 1, 2018, may continue operating while their applications are reviewed. The Bureau will determine whether an applicant was lawfully operating by reviewing the date on which the applicant began actively conducting the same commercial cannabis activity as the license type for which the applicant is applying, and evidence to prove compliant operations.

Medicinal cannabis businesses who opt not to apply for a state license on or before January 1, 2018, will continue to receive protections from criminal prosecution provided by state law for one year after the first state licenses are issued. However, criminal defenses do not provide protections from state regulatory enforcement beginning January 1, 2018, thereby exposing businesses operating under the prior collective or cooperative model to the risks of civil or regulatory enforcement if they continue to operate without a state or local license after January 1, 2018. In the spring of 2019, operators without a license will likely no longer be able to assert defenses to criminal prosecution under the collective or cooperative model.

Prior law required that cannabis operations be solely operated under a non-profit model. There are numerous hurdles for businesses operating under the prior law to transition to a fully regulated for profit model. Transition to a for-profit model is complex. Competent California counsel should be consulted with a deep knowledge of the industry and regulatory scheme.

The following table outlines the Company’s subsidiaries status of the permitting and licensing at the local and state levels:

Company/Subidiary	Local Level	State Level
Roots of Caly, LLC	Received authorization for temporary state license. Processing permanent permit.	Temporary license. Application for provisional license and annual state license will be submitted during the first quarter of 2019.
Green Thumb Distributors, Inc.	Received authorization for temporary state license. Processing permanent permit.	Temporary license. Application for provisional license and annual state license will be submitted during the first quarter of 2019.
5Leaf, LLC	Received authorization for temporary state license. Processing permanent permit.	Received temporary state license, renewed through May 2019. Application for annual state license will be submitted during the first quarter of 2019.
Mad Creek, LLC	Application submitted with Mendocino County, awaiting approval from Department of Agriculture.	Received temporary state license for outdoor cultivation. Application for annual state license and greenhouse permit will be submitted during the first quarter of 2019.
The Bay Clonery, LLC	Awaiting operating permit from the City of Santa Rosa California.	Received temporary state license, renewed through May 2019. Application for annual state license will be submitted during the first quarter of 2019.

Employees

As of the date of this Annual Report, we have 9 full-time employees and 2 part-time employees. Our activities are managed by our officers and directors.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this prospectus before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. This prospectus also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this prospectus.

Risks Related to Our Business & Operations

We have limited operational history in an emerging industry that has been legalized in some states but remains illegal in others and under federal law, making it difficult to accurately predict and forecast business operation.

Because we have only a limited operational history it is and will continue to be extremely difficult to make accurate predictions and forecasts on our growth and finances. There is no guarantee our products and services will remain attractive to potential and current clients as our industry continues to grow and develop.

Additionally, though our management team has varied and extensive business backgrounds and technical expertise, they, along with everyone else involved in the cannabis industry, have limited substantive prior working experience and managing operations in our industry. Because of our limited operating history and the recent development of the cannabis industry in general, it is very difficult to evaluate our business and the future prospects. We will encounter risks and difficulties and, in order to overcome these risks and difficulties, we believe we must:

•	Execute the Company’s Business and Marketing strategy successfully;
•	Increase the number of clients, vendors and customer relations in the related industry;
•	Meet the expected demand with quality, timely products and services;
•	When appropriate, partner with affiliate marketing companies to explore the demand;
•	Leverage initial relationships with earliest customers;
•	Upgrade our product and services and continuously provide wider distribution and production; and
•	Attract, hire, motivate, and retain qualified personnel.

If these objectives are not achieved our results of operations could suffer.

We are relying heavily upon the various Federal Governmental memos issued in the past (Ogden, Cole, and others) to remain acceptable to those state and Federal entities that regulate, enforce, or choose to defer enforcement of certain current regulations and that the Federal Government will not change its this attitude to those practitioners in the cannabis industry as long as they comply with their state and local jurisdictional rules and authorities. There can be no assurance that the Federal Government will not change such attitudes towards cannabis.

We are an emerging growth company with a limited operating history and limited sales to date.

The Company is subject to all of the risks inherent in the establishment of an emerging growth company including the absence of an operating history and the risk that we may be unable to successfully develop and provide our services. There can be no assurance that the Company will be able to execute its business plan, including without limitation the Company’s plans to develop, market, and sell its services. The Company has engaged in no cannabis operations to date. There can be no assurance that the Company’s sales projections and marketing plans will be achieved as anticipated and planned.  It is likely that losses will continue to be incurred during the early stages of operations. The Company believes that its future success will depend on its ability to develop and introduce its products consulting services and to develop a successful acquisition strategy, to meet a wide range of customer needs and achieve market acceptance. The Company cannot assure prospective investors that it will be able to successfully develop and market its services, develop a successful acquisition strategy or that it will recover the initial investment that must be made to develop and market such products.

We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

A company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700,000,000.

We have incurred net losses since inception.

The Company incurred a net loss of $3,347,084 for the year ended December 31, 2018 and has an accumulated deficit of $3,469,337 as of December 31, 2018.  The Company incurred a net loss of $80,826 for the year ended December 31, 2017. Our independent registered public accountants issued an opinion on our audited financial statements as of and for the year ended December 31, 2018 that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We can provide no assurance as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability.

We must raise additional working capital.

At the present time, our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional working capital through public or private sales of our equity securities, debt financing or short-term loans, or a combination of the foregoing.  In the event that such financing is not procured, we may be forced to curtail our growth plans. There can be no assurance that we will be able to raise sufficient additional working capital financing from the sale of additional securities when needed to sustain our operations on acceptable terms, or at all. If such financing is not available on satisfactory terms or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and our financial condition may be materially adversely affected. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt and could increase our expenses and require that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results. Equity financing, if obtained, could result in dilution to our then existing stockholders.

Issuance of Common Stock to fund our operations may dilute your investment.

We have been operating at a loss since inception and our working capital requirements continue to be significant. We have been supporting our business through the sale of debt and equity since inception. We will need additional funding for developing products and services, increasing our sales and marketing capabilities, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Our working capital requirements depend and will continue to depend on numerous factors including the timing of revenues, the expense involved in development of our products, and capital improvements. If we are unable to generate sufficient revenue and cash flow from operations, we will need to seek additional financing through the sale of additional shares of Common Stock, warrants and/or convertible debt securities to provide the capital required to maintain or expand our operations, which may have the effect of diluting our existing stockholders or restricting our ability to run our business.

We depend on the development of the cannabis industry.

Over the past several years, the cannabis industry has grown significantly as a result of an increase of deregulation at a state level. Our revenues depend greatly on the expenditures made by companies within the cannabis industry. In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their operations. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they conduct or outsource, our business could be materially adversely affected.

Our success is dependent upon our ability to develop markets.

Our ability to succeed within the cannabis industry as well as other target markets will determine actual operating results. While we anticipate the creation of a compelling services model for our potential clients, we may not be able to fully develop our planned service offering(s) in a manner that is predictable or profitable.  The Company will focus on these factors to help fuel its growth. The overall U.S cannabis market is growing from its own performance dynamics. The strong growth in demand for legal cannabis over the past years is expected to continue in the years ahead, but there can be no assurance that it will continue to grow. The legal cannabis industry is among the fastest growing industries in the U.S projecting $22 billion in revenue by 2020 from $5 billion in 2015.

Competition in our industry is intense.

There are many competitors in the cannabis industry, including many who offer similar products and services as those offered by us. There can be no guarantee that in the future other companies won’t enter this arena by developing services that are in direct competition with us or any acquired subsidiary.  We anticipate the presence as well as entry of other companies in this market space and acknowledge that we may not be able to establish or if established, maintain a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and or services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

We plan to expand our business through acquisitions.

We are actively reviewing acquisition candidates. Factors which may affect our ability to grow successfully through acquisitions include:

•	inability to obtain financing;
•	difficulties and expenses in connection with integrating the entities that we have acquired and achieving the expected benefits;
•	diversion of management’s attention from current operations;
•	the possibility that we may be adversely affected by risk factors facing the entities that we have acquired;
•

acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our Common Stock to the stockholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

•	potential losses resulting from undiscovered liabilities of the entities that we have acquired not covered by the indemnification we may obtain from the seller; and
•	loss of key employees of the entities that we have acquired.

Our real estate assets are subject to the risks associated with real property.

We own real estate directly, and we may acquire additional real estate property directly or indirectly in the future.  Real estate assets are subject to various risks, including:

•	declines in the value of real estate;
•	acts of God, including earthquakes, floods, and other natural disasters, which may result in uninsured losses;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	adverse changes in national and local economic and market conditions;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;
•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;
•	potential liabilities for other legal actions related to property ownership including tort claims; and
•	the potential for uninsured or under-insured property losses.

The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, may materially adversely affect our business, financial condition and results of operations.

Two of our properties are subject to mortgages, and such mortgage debt obligations expose us to the possibility of foreclosure on our ownership interests in our properties, which could result in the loss of our investment in a property subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default.  As of the date of this report, our East 10th St. property has an outstanding mortgage obligation of approximately $384,000, and our Mad Creek Farm property has an outstanding mortgage debt obligation of approximately $351,000.  Any foreclosure on a mortgaged property as a result of a default in our mortgage debt obligations could adversely affect our business operations.

We are dependent on certain key personnel.

The success of the Company is dependent to a significant degree upon the skill and experience of key personnel including Sam Mac, Eric Tran, Bob Bench, Ellen Gee, and others. The loss of the services of any of these individuals would adversely affect the Company’s business. The Company may obtain key man life insurance policies on executives, however, there is no assurance that policy proceeds would cover all potential costs or operational challenges that would result from the loss of services from executives and in any event, such policy would not cover the lives or loss of these other individuals. The

Company cannot assure prospective investors that it would be able to find adequate replacements for these key individuals. In addition, the Company believes that its future success will depend in large part upon its continued ability to attract and retain highly skilled employees, who are in great demand.

Unfavorable general economic conditions may materially adversely affect our business.

While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our products or services which could cause our revenue to decline. Also, our customers that are especially reliant on the credit and capital markets may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. Moreover, we rely on obtaining additional capital and/or additional funding to provide working capital to support our operations. We regularly evaluate alternative financing sources. Further changes in the commercial capital markets or in the financial stability of our investors and creditors may impact the ability of our investors and creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facility, tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner. For these reasons, among others, if the economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

Conflicts of interest may arise between us and our directors and officers as a result of other business activities undertaken by such individuals.

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities, including within the cannabis industry.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our Company.  In addition, our directors and executive officers are permitted to devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us and subject them to any contractual restrictions restricting such activities.  Our directors and executive officers are required to disclose to us all potential conflicts of interest, as well as all prospective and existing business ventures.  We believe this will promote transparency and help ensure that the any and all transactions to which the Company may be a party remain free of such conflicts of interest.  These business interests could require the investment of significant time and attention by our executive officers and directors.  In some cases, our executive officers and directors may have fiduciary obligations associated with business interests that interfere with their ability to devote time to our business and affairs, which could adversely affect our operations.

We are dependent upon our management to continue our growth.

The Company believes it will rapidly and significantly expand operations and growth as a result of the continued expansion of the cannabis industry. There are no assurances this will occur. However, if it does occur, we will need to significantly expand our capacity to address potential market opportunities. Such rapid growth would place a significant strain on our management and operational and financial recourses. Our success is principally dependent on our current management personnel for the operation of our business.

To execute on its commitment, the Company draws on the collective experience of its management team with expertise in market research, development, corporate management, market opportunities, product growth, sales, distribution, future growth and economic trends. The ability to provide high quality service will depend on attracting and retaining educated staff, as well as professional experiences that is relevant to our market, including for marketing, technology and general experience in this industry.

Our ability to deliver quality services depends on our ability to manage and expand our marketing, operational and distribution systems, recruit additional qualified employees and train, and manage and motivate both current and new employees. Failure to effectively manage our growth would have a material adverse effect on our business.

Risks Related to Our Industry

Our business is dependent on state laws pertaining to the cannabis industry.

The Federal Controlled Substances Act classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal Government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. As of the date of this Annual Report, thirty two (32) states and the District of Columbia allow their residents to use medical cannabis, of which ten (10) states and the District of Columbia have legalized the recreational use of cannabis.  While some states have either approved ballot measures or approved legislation to legalize cannabis for adult recreational use, continued expansion of such ‘recreational use’ is not well defined at this time and any continued development of the cannabis industry will be dependent upon continued new legislative authorization of cannabis at the state, and perhaps the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the cannabis industry channel is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(s) within the various states we have business interests in. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business up to possibly causing us to discontinue operations as a whole.

California state law requires that all commercial cannabis businesses, including cultivators, dispensaries, delivery services, extractors, concentrate, edible and topical manufacturers, distributors, and testing laboratories hold a state license in order to operate. Marijuana in California is legal for both medical and recreational use.  However, retailers need separate licenses to sell medical and recreational marijuana, and no assurance can be given that we will obtain such licenses.

CalCannabis Cultivation Licensing, a division of the California Department of Food and Agriculture (CDFA), licenses and regulates commercial cannabis cultivators in California. CalCannabis also manages the state's track-and-trace system, which tracks all commercial cannabis and cannabis products—from cultivation to sale.  Any person or entity who wishes to engage in commercial cannabis cultivation must submit an application package, which includes a completed application form, all required documentation and a non-refundable application fee.

The Bureau of Cannabis Control (Bureau) is the lead agency in regulating commercial cannabis licenses for medical and adult-use cannabis in California. The Bureau is responsible for licensing retailers, distributors, testing labs, and temporary cannabis events.

The Manufactured Cannabis Safety Branch, a division of the California Department of Public Health (CDPH), is responsible for regulating and licensing the manufacturers of cannabis-infused edibles for both medical and nonmedical use.

The first step in obtaining licensing for a cannabis business in California is selecting a location or locations for the business since state licensing requires that a business have approval from the local government where the business is located. The permitting process, fees, and tax rates vary tremendously, and local city and county governments can restrict or ban cannabis businesses in their jurisdiction. Every location has different rules on where cannabis businesses can locate, based on zoning, proximity to schools and other sensitive locations, and types of licenses allowed.

We are currently in the process of applying for state and city licenses in the locations in which we plan to operate.  No assurance can be given that we will be successful in receiving such licenses.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of the date of this Memorandum, nine (9) states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

In November 2016, California voters approved Proposition 64, also known as the Adult Use of Marijuana Act (“AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. Many of the provisions of the AUMA became effective on January 1, 2018 and the California Bureau of Cannabis Control enacted regulations to implement the AUMA by that date.

If we are unable to obtain and maintain the permits and licenses required to operate our business in compliance with state and local regulations in California, we may experience negative effects on our business and results of operations.

Cannabis remains illegal under federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We operate in the cannabis industry, which is dependent on state laws and regulations pertaining to such industry; however, under federal law, cannabis remains illegal.

The United States federal government regulates drugs through the Federal Controlled Substances Act (the “CSA”), which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. This classification makes cannabis use and possession illegal on a national level.  No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration (the “DEA”). Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act.  The United States Supreme Court has ruled that it is the Federal Government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Trump Administration will not change the stated policy regarding the low-priority enforcement of federal laws in states where cannabis has been legalized. The Trump administration could introduce a less favorable policy or decide to enforce the federal laws strongly. Any such change in the Federal Government’s enforcement of federal laws could cause significant financial damage to us and our stockholders.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. The Cole Memo ultimately emphasizes the need for robust state regulation of marijuana. The memorandum “rests on its expectation that state and local governments that have enacted laws authorizing marijuana-related conduct will implement strong and effective regulatory and enforcement systems that will address the threat those state laws could pose to public safety, public health, and other law enforcement interests.” In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations.

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a 9th Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

Although these developments have been met with a certain amount of optimism in the cannabis industry, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted. In addition, the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill that must be renewed annually, has been renewed as part of an omnibus spending bill, in effect through September 30, 2019.

Furthermore, on January 4, 2018, the now former U.S. Attorney General, Jeff Sessions, issued a written memorandum (the “Sessions Memo”) to all U.S. Attorneys stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that given the Justice Department’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

In response to the Sessions Memo, U.S. Attorney Bob Troy for the District of Colorado, the state in which our principal business operations are presently located, issued a statement on January 4, 2018, stating that the United States Attorney’s Office in Colorado is already guided by the well-established principles referenced in the Sessions Memo, “focusing in particular on identifying and prosecuting those who create the greatest safety threats to our communities around the state. We will, consistent with the Attorney General’s latest guidance, continue to take this approach in all of our work with our law enforcement partners throughout Colorado.”

 The current U.S. Attorney General, William Barr, has signaled that he will be taking a different approach towards interfering with state medical marijuana laws than his predecessor Jeff Sessions. Mr. Barr was confirmed as the U.S. Attorney General on February 14, 2019. During his confirmation hearing on February 15, 2019, Mr. Barr addressed the conflict between federal and state cannabis policies, stating that his approach would be “not to upset settled expectations and the reliant interests that have arisen as a result of the Cole memorandum.” Mr. Barr went even further, stating that “to the extent that people are complying with the state laws—distribution and production and so forth—[the DOJ is] not going to go after that.” Despite the more relaxed approach, Mr. Barr voiced his desire for clarity and uniformity on the issue and preference that the United States have a federal law that prohibits marijuana everywhere.

It is unclear at this time whether the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we intend to do so in the future, and thus we may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. At such time, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

Additionally, as we are always assessing potential strategic acquisitions of new businesses, we may in the future also pursue opportunities that include growing and distributing medical or recreational cannabis, should we determine that such activities are in the best interest of the Company and our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis

As the possession and use of cannabis is illegal under the federal controlled substances act, us and our customers may be deemed to be aiding and abetting illegal activities through the services that they provide to users. As a result, they may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under federal law, and more specifically the CSA, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to services providers to participants in the cannabis industry, which could adversely impact us. If the federal government were to change its practices, or were to expend its resources enforcing existing federal laws on such providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products up to and including a complete interruption of our business.

It is possible that additional Federal or State legislation could be enacted in the future that would prohibit our clients from selling or providing services related to cannabis, and if such legislation were enacted, such clients may discontinue the use of our services, and our potential source of customers would be reduced causing revenues to decline.  Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to us. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

The cannabis industry faces significant opposition, and any negative trends will adversely affect our business operations.

We are substantially dependent on the continued market acceptance, and the proliferation of consumers, of medical and recreational cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in a growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

Large, well-funded business sectors may have strong economic reasons to oppose the development of the cannabis industry. For example, medical cannabis may adversely impact the existing market for the current “cannabis pill” sold by mainstream pharmaceutical companies. Should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. Any inroads the pharmaceutical or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business.

Cannabis continues to be a Controlled Substance under the United States Federal Controlled Substances Act and our business may result in federal civil or criminal prosecution.

The Company will be directly engaged in the medical and adult-use cannabis industry in the U.S. where local state law permits such activities however all such activities remain illegal under federal law in the U.S. Investors are cautioned that in the U.S., cannabis is highly regulated at the state level. To our knowledge, there are to date a total of 30 states, the District of Columbia, Puerto Rico and Guam that have legalized medical cannabis in some form, including California, although not all states have fully implemented their legalization programs. Nine states and the District of Columbia have legalized cannabis for adult use. Fifteen additional states have legalized high-CBD, low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (codified in 21 U.S.C.A. Section 812). Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against the Company. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

An appropriations rider contained in the fiscal year 2015, 2016, 2017, and 2018 Consolidated Appropriations Acts provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. As stated previously, the amendment is effective through September 2019. As of the date of this Amendment, the Amendment has not yet been re-approved. Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protection to state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture, or prison time. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of medical and adult-use cannabis licenses in the U.S., the listing of its securities on the CSE, its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation or defense of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial

We are subject to certain tax risks and treatments that could negatively impact our results of operations.

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

Risks Relating to Ownership of Our Securities

Shares eligible for future sale may adversely affect the market.

From time to time, certain of the Company’s stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. Any substantial sale of the Company’s Common Stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by holders of Conversion Shares) may have a material adverse effect on the market price of the Common Stock.

You may be diluted if we issue additional equity securities or securities convertible into equity securities.

From time to time, we may issue additional equity securities or securities convertible into equity securities of the Company.  There can be no assurance that the pricing of any such additional securities will not be lower than the price at which you purchased your securities in the open market in the future, if any exists.  If and when the Company issues additional securities, it is possible that your interest in the Company will be diluted further. In January 2019, we began a private offering of our securities, in the form of 10% convertible notes. Upon the terms and subject to the conditions of such notes, and the agreements ancillary to the notes, the Company may be required to issue shares of our common stock to the holders of such notes. The issuance of shares of common stock underlying the notes will have the effect of diluting the current holders of our shares of common stock.

There is no active public trading market for our Common Stock and we cannot assure you that an active trading market will develop in the near future.

Our Common Stock is quoted under the symbol “NBGV” in the over-the-counter markets, including the OTCQB Tier of the OTC Markets Group, Inc.; however, it is not listed on any stock exchange and there is currently very limited trading in our securities. We cannot assure you that an active trading market for our Common Stock will develop in the future due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. There may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales. We cannot give you any assurance that an active public trading market for our Common Stock will develop or be sustained. You may not be able to liquidate your shares quickly or at the market price if trading in our Common Stock is not active.

Our share price could be volatile and our trading volume may fluctuate substantially.

The market price of our Common Stock may experience volatility. Many factors could have a significant impact on the future price of our Common Stock including:

•	our failure to successfully implement our business objectives;
•	compliance with ongoing regulatory requirements;
•	market acceptance of our products;
•	technological innovations, new commercial products or drug discovery efforts and clinical activities by us or our competitors;
•	changes in government regulations;
•	general economic conditions and other external factors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	the degree of trading liquidity in our Common Stock; and
•	our ability to meet the minimum standards required for remaining listed on the OTC Markets.

These factors also include ones beyond our control such as market conditions within our industry and changes in the cannabis industry. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular the market for cannabis company stocks, has also experienced significant decreases in value in the past. This volatility and valuation decline has affected the market prices of securities issued by many companies; often for reasons unrelated to their operating performance, and might adversely affect the price of our Common Stock.

We have established Preferred Stock which can be designated by the Company’s Board of Directors without stockholder approval.

The Company has authorized 400,000 shares of Preferred Stock, of which none are issued and outstanding. The shares of series of Preferred Stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company prior to the issuance of any shares thereof. The Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. In each such case, we will not need any further action or vote by our stockholders. One of the effects of undesignated Preferred Stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of Preferred Stock pursuant to the Board of Director's authority described above may adversely affect the rights of holders of Common Stock. For example, Preferred Stock issued by us may rank senior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock. Accordingly, the issuance of shares of Preferred Stock may discourage bids for the Common Stock at a premium or may otherwise adversely affect the market price of the Common Stock.

Our Certificate of Incorporation provides our directors with limited liability.

Our Certificate of Incorporation states that our directors shall not be personally liable to us or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 174 of the Delaware General Corporation Law (the “DGCL”) or shall be liable because the director (1) shall have breached his duty of loyalty to us or our stockholders, (2) shall have acted not in good faith or in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, shall have acted not in good faith or in a manner involving intentional misconduct or a knowing violation of law, or (3) shall have derived an improper personal benefit. Article Seven further states that the liability of our directors shall be eliminated or limited to the fullest extent permitted by the DGCL, as it may be amended. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

Certain provisions of our Certificate of Incorporation and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our Certificate of Incorporation and the DGCL contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of our stockholders.

We also are subject to the anti-takeover provisions of the DGCL, which prohibit us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibit the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. This statute has the effect of making it more difficult to effect a change in control of a Delaware company.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price.

As a public reporting company, we require significant financial resources to maintain our public reporting status. We cannot assure you we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

•	faulty human judgment and simple errors, omissions or mistakes;
•	fraudulent action of an individual or collusion of two or more people;
•	inappropriate management override of procedures; and
•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies like us face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 and for the year ended December 31, 2018. Our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2018. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to investigation by the Securities and Exchange Commission (the “SEC”) and civil or criminal sanctions.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. In the future, if our securities are listed on a national exchange, we may also be required to comply with marketplace rules and heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and national exchange requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders collectively beneficially own approximately 70% of our outstanding Common Stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock. This concentration of ownership may not be in the best interests of our other stockholders.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our Common Stock may be limited by Delaware state law. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our Common Stock.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS REPORT, READERS SHOULD KEEP IN MIND THAT OTHER POSSIBLE RISKS MAY ADVERSELY IMPACT THE COMPANY’S BUSINESS OPERATIONS AND THE VALUE OF THE COMPANY’S SECURITIES.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our operations are currently being conducted out of our corporate offices located at 2545 Santa Clara Avenue, Alameda California, 94501. We lease our California operations facility for which we pay $1,800 per month. We consider the current space to be adequate and will reassess our needs based upon future growth.

In addition to the foregoing, the Company owns and operates the wholly-owned real estate holding companies listed in Item 1 under the heading “Wholly-Owned Real Estate Holding Companies,” such holding companies being Mad Creek, East 10th St., East 11th St. and Timothy. The information furnished under the section titled “Wholly-Owned Real Estate Holding Companies” in Item 1 above is hereby incorporated by reference into this Item 2. The foregoing is merely a summary of the real estate holding companies and is qualified in its entirety by reference to the section above titled “Wholly-Owned Real Estate Holding Companies.”

ITEM 3. LEGAL PROCEEDINGS

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTCQB Exchange under the symbol “NBGV.” The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on OTCQB, as applicable, for the periods listed. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. On June 27, 2017 we effected a 30:1 reverse split of our common stock, without any change in the par value per share, the number of authorized shares of our common stock remained the same at 100,000,000.

Calendar Quarter	High	Low

2017
First Quarter	$15.60	$4.50
Second Quarter	$6.00	$2.40
Third Quarter	$5.00	$0.50
Fourth Quarter	$2.50	$0.51
2018
First Quarter	$2.50	$0.50
Second Quarter	$0.51	$0.25
Third Quarter	$6.01	$0.35
Fourth Quarter	$2.18	$1.00

Holders of Our Common Stock

As of March 25, 2019, there were 59,698,055 shares of our common stock, $0.0001 par value, outstanding and held by approximately 448 shareholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock for the foreseeable future. The payment of dividends on common stock, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

Issuer Purchases of Equity Securities

We have not purchased any of our equity securities.

Sales of Unregistered Securities

On July 14, 2018, NewBridge closed on Share Exchange and Purchase Agreements as discussed in Note 4, whereby the Company purchased the shares or membership interests (as the case may be) of the several entities making up the Consortium.  NewBridge issued 31,000,000 common shares to the owners of the Consortium as consideration for this Share Exchange. The acquisition was considered a reverse acquisition so the Consortium is the accounting acquirer.  Accordingly, the equity of the Consortium was retroactively adjusted to agree to the equity of NewBridge prior to the acquisition.

On July 25, 2018, the Company entered into subscription agreements with investors for the purchase of 6,061,466 shares of restricted common stock at $0.50 per share for total consideration of $3,030,733.

On July 30, 2018, the Company issued 75,000 shares to Mark Mersman, CEO, and 75,000 shares to Scott Cox, President and COO, based on performance milestones in their October 12, 2017 employment contracts.  The milestones were fulfilled in July 2018.  The 150,000 shares were valued at $4.75 per share for a total of $712,500, which is classified as stock issued for services.

On July 29, 2018, the Company issued 10,000,000 shares to Go Fund upon exercise of the stock options for $1,000.

The foregoing issuances were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

NewBridge Global Ventures, Inc., a Delaware Corporation (the “Company”) was incorporated in May 1983 in the State of Colorado and re-incorporated in the State of Delaware in April 2008.  On November 30, 2015, we consummated the transaction evidenced by an Agreement and Plan of Share Exchange dated October 8, 2015 by and among NABUFIT Global and NABUFIT Denmark, pursuant to which NABUFIT Global acquired from the stockholders of NABUFIT Denmark all of the issued and outstanding equity interests of NABUFIT Denmark. Effective August 30, 2017, the Company entered into an Agreement on Transfer of Shares (“Transfer Agreement”) whereby it sold all of the interest held in its operating subsidiaries NABUFIT Denmark, NABUFIT China, and NABUFIT IP and consequently ceased its prior operations.

On October 19, 2017, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation effecting a change of the Company’s name from Nabufit Global, Inc. to NewBridge Global Ventures, Inc. to more accurately reflect its business objectives.  The name change was effective as of December 12, 2017 and the Company’s new symbol is “NBGV”. On February 14, 2018, the Company elected to form Elevated Education, Inc. (“Elevated”) as a Delaware corporation and wholly-owned subsidiary of the Company.  On February 19, 2018, the Company entered into an Asset Purchase Agreement with Elevated Portfolio Holdings, LLC (“Elevated Portfolio”), whereby Elevated agreed to purchase the assets of Elevated Portfolio and assume its business operations.

On July 14, 2018, the Company acquired the following equity interests in an effort to expand its operations in the legal cannabis industry: 725 E 11th, LLC, a California limited liability company; Mad Creek Farm, LLC, a California limited liability company; Timothy Lane, LLC, a California limited liability company; 5Leaf, LLC, a California limited liability company; GLML, LLC, a California limited liability company and Roots Nursery, Inc., a California corporation (the “Acquired Entities ”) to acquire all of the issued and outstanding membership interests and capital stock of the Acquired Entities (the “Acquired Interests”) from the equity holders of those companies (the “Sellers”) in exchange for an aggregate of 31,000,000 shares of the Company’s common stock (the “Share Exchange”).  The closing of the Share Exchange took place on July 14, 2018.  Upon the closing of the Share Exchange, the Company became the sole owner of the Acquired Entities and, immediately following the Share Exchange, the Sellers owned approximately 76% of the issued and outstanding shares of the Company’s common stock immediately thereafter.  Pursuant to the Share Exchange Agreements, the shares of the Company’s common stock issued to the Sellers are subject to a lock-up and can therefore not be sold, transferred, pledged, hypothecated or placed for a period of at least twelve (12) months from the date of closing of the Share Exchange.

On September 12, 2018, Company provided Roots notice of termination of the Roots Agreement pursuant to Section 10.01 of the Roots Nursery, Inc. Share Exchange and Purchase Agreement (the “Termination Agreement”), effective immediately.  Pursuant to the Termination Agreement, the Company cancelled a total of 9,850,000 shares of Common Stock issued in connection with the Share Exchange and Purchase Agreement, and effectively replaced those shares with the issuances described in the following two paragraphs.

On September 12, 2018, the Company entered into a Share Exchange and Purchase Agreement (the 10th “Purchase Agreement”) with East 10th Street LLC, a California limited liability company (“East 10th”), pursuant to which the Company acquired all of the issued and outstanding membership interests of East 10th from its sole member, Sam Mac, a Director of the Company, in exchange for 2,925,000 shares of Common Stock (the “Shares”).  East 10th owns certain real property located in Oakland, California.  Pursuant to the 10th Purchase Agreement, the Shares are subject to a lock-up and can therefore not be sold, transferred, pledged, hypothecated or placed for a period of at least twelve (12) months from the date of closing of the Purchase Agreement.

Also on September 12, 2018, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Eric Tran, a Director of the Company “Tran”), pursuant to which the Company acquired certain assets, including all of the rights to certain trademarks, logos, business operating procedures, marketing material and plans, and other intellectual property (the “Tran Assets”).  In consideration of the Tran Assets, the Company issued to Tran a total of 6,925,000 shares of the Company’s common stock.  Pursuant to the Asset Purchase Agreement, the shares of the Company’s common stock issued to Tran are subject to a lock-up and can therefore not be sold, transferred, pledged, hypothecated or placed for a period of at least twelve (12) months from the date of closing of the Asset Purchase Agreement.

On July 23, 2018, the Company was assigned 100% interest in The Bay Clonery, LLC (“The Bay Clonery”) and Green Thumb Distributors, Inc. (“Green Thumb”), both newly formed entities by a related party. On October 5, 2018, NewBridge transferred 50% interest in Green Thumb to Eric Tran a Director of NewBridge.

On September 17, 2018, the Company formed Roots of Caly, LLC (“Roots”).

The following discussion highlights The Acquired Entities’ results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on The Acquired Entities’ audited financial statements contained in this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements of the Company for the years ended December 31, 2018 and 2017, contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Results of Operations

The following are highlights of our operating results for the year ended December 31, 2018 compared to the year ended December 31, 2017:

Revenue. The Company had $20,000 of consulting revenue and $7,200 in rent revenue during 2018 compared to $0 consulting revenue and $29,200 in rent revenue in 2017, respectively.  The decrease in rent revenue is because the Company renovated many of its properties to begin its principal operations in 2019. The Company expects to begin generating revenue in the third quarter of 2019.

Operating Expenses. The operating expenses increased 3,992% from $96,728 to $3,958,359 for the years ended December 31, 2017 and 2018, respectively, and consist mainly of share-based compensation of $1,283,726, salaries of $538,862, severance of $300,000 and consulting fees of $757,585.

Other Income (Expense).  The Company recognized a gain on debt settlement of $5,236,479, which was partially offset from a loss on derivative of $4,631,731.  The prior year had no comparative transactions.

Liquidity and Capital Resources

The Company has incurred significant net losses and negative cash flows from operations. For the years ended December 31, 2018 and 2017, we had net losses of $3,347,084 and $80,826, respectively. At December 31, 2018, we had an accumulated deficit of $3,469,337.

At December 31, 2018, we had cash of $89,550. We have financed our operations principally through the sale of common stock. During 2018 and 2017, we received net proceeds of $3,031,733 and $0, respectively, from the issuance of shares of NewBridge Global Ventures, Inc.’s common stock.

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

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017:

	For the Years Ended
	December 31,
	2018	2017

Cash used in operating activities	$ (1,988,684)	$ -
Cash used in investing activities	(1,347,261)	-
Cash provided by financing activities	3,425,495	-
Net increase in cash	$ 89,550	$ -

These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the year ended December 31, 2018 and 2017, respectfully.

Newly Issued Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Note 3 of our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) concluded that as of December 31, 2018, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2018, management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework-2013. As part of this assessment, management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. Based on this assessment, management has determined that internal controls were not effective.  The Company has engaged a third-party service provider with the necessary financial expertise to provide additional oversight of financial reporting. In addition, the board of directors, as part of their review of the quarterly and annual financial statements, has complete access to the detailed financial information of the Company for further review and verification of all financial transactions during the reporting periods. Management believes these changes and detailed review by the board of directors enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year and quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)	Date of Appointment
Robert Bench	69	Interim President and Chief Financial Officer	October 5, 2018 and October 17, 2007, respectively
Sam Mac	53	Chief Operating Officer, Director	July 14, 2018
John MacKay	50	Chief Technical Officer	January 2, 2019
Pat Tang	48	Chief Compliance Officer	December 12, 2018
J. Martin Tate	46	Secretary	February 2018
Ellen Gee	57	Director	July 14, 2018
Eric Tran	43	Director	July 14, 2018
Ole Sigetty	53	Director	November 5, 2018

Our Board of Directors is comprised of only one class. All of our directors serve for a term of one year and until their successors are elected at the Company’s annual stockholders’ meeting and are qualified, subject to removal by the Company’s stockholders. Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that its members encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our directors and Officer includes each director and officer’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Background of officers and directors

Robert K. Bench, Interim President and Chief Financial Officer

Mr. Bench currently serves as our Interim President, and has served as our Chief Financial Officer since October 2007.  He served as a member of our Board of Directors from December 2007 until 2014.  Mr. Bench was a founder and since April 1999 has been a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies (“BayHill Group”).  From January 2005 until April 2007, he also served as the Chief Financial Officer of Innuity, Inc. (INNU), software, a service company that delivers applications for small business. From November 2000 until August 2004, he also served as Chief Financial Officer of The SCO Group (SCOX), a developer and marketer of software applications and operating systems. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

Sam Mac, Chief Operating Officer and Director

Mr. Mac has over 20 years in the cannabis industry, with 23 build-outs ranging from 2,000 square feet to over 15,000 square feet.  He was the co-founder of D&S Garden Supplies, which he formed in 2005, and supervised its growth from 1,500 square foot storefront to a 20,000 square foot super store and warehouse. From Jan 2010 to July 2015, Sam served as a cannabis consultant. From July 2015 to July 2018, Sam served as a manager for Roots Nursery. Mr. Mac’s focused areas of expertise include, Zoning and Code Regulations, Construction, Building and Architectural Design, Irrigation, Security Systems, Ventilation/HVAC and CO2 systems, Electrical Capacity, Dispensary, Hydroponic Suppliers, Mechanical, Plumbing Regulations, Fire and Safety, Licensing and Permits. Sam holds a Bachelor of Science Degree with a major in electronics from Heald College and speaks fluent Cantonese and Mandarin.

John MacKay, Chief Technology Officer

Dr. MacKay earned a B.A. in Chemistry from St. Lawrence University (SLU), and Ph.D. from the University of Vermont (UVM), in Inorganic Chemistry focused on the synthesis of cancer-fighting compounds.  After positions teaching at Davidson College, Lyndon State College and University of Vermont (UVM), John joined Waters Corporation in 1983 and retired in 2017.  His career has included many roles in innovative product development and marketing.  John is widely recognized as scientific expert extraction with an emphasis on the sub and supercritical fluid for extraction and chromatography in the botanical space; he is bringing the synergy from what were disparate technologies together to optimize workflow. John is the founder and President of Synergistic Technologies Associates, LLC a consulting company that works with botanical companies to help maximize their total operations based on Six Sigma principles and practices. He also serves as contributing journalist and science editor for Terpenes and Testing Magazine and was the editor of the early issues of Extraction Magazine and now is contributing journalist and scientific advisor.  He has also been appointed the Educator Assistant Professor on the Volunteer Pathway, Department of Pharmacology at the Robert Larner, MD College of Medicines.

Pat Tang, Chief Compliance Officer

Mr. Tang has over 28 years of experience in the business management and operations of public and private companies. Prior to joining NewBridge Global Ventures, Mr. Tang has served as a Sales and Business Development Executive at MacDermidAlpha-Compugraphics, and an Executive Advisor at TCE Group, a contract manufacturing services for microelectronics industry.  From 2016 to 2018, Mr. Tang served as Vice President of Sales and Business Development at Advenira, Inc., a developer of nanocomposite. From 2014 to 2016, he also served as Director of Business Development and Application Engineering at Aculon, Inc, a nanomaterial company focusing on microelectronics, wireless, oil & gas, IoT, and medical devices applications. Prior to Aculon, he served as Director of Product Technology Marketing at JCET, tier 1 semiconductor packaging, assembly and test.  Mr. Tang is a licensed Professional Chemical Engineer and holds an MBA from the University of San Francisco with technical training in chemistry, chemical engineering and microelectronics.

J. Martin Tate, Secretary

Mr. Tate has served as the Company’s Secretary since February 2018.  Mr. Tate is a Partner at the law firm of Carman Lehnhof Israelsen, LLP and has served in such capacity since May 2009.  Mr. Tate obtained his juris doctorate from the University of Georgia in 1999 and earned a bachelor’s degree from the University of Utah in 1996.

Ellen Gee, Senior Vice President and Director

Ms. Gee has over 20 years of experience in corporate finance, management and real estate acquisition. Ms. Gee was co-founder of several of the Acquired Entities; 5Leaf, LLC and GLML, LLC in Oakland, California, as well as co-founder of the acquired real estate holding companies.  She currently serves as Manager of Genus and Controller of our subsidiaries, Mad Creek, Roots, Green Thumb, and The Bay Clonery.  Ms. Gee has a deep understanding of the California cannabis industry including local, state, regulations and licensing.  She currently performs budgeting and forecasting functions, as well as property analysis, for all of our Oakland cannabis operations.  In November 1991, Ms. Gee established Incentive Plus International Travel and continues to serve as its President and CEO.  From 1991 to 2004, Ms. Gee served as President of Incentive Plus International Travel. Ms. Gee served as special aide to Mayor Jerry Brown of Oakland, current governor of California from 2004 to 2006. From 2006 to 2019, Ms. Gee returned to serving as President of Incentive Plus International Travel. During her professional career, she served as financial advisor to Hill Glazier Architects and EF Education in Sweden. Ms. Gee attended San Francisco State University where she received a Bachelor of Science in Finance. Ms. Gee also received a Master of Science in Taxation at Golden Gate University in San Francisco, California.

Eric Tran, Senior Vice President of Operations and Director

Mr. Tran serves as President of our operating subsidiaries, Genus, Mad Creek, Roots, Green Thumb and The Bay Clonery. He has over 25 years’ experience in the cannabis industry including breeding, cloning, cultivation and facility buildout. Eric has overseen the buildout and management of over 50 facilities ranging in size from 1,000 to 100,000 square feet. In 2005, he co-founded D&S Garden Supplies, and supervised its growth from a 1,500 square foot storefront to a 20,000 square foot super store and warehouse.  From July 2015 to July 2018, Mr. Tran founded Roots Nursery, non-profit collective, where he served as President and CEO.  This operation was discontinued in July 2018.  From April 2010 to June 2015, he was a self-employed as a consultant to the California local and state cannabis industry.

Ole Sigetty, Director

Mr. Sigetty is an experienced professional with more than 30 years as an attorney-at-law in Denmark.  Mr. Sigetty is admitted to the Supreme Court of Denmark where he appears regularly.  Mr. Sigetty is a senior partner of the Law Firm Németh & Sigetty A/S, Copenhagen, Denmark, which he has been since 2002.  During his professional work, Mr. Sigetty has practiced business law and litigation with a focus on M&A transactions, contract law, and public listings.  Mr. Sigetty has served on several boards as both director and chairman including the position of chairman of the board of Guava A/S, a Danish online marketing company listed on the Danish Stock Exchange in the period 2004-2009, director and chairman of the board Norwegian listed entertainment company, Gaming Innovation Group Inc., in the period 2012-2013, director and chairman of the board of International Food Science Center A/S and a director of MMC Optical A/S, and a director of Seven Seas Clothing Co. A/S.  Mr. Sigetty holds a Master of Arts in Journalism and Public Affairs from the American University in Washington D.C.

Corporate Governance

Our board of directors maintains an audit committee and compensation committee. Each committee operates under a charter approved by our board of directors in connection. Copies of each charter are posted in the Investors section of our website, https://www.newbridgegv.com.

Director Independence

Our Board of Directors currently consists of four members, of which only one qualifies as “independent.” We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the Board of Directors be “independent.”

On January 29, 2013, Sam Mac, Chief Operating Officer and Director of the Company,  pled guilty to a felony under Section 11590 of the California Health and Safety Code, and was granted probation for a period of three years, which probationary period terminated as of January 29, 2015.

On October 27, 2009, Eric Tran, Director of the Company and President of our operating subsidiaries, pled guilty to a misdemeanor under Section 11357 of the California Health and Safety Code, and was granted probation for a period of three years, which probationary period terminated as of October 27, 2012.

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

Family Relationships

Three of our directors, Sam Mac, Eric Tran and Ellen Gee, have had personal and business relationships for over 20 years. Sam Mac’s wife is the sister of Lance Dalton’s wife; Mr. Dalton is a consultant and together with his wife more than 10% beneficial holder of the Company. Except as set forth herein, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Meetings and Committees of the Board

Our Board of Directors has a standing Audit Committee, consisting of Ole Sigetty and Ellen Gee. We also have a Compensation Committee consisting of Ellen Gee and Sam Mac. To date, our Board of Directors has not established a, Nominating or Governance Committee, in part because our Board of Directors believes that, at this stage of our development, all of our directors should be actively involved in the matters which would be addressed by such a committee. We may, in the future, establish a Nominating or Governance Committee.

Nominations to the Board of Directors

Our Board of Directors takes a critical role in guiding our strategic direction and oversees the management of the Company. Candidates to the Board of Directors are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment. While we seek a diversity of experience, viewpoints and backgrounds on our Board of Directors, we have not established a formal policy regarding diversity in identifying directors.

Leadership Structure and Role on Risk Oversight

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

Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through our Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure and our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements.

Mr. Robert Bench serves as the Company’s Interim President and Chief Financial Officer. Mr. Bench is designated as the Company’s Principal Executive Officer and Principal Financial Officer. We determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. Our Board of Directors evaluates the Company’s leadership structure and modifies such structure as appropriate based on the size, resources, and operations of the Company.

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

Limitation on Liability and Indemnification Matters

Our certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation and bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his, her or its actions in that capacity regardless of whether we would otherwise be permitted to indemnify him, her or it under Delaware law.

In addition to the indemnification required in our certificate of incorporation and bylaws, we have entered or intend to enter into indemnification agreements with each of our directors, officers and certain other employees. These agreements will provide for the indemnification of our directors, officers and certain other employees for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are, or were, our agents. We believe that these provisions in our certificate of incorporation, bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. This description of the limitation of liability and indemnification provisions of our certificate of incorporation, of our bylaws and of our indemnification agreements is qualified in its entirety by reference to these documents, each of which is attached as an exhibit to this Report.

The limitation of liability and indemnification provisions in our certificate of incorporation and may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors, officers or employees as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer or employee.

Involvement in Certain Legal Proceedings

Other than as disclose in the section above titled “Director Independent,” none of our directors or executive officers has been involved in any of the following events during the past 10 years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compensation of Directors

The Company adopted a compensation plan for its non-management Board members. Compensation includes cash and non-cash components.  The cash component is based on attendance at Board meetings in accordance with the following table:

	Quarterly	Face to Face Mtg.	Telephonic Mtg.
Board Chairman	$4,000	$1,500	$750
Board Member	$3,000	$1,000	$500
Committee Chair		$500	$250
Committee Member		$400	$200

In addition, non-management Board members receive stock option grants from time to time with the minimum set forth in the following table:

	Upon Election (1)	Annual Refresh (2)
Board Chairman	40,000 options	7,000 options
Board Member	30,000 options	6,000 options

(1)	One-time grant at time of election or reappointment to the board. Options to be priced at the 5-day volume weighted average price (“VWAP”) prior to the date of election.

(2)	Shares to be granted each year when the board member is re-elected at the Company’s annual shareholder meeting. Options will be priced at the 5-day VWAP prior to the date of shareholder meeting.

Director Compensation – Years Ended December 31, 2018 and 2017

			Stock	Option
Name and Position	Year	Salary ($)	Awards ($)	Awards ($)	Total ($)

Brian Mertz, Former Director	2018	25,000	-	-	25,000
Ben Esque, Former Director	2018	-	-	30,503	30,503
Ole Sigetty, Director	2018	-	-	23,463	23,463
	2017	-	5,000	-	5,000
Mads H. Frederiksen, Former Director	2017	-	5,000	-	5,000
Morton Albaek, Former Director	2017	-	5,000	-	5,000
Allen Vertergaard, Former Director	2017	-	15,000	-	15,000
Jorgen Rasmussen, Former Director	2017	-	5,000	-	5,000
Annette Norgaard, Former Director	2017	-	2,900	-	2,900
Kristoffer Ewald, Former Director	2017	-	2,900	-	2,900

 ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during 2018 and 2017.

			Stock	Option
Name and Position	Year	Salary ($)	Awards ($)	Awards ($)	Total ($)

Robert K. Bench, Interim President and Chief Financial Officer	2018	92,000	-	248,289	340,289
	2017	112,000	-	-	112,000
Sam Mac, Chief Operating Officer and Director	2018	50,000	-	-	50,000
Ellen Gee, Senior Vice President and Director	2018	50,000	-	-	50,000
Eric Tran, Senior Vice President and Director	2018	35,000	-	-	35,000
Mark Mersman, Former Chief Executive Officer	2018	242,500	-	-	242,500
	2017	25,000	51,000	136,286	212,286
Scott Cox, Former Chief Operating Officer	2018	242,500	-	-	242,500
	2017	25,000	51,000	136,286	212,286
Morten Krarup, Former Officer	2017	82,000	-	-	82,000
Brian Mertz, Former Chief Executive Officer	2017	124,055	-	-	124,055
Todd Lee, Former Chief Executive Officer	2018	66,632	-	-	66,632

 Employment Agreements

On January 17, 2019, the Company announced the expansion of its corporate management team with the appointments of Dr. John MacKay as Chief Technology Officer (“CTO”), Patrick P. Tang as Chief Compliance Officer (“CCO”) and Sandra Ribble as Corporate Controller of Newbridge Global Ventures.

Dr. John MacKay’s employment agreement commenced January 2, 2019 and terminates on December 31, 2021, with extensions upon mutual agreement.  His base salary is $10,000 per month and he will be issued 200,000 shares of the Company’s Common Stock par value $0.0001 as a signing bonus and he will be eligible for an annual bonus.

Patrick Tang’s employment agreement commences March 1, 2019 and terminating on December 31, 2020, with extensions upon mutual agreement.  His base salary is $10,000 per month for March thru December 2019 and then $15,000 per month for the twelve months ended December 2020.  Patrick will also be granted options to acquire 300,000 shares of the Company’s Common Stock par value $0.0001 and will be eligible for an annual bonus.  Also, on January 17, 2019, the Board approved an interim services agreement with Patrick Tang in which he will receive 32,000 shares of common stock for interim services from December 18, 2018 through March 2019.

Outstanding Equity Awards at Fiscal Year End

On June 11, 2018, prior to the reverse acquisition, NewBridge granted options to the CFO, two directors, and two third party consultants for a total of 1,580,000 shares.  The options all vested prior to the merger and had no additional performance milestones so the expense was recognized during June 2018 by NewBridge prior to the merger. The options have an exercise price of $0.25 per share and expire on June 30, 2019 (50,000 options), June 30, 2020 (230,000 options) and June 30, 2021 (1,300,000 options), respectively.  These 1,580,000 options are outstanding and exercisable as of December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our Common Stock beneficially owned by the following persons or groups as of the date of this report.  The table includes (i) each person that will be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each person that will be an executive officer and director and (iii) all persons that will be executive officers and directors as a group.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In determining the percentages, the following table assumes 59,698,055 shares of our common stock are issued and outstanding as of March 25, 2019.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days of March 25, 2019, whether through the exercise or conversion of any stock option, convertible security, warrant or other right.  The indication herein that shares are beneficially owned is not an admission on the part of the stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

	Number of Shares of Common Stock Beneficially	Percentage of Shares of Common Stock Beneficially	Number of Shares of Preferred Stock Beneficially	Percentage Of Shares of Preferred Stock Beneficially	Percentage of Combined Voting Power of Common and Preferred Stock	Percentage of Voting Power of Common Stock
Beneficial Owner (1)	Owned	Owned	Owned	Owned
Five Percent Stockholders:
Go Fund, LLC (2)	11,900,000	19.0%	0	0%	19.0%	19.0%
Executive Officers and Directors:
Robert Bench (3)	1,029,570	1.6%	0	0%	1.6%	1.6%
John MacKay	1,200,000	1.9%	0	0%	1.9%	1.9%
Pat Tang	332,000	*	0	0%	*	*
Ole Sigetty (4)	119,676	*	0	0%	*	*
Sam Mac	11,470,000	18.3%	0	0%	18.3%	18.3%
Ellen Gee	7,750,000	13.2%	0	0%	13.2%	13.2%
Eric Tran	9,920,000	15.9%	0	0%	15.9%	15.9%
All Officers and	31,821,246	50.9%	0	0%	50.9%	50.9%
Directors as a Group (7 persons)

* Denotes less than 1%

(1) Unless otherwise provided, the address is c/o NewBridge Global Ventures, Inc., 2545 Santa Clara Avenue, Alameda, CA 94501.

(2) Represents: (i) 10,800,000 shares issued pursuant to certain consulting agreements by and between Go Fund, LLC and the Company; and (ii) 1,100,000 shares held in the name of Stephanie Lee, Lance Dalton’s wife.  Lance Dalton and Stephanie Lee are each Managing Members of Go Fund, LLC, and thus each hold shared voting and dispositive power over such shares.  Lance Dalton disclaims beneficial ownership of the shares held in his wife’s name.  Stephanie Lee holds sole voting and dispositive power over the shares held in her name individually.

(3) Represents: (i) 29,570 shares of common stock held in the name of Vector Capital, LLC, an entity controlled by Mr. Bench, our Interim President and Chief Financial Officer; and (ii) options to purchase 1,000,000 shares of commons stock, par value $0.0001 per share, at an exercise price of $0.25 per share that are exercisable within sixty (60) days granted to Mr. Bench as an incentive bonus for his services.

(4) Represents: (i) options to purchase 100,000 shares of common stock, par value $0.0001 per share, at an exercise price of $0.25 per share that are exercisable within 60 days granted to Mr. Siggety for his services; and (ii) 2,222 shares owned by FPP ApS, an entity owned and controlled by Mr. Sigetty.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or 1% of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

Share Exchange and Purchase Agreement

As previously described herein, on July 14, 2018, we closed on a transaction (the “Share Exchange”) pursuant to which various Share Exchange and Purchase Agreements (the “Purchase Agreements” and the “Closing”) were entered into with the various members and shareholders of 725 E 11th, LLC, a California limited liability company (“725”); Mad Creek Farm, LLC, a California limited liability company (“Mad Creek”); Timothy Lane, LLC, a California limited liability company (“Timothy”); Genus Management Group, LLC, a California limited liability company (formerly GLML, LLC, “Genus”), Roots of Caly, LLC, a California limited liability company (“Roots”) and 5Leaf, LLC, a California limited liability company (“5Leaf,” together with 725, Mad Creek, Timothy, Genus and Roots, the “Acquired Entities”), whereby the Company purchased all of the membership interests (as the case may be) of the several entities making up the Acquired Entities for a combined 31,000,000 shares (“Exchange Shares”) of the Company’s common stock, par value $0.0001 per share.  The Acquired Entities consist of a farm, nursery, extraction facility and management and real estate companies in the cannabis industry.

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

As a result of the Purchase Agreements, the equity holders of the Acquired Entities became the controlling shareholders of the Company and the Acquired Entities became wholly owned subsidiaries of the Company.  The Purchase Agreement was accounted for as a reverse acquisition, wherein the Acquired Entities are considered the acquirer for accounting and financial reporting purposes.  The capital, share price, and earnings per share amount in the pro forma financial statements for the period prior to the transaction were restated to reflect the recapitalization in accordance with the exchange ratio established in the acquisitions.

As a result of the closing of the Share Exchange, NewBridge Global Ventures owns all of the outstanding equity interests of the Acquired Entities. Prior to the consummation of the Share Exchange, NewBridge Global Ventures was engaged in the education and consulting business as such relate to the cannabis industry and the Acquired Entities were engaged in various activities associated with the cannabis industry.  Accordingly, following the Share Exchange, the business of the Acquired Entities was added to the operations of the Company and the historical financial statements of the Acquired Entities have been consolidated with our historical financial statements and are the historical financial statements appearing elsewhere in this Report.

Change in Management

As a result of the Share Exchange, we changed our management and reconstituted our board of directors. Following the effective time of the Share Exchange, Ellen Gee, Eric Tran and Sam Mac were elected by the board to serve as members of the board of directors and officers of the Company.  In addition, as of the effective time of the Share Exchange, Mark Mersman was retained as Chairman of the board of directors and Chief Executive Officer, Scott Cox was retained as President, Robert Bench was retained as Chief Financial Officer and Ole Sigetty was retained as a director.  Todd Lee was appointed President on August 28, 2018 and served until his resignation on October 4, 2018.  As of the date hereof, Mr. Mersman, Mr. Cox, and Mr. Lee are no longer are with the Company and Mr. Bench serves as the interim President and Chief Financial Officer.

Lock-Up Agreements and Other Restrictions

In connection with the Share Exchange, the recipients of the Exchange Shares entered into lock-up agreements, or the “Lock-Up Agreements,” whereby they are restricted for a period of twelve months after the Share Exchange, or the Restricted Period, from certain sales or dispositions (including pledge) of the Exchange Shares, such restrictions together referred to as the Lock-Up.

In addition, each Restricted Holder agreed, for a period of 18 months following the Closing Date, that it will not, directly or indirectly, effect or agree to effect any short sale (as defined in Rule 200 under Regulation SHO of the Exchange Act), whether or not against the box, establish any “put equivalent position” (as defined in Rule 16a-1(h) under the Exchange Act) with respect to the Common Stock, borrow or pre-borrow any shares of Common Stock, or grant any other right (including, without limitation, any put or call option) with respect to the Common Stock or with respect to any security that includes, relates to or derives any significant part of its value from the Common Stock or otherwise seek to hedge its position in the Common Stock.

Other Related Transactions

Other than as disclosed above in the section titled “Stock Exchange and Purchase Agreement,” the subsections thereunder, and as disclosed below, there have been no transactions, since our fiscal year ended December 31, 2018 or currently proposed transaction, in which our Company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at December 31, 2018, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	any director or executive officer of our company;

(b)	any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;

(c)

any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

(d)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On July 12, 2018, the Company entered into a Consulting Services Agreement (“Agreement”) with Go Fund, LLC (the “Consultant”), which is wholly-owned by Lance Dalton and his wife. Under the terms of the Agreement, the Consultant will assist the Company in identifying acquisitions and growth opportunities, assist the Company with financing its capital needs, and assist the Company with its investor relations. The Company will pay a monthly consulting fee of $10,000 for the one-year term and grant the Consultant options to acquire 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.0001 per share.  Under the terms of the Agreement, the shares were to vest upon the meeting of certain value creating milestones which were all met as required.  On July 29, 2018, Go Fund LLC exercised the options and the Company issued 10,000,000 shares for $1,000.

The Company has a commercial lease agreement, effective August 1, 2018, through its wholly-owned subsidiary, Green Thumb, with the father of Chief Operating Officer and Director, Sam Mac.  Pursuant to the agreement, Green Thumb leases 4,200 square feet of commercial space located at 1920 East 12th Street, Oakland, California 94606 for $3,500 per month. The Company believes such rental rate is at or below the rate that it would be able to obtain from an unrelated party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2018 and 2017 we engaged Sadler Gibb & Associates LLC (“Sadler Gibb”) as our independent auditors.

For the years ended December 31, 2018, and 2017, we incurred fees as discussed below:

2018
SADLER GIBB
Audit fees	$29,500
Audit related fees	46,500
All other fees	-
Total fees	$76,000
2017
SADLER GIBB
Audit fees	$38,822
Audit related fees	-
All other fees	-
Total fees	$38,822

Audit Fees

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

Audit Related Fees

Audit relates fees consist of fees related for offerings and acquisitions.

Tax Fees

None.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1	Certificate of Incorporation of BayHill Capital Corporation, dated April 24, 2008 (incorporated by reference to Exhibit 99.5 to Form 8-K filed on April 30, 2008).
3.2	Certificate of Amendment of Certificate of Incorporation Registrant, filed on March 19, 2012 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on April 5, 2012).
3.3	Amended and Restated Certificate of Incorporation, effective December 15, 2014 (incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 24, 2014).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective July 3, 2015 (incorporated by reference as Exhibit 3.4 to Annual Report on Form 10-K filed on April 2, 2018).
3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective December 10, 2015 (incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K filed on December 3, 2015)

3.6	Amended and Restated Certificate of Incorporation, effective June 27, 2017 (incorporated by references to Exhibit 3.6 to Form S-1 filed on July 31, 2017)
3.7

Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective November 21, 2017 (incorporated by reference to Exhibit 3.6 to Annual Report on Form 10-K filed on April 2, 2018).

3.8	Bylaws of BayHill Capital Corporation, as adopted on May 12, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on May 14, 2008)
4.1	Registration Rights Agreement with Kodiak Capital Group, LLC dated May 8, 2017 (incorporated by reference as Exhibit 10.2 to Form 8K dated May 22, 2017)
4.2	Registration Rights Agreement with GHS Capital dated February 6, 2018 (incorporated by reference as Exhibit 10.2 to Form 8-K filed on February 13, 2018).
4.3	Registration Rights Agreement with Auctus Fund LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 8, 2018)
4.4	Consulting and Registration Rights Agreement with Go Fund, LLC (incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 18, 2018)
10.1	Equity Purchase Agreement with Kodiak Capital Group, LLC dated May 8, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K dated May 22, 2017)
10.2	Securities Purchase Agreement with Power UP Lending Group LTD dated May 9, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K dated May 24, 2017)
10.3	Convertible Promissory Note with Power UP Lending Group LTD dated May 9, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K dated May 24, 2017)
10.4	Agreement on Transfer of Shares (incorporated by reference as Exhibit 10.1 to Form 8-K filed on September 1, 2017)
10.5	Equity Purchase Agreement with Kodiak Capital Group, LLC dated November 22, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K filed on December 8, 2017)
10.6	Registrations Rights Agreement with Kodiak Capital Group, LLC dated November 22, 2017 (incorporated by reference as Exhibit 10.1 to Form 8K filed on December 8, 2017)
10.7	Equity Finance Agreement with GHS Capital dated February 6, 2018 (incorporated by reference as Exhibit 10.1 to Form 8-K filed on February 13, 2018).

10.8	Asset Purchase Agreement with Elevated Portfolio Holdings, LLC dated February (incorporated by reference as Exhibit 10.1 to Form 8-K filed on February 27, 2018)
10.9	Securities Purchase Agreement with Auctus Fund LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 8, 2018)

10.10

Form of Share Exchange and Purchase Agreement dated July 14, 2018 with 725 E 11th, LLC, Mad Creek Farm, LLC, Timothy Lane, LLC, GLML, LLC, Roots Nursery, Inc. and 5 Leaf, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 20, 2018).

10.11	Form of Subscription Agreement with certain accredited investors (incorporated by reference to Exhibit 3.02 to Form 8-K filed on July 26, 2018)
10.12	Executive Employment Agreement with Scott Cox (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 30, 2018)
10.13	Termination Agreement with Roots Nursery, Inc. (incorporated by reference to Exhibit 2.01 to Form 8-K filed on September 14, 2018).
10.14	Form of Share Exchange and Purchase Agreement dated September 12, 2018 with East 10th Street, LLC (incorporated by reference to Exhibit 2.02 to Form 8-K filed on September 14, 2018).
10.15	Form of Asset Purchase Agreement with Eric Tran (incorporated by reference to Exhibit 2.03 to Form 8-K filed on September 14, 2018).
10.16	Separation Agreement with Mark T. Mersman dated September 24, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 24, 2018).
10.17	Separation Agreement with Scott A. Cox dated September 24, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 24, 2018).
10.18	Employment Agreement dated October 17, 2018, by and among the Company, Elevated Education, Inc. and John MacKay (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 19, 2018)
10.19	Employment Agreement dated October 17, 2018, by and among the Company, 5Leaf LLC and John MacKay (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 19, 2018)
10.20	Form of Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 15, 2019)
10.21	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 15, 2019)
10.22	Asset Purchase Agreement dated February 14, 2019 between EcoXtraction LLC and NewBridge Global Ventures (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 21, 2019)
10.23	License Agreement dated February 14, 2019 between EcoXtraction LLC and NewBridge Global Ventures (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 21, 2019)
10.24	Operating Agreement dated February 14, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 21, 2019)
10.25

Assignment and License Agreement dated February 14, 2019 between EcoXtraction LLC, NewBridge Global Ventures and CleanWave Labs, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 21, 2019)

10.26	Registration Rights Agreement dated February 14, 2019 between EcoXtraction LLC and NewBridge Global Ventures (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 21, 2019)
14.1	Code of Ethics and Conduct adopted May 12, 2008 (filed as Exhibit 14.1 to Annual Report on Form 10-K filed for the year ended June 30, 2008, filed September 12 and incorporated by reference).
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302
31.2*	Certification of Chief Financial Officer pursuant to Section 302
32.1*	Certification of Chief Executive Officer pursuant to Section 906
32.2*	Certification of Chief Financial Officer pursuant to Section 906
101**	Interactive Data Files

* Filed herewith

**In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBRIDGE GLOBAL VENTURES, INC.

Date: April 1, 2019	By:	/s/ Robert Bench
Robert Bench
Interim President
(Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Robert Bench
Robert Bench
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Bench	Interim President and Chief Financial Officer	April 1, 2019
Robert Bench	(Principal Executive Officer)

/s/ Ellen Gee	Director	April 1, 2019
Ellen Gee

/s/ Ole Sigetty	Director	April 1, 2019
Ole Sigetty

/s/ Sam Mac	Chief Operating Officer, Director	April 1, 2019
Sam Mac

/s/ Eric Tran	Director	April 1, 2019
Eric Tran

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting FirmF2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2018 and 2017F3

Consolidated Statements of Operations for the Years Ended December 31, 2018
and 2017F4

Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2018 and 2017F5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2018 and 2017F6

Notes to Consolidated Financial StatementsF7

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Newbridge Global Ventures, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newbridge Global Ventures, Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

April 1, 2019

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$89,550	$-
Prepaid expenses and other current assets	17,421	-
Total current assets	106,971	-

Property and equipment, net	5,247,309	2,202,273
Goodwill	9,245,953	-

Total Assets	$14,600,233	$2,202,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$740,660	$-
Accrued liabilities	314,715	-
Related party payables	106,093	-
Current portion of notes payable related parties	958,467	-
Current portion of notes payable, net of discount	23,355	12,819
Total current liabilities	2,143,290	12,819

Notes payable, net of current portion and discount	710,972	350,064

Total Liabilities	$2,854,262	$362,883

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized; 57,116,055 and 3,695,604 shares issued and outstanding at December 31, 2018 and 2017, respectively.	5,712	370
Additional paid-in capital	15,209,596	1,961,273
Accumulated deficit	(3,469,337)	(122,253)
Total stockholders' equity	11,745,971	1,839,390

Total Liabilities and Stockholders' Equity	$14,600,233	$2,202,273

See accompanying notes to the consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Revenue:
Rent revenue	$7,200	$29,200
Consulting revenue	20,000	-
Total Revenue	27,200	29,200

Operating Expenses:
Selling, general and administrative	3,958,359	96,728
Total Operating Expenses	3,958,359	96,728

Loss from Operations	(3,931,159)	(67,528)

Other Income (Expense):
Interest expense	(20,673)	(13,298)
Gain on debt settlement	5,236,479	-
Loss on derivative	(4,631,731)	-
Total Other Income (Expense)	584,075	(13,298)

Net Loss	$(3,347,084)	$(80,826)

Net loss per common share - basic and diluted	(0.11)	(0.05)

Weighted average common shares
outstanding - basic and diluted	29,891,745	1,589,362

See accompanying notes to the consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	854,338	$ 86	$ 96,317	$ (41,427)	$ 54,976

Capital contributions for stock	2,841,266	284	1,864,956	-	1,865,240
Net loss	-	-	-	(80,826)	(80,826)

Balance at December 31, 2017	3,695,604	$ 370	$ 1,961,273	$ (122,253)	$ 1,839,390

Capital contributions for stock	6,208,985	621	518,684	-	519,305
Reverse merger	31,000,000	3,100	8,415,801	-	8,418,901
Stock issued for cash	16,061,466	1,606	3,030,127	-	3,031,733
Stock issued for services	150,000	15	712,485	-	712,500
Share-based compensation	-	-	571,226	-	571,226
Net loss	-	-	-	(3,347,084)	(3,347,084)

Balance at December 31, 2018	57,116,055	$ 5,712	$ 15,209,596	$ (3,469,337)	$ 11,745,971

See accompanying notes to the consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(3,347,084)	$(80,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	64,807	27,796
Share-based compensation	571,226	-
Stock issued for services	712,500	-
Loss on derivative	4,631,731	-
Gain on extinguishment of debt	(5,236,479)	-
Operating expenses and interest paid through member contributions	75,937	53,030
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	190,283	-
Accounts payable	84,451	-
Accrued liabilities	177,351	-
Related party payables	86,593	-
Net Cash Used in Operating Activities	(1,988,684)	-

Cash Flows From Investing Activities

Purchase of property and equipment	(1,347,261)	-
Net Cash Used in Investing Activities	(1,347,261)	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	3,031,733	-
Proceeds from issuance of notes payable related party	577,191	-
Payments on convertible notes payable	(183,429)	-
Net Cash Provided by Financing Activities	3,425,495	-

Net Increase in Cash	89,550	-
Cash at Beginning of Year	-	-
Cash at End of Year	$89,550	$-

Noncash Investing and Financing Information:
Payments on note payable through member contributions	$8,368	$12,210
Operating expenses paid through member contributions	$60,989	$39,732
Purchase of property and equipment through member contributions	$833,883	$1,800,000
Purchase of property and equipment through notes payable related party	$381,276	$-
Purchase of property and equipment through accounts payable	$547,423	$-
Debt assumed reducing member contributions	$389,997	$-
Interest paid through member contributions	$14,948	$13,298
Net liabilities assumed from issuance of shares in reverse merger	$835,938	$-
Goodwill from issuance of shares in reverse merger	$9,245,953	$-

See accompanying notes to the consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation and principles of consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include the operations and balances of NewBridge Global Ventures, Inc. (“NewBridge”) and its wholly-owned subsidiaries, Elevated Education, Inc. (“Elevated”), 5Leaf, LLC (“5Leaf”), Genus Management Group, LLC (“Genus”), Mad Creek Farm, LLC (“Mad Creek”), 725 E 11th, LLC (“11th Street”), Timothy Lane LLC (“Timothy”), East 10th Street LLC (“10th Street”), The Bay Clonery, LLC (“Bay Clonery”), Roots of Caly, LLC (“Roots”), and a 50% owned subsidiary Green Thumb Distributors, Inc. (“Green Thumb”),. The consolidated financial statements include the operations of NewBridge and Elevated since July 14, 2018 which operations are continuing (see Reverse Acquisition below).  Genus, Timothy, 10th Street, Green Thumb, Bay Clonery, and Roots were formed in 2018 (collectively, “New Entities”, “we”, or “the Company”).  Intercompany balances and transactions have been eliminated in consolidation.

Organization – On July 14, 2018, NewBridge closed on Share Exchange and Purchase Agreements (the “Purchase Agreements”, the “July Acquisitions”, the “Closing”) with the various members and shareholders of 11th Street, Mad Creek, Timothy, Genus (formerly GLML) and 5Leaf (together the “Consortium”), whereby NewBridge purchased the shares or membership interests of the several entities making up the Consortium for a combined 31,000,000 shares of the Company’s common stock, par value $0.0001 per share. The Consortium consists of a farm, nursery, extraction facility, and management and real estate companies in the cannabis industry.

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

Nature of Business – The Company is vertically integrated and through its subsidiaries intends to cultivate, manufacture, and distribute medical and recreational cannabis in California as follows:

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,347,084 for the year ended December 31, 2018 and had an accumulated deficit of $3,469,337 at December 31, 2018.  The Company also used cash in operating activities of $1,988,684 during the year ended December 31, 2018.   Management continues its efforts to raise additional capital and is making arrangements for one or more loans that will be collateralized by Company owned real property.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property and Equipment – Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.  Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized.  Leasehold improvements are assigned useful lives based on the shorter of their useful lives or the term of the related leases, including renewal options likely to be exercised.  Routine maintenance, repairs and renewal costs are expensed as incurred.  When property is retired or otherwise disposed of, the carrying values are removed from the property and equipment and related accumulated depreciation and amortization accounts.

Goodwill – The Company tests its recorded goodwill for impairment annually on November 30, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.  As of December 31, 2018 and 2017, goodwill was $9,245,953 and $0, respectively.

Long-Lived Assets – Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying values of the assets may not be fully recoverable. When this occurs, the Company reviews the values assigned to long-lived assets by analyzing the anticipated, undiscounted cash flows they generate.  When the expected future undiscounted cash flows from these assets do not exceed their carrying values, the Company estimates the fair values of such assets. Impairment is recognized to the extent the carrying values of the assets exceed their estimated fair values.  Assets held for sale are reported at the lower of their carrying values or fair values less costs to sell.

Research and Development – Research and development costs are expensed as incurred and are included in selling, general and administrative expense.

Stock-Based Compensation – The Company records compensation expense in the financial statements for stock-based awards based on the grant date fair value of those awards that are ultimately expected to vest. As such, the value of the award is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model.  Stock-based compensation expense is recognized over the requisite service periods of the awards on a ratable basis, which recognizes expense for each vesting tranche of each grant starting on the grant date and finishing on the vest date for that tranche.

Revenue Recognition – The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018.  The Company’s only revenue prior to 2018 was for rental income.  The adoption of this standard had no effect on prior periods.  The Company generates revenue through consulting arrangements, and in the future from manufacturing services, producing and selling products.  The revenue will be recognized at the point in time that the services are performed and products are sold and delivered to the customer.  This policy will be modified if necessary as the Company grows and develops multiple revenue sources. The company had rental income prior to the recent quarter.  The rental income was recognized monthly when earned and collection reasonably assured.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of December 31, 2018 and 2017, the Company had 1,580,000 and 0, respectively, common stock equivalents outstanding.

Customer Concentration – Concentration of credit risk with respect to accounts receivable is limited due to only having a few sales. For consulting revenue, the Company had one customer account for 100% of total rental income for the year ended December 31, 2018.  There was no consulting revenue during 2017.   For rent revenue, the Company had one tenant account for 100% and 49% of total rent revenue for the years ended December 31, 2018 and 2017, respectively, and a second tenant in 2017 with the remaining 51%.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 changes the accounting for leases. In particular, lessees will recognize lease assets and lease liabilities for operating leases. This update will have a minimal effect on lessor accounting. ASU 2016-02 is effective in the first quarter of the fiscal year ending 2019. The Company does not expect ASU 2016-02 to have a material impact on its financial statements.

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

For the year ended December 31, 2018
Total revenue	$ 46,200
Net loss allocable to common stockholders	$ (5,479,349)
Net loss per common share	$ (0.12)
Weighted-average number of shares outstanding	$ 46,368,458

From the July 14, 2018 acquisition date through December 31, 2018, the acquiree had no revenue and a net loss of $1,996,034.  The pro-forma results of operations are presented for information purposes only.  The pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2018 and 2017, the Company’s property and equipment consisted of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2018	2017

Land	n/a	$908,271	$556,000
Buildings and improvements	5-30 years	2,391,922	1,794,000
Machinery and equipment	3-8 years	424,461	-
Office furniture and equipment	3-8 years	23,146	-
Construction in progress	n/a	1,712,043	-
Total		5,459,843	2,350,000
Less accumulated depreciation		(212,534)	(147,727)
Net property and equipment		$5,247,309	$2,202,273

For the years ended December 31, 2018 and 2017, the Company had depreciation expense of $64,807 and $27,796, respectively.

NOTE 6 – GOODWILL

As discussed in Note 4, the July 14, 2018 acquisition of the consortium resulted in goodwill of $9,245,953.

The Company tests its recorded goodwill for impairment annually on November 30, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.  As of December 31, 2018 and 2017, goodwill was $9,245,953 and $0, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

As of June 30, 2018, NewBridge had received the first tranche of $125,000. Actual cash received was net of a $14,750 origination fee. NewBridge recorded a derivative of $199,927 on April 30, 2018 due to the variable nature of the conversion price, as well as, a debt discount of $125,000 and a loss on derivative of $74,927. As of the July 14, 2018 acquisition date, the derivative had a fair market value of $743,269 and the debt discount was $90,277.  The Company settled the note payable on July 24, 2018 through a cash payment of $173,244, which covered the $125,000 principal plus an early termination fee of $44,915 and accrued interest of $3,329.  The derivative was remeasured on July 24, 2018, which resulted in a loss on derivative of $4,631,731 for the change in the valuation from July 14, 2018 to July 24, 2018.  The change in the valuation was mainly due to the increase in the share price from $0.85 to $5.50, respectively. The Company recognized a gain on debt settlement of $5,236,479.

NOTE 8 – NOTES PAYABLE

As of December 31, 2018, the Company’s notes payable consisted of bank loans of $350,315 on the Mad Creek property and $384,012 on the 10th Street property, which was assumed when the property was deeded to the Company on September 12, 2018.  The Mad Creek loan had a variable interest rate of 4.75% as of December 31, 2018 that adjusts on May 1 and November 1 each year.  The loan matures on November 1, 2036.  The 10th Street loan has a fixed interest rate of 9.66% and a maturity date of July 1, 2036.

	December 31,	December 31,
	2018	2017

Note payable	$ 734,327	$ 362,883
Less current portion	(23,355)	(12,819)
Note payable, net of current portion	$ 710,972	$ 350,064

Principal maturities on notes payable are as follows:

Years Ending December 31,
2019	$ 23,355
2020	24,879
2021	26,522
2022	28,297
2023	30,214
Thereafter	601,060
Total	$ 734,327

NOTE 9 – DERIVATIVE LIABILITIES

The Company evaluated the terms of the convertible debt conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that certain features required separate accounting as derivatives. The derivatives were recorded as "derivative liabilities" on the consolidated balance sheets and will be adjusted to reflect fair value at each reporting date. The total fair value of the derivative liability at issuance (or when acquired) for the convertible debt was $743,269 as of July 14, 2018. The fair value of the derivative liabilities at December 31, 2018 was $0. The Company recognized a loss of $4,631,731 for the year ended December 31, 2018, which is presented as "loss on derivative" on the consolidated statements of operations.

On July 24, 2018, the Company recorded the note payoff and reduced the derivative liability to zero.  The valuation was based on the Binomial Lattice model. The Company recorded a loss on derivatives of $4,631,731 since the share price of the common stock increased from $0.85 when the liability was acquired on July 14, 2018 to $5.50 as of July 24, 2018.  The details are as follows:

	July 14,	July 24,
	2018	2018
Stock price at valuation date	$0.85	$5.50
Conversion price	$0.13	$0.13
Volatility	189.87%	217.16%
Risk free rate	0.00%	0.00%
Volatility	192.98%	192.98%
Number of shares converted	1,000,000	1,000,000
Value of derivative	$743,269	$5,375,000
Loss on derivative	n/a	$(4,631,731)

NOTE 10 – CONSULTING AGREEMENT

On July 12, 2018 (prior to the July 14, 2018 acquisition), NewBridge entered into a Consulting Services Agreement (“Agreement”) with Go Fund, LLC (the “Consultant”), which is owned by Lance Dalton and his wife Stephanie Lee. Under the terms of the Agreement, the Consultant will assist the Company in identifying acquisitions and growth opportunities, assist the Company with financing its capital needs, and assist the Company with its investor relations. The Company will pay a monthly consulting fee of $10,000 for the one-year term and grant the Consultant options to acquire 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.0001 per share.  Under the terms of the Agreement, the shares were to vest upon the meeting of certain value creating milestones which were all met as required.  On July 29, 2018, Go Fund LLC exercised the options and the Company issued 10,000,000 shares for $1,000.

NOTE 11 – STOCK OPTIONS

For the period from July 15, 2018 through December 31, 2018, the Company recognized $571,226 of share-based compensation and had no unrecognized share-based compensation as of December 31, 2018.  The options activity for the year ended December 31, 2018 was as follows:

	2018
		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of year	3,017,086	$0.01
Granted	11,580,000	0.03
Exercised	(13,017,086)	0.00
Forfeited or expired	-	-
Outstanding as of end of year	1,580,000	0.25

Exercisable as of end of year	1,580,000	0.25

On October 12, 2017, prior to the reverse acquisition, NewBridge granted options to Mark Mersman, former CEO and Scott Cox, former President and COO, to purchase 1,508,543 shares of common stock each (3,017,085 total). The options had an exercise price of $0.01 per share and would expire December 31, 2018.  The options were exercisable upon achievement of various milestones. The combined stock options were valued at $1,518,884 using Black-Scholes.  The Company recognized $571,226 of share-based compensation on these stock options for the period from the July 14, 2018 merger through December 31, 2018.  The remaining balance was expensed by NewBridge prior to the merger.  The options were exercised during 2018.

On June 11, 2018, prior to the reverse acquisition, NewBridge granted options to the CFO, two directors, and two third party consultants for a total of 1,580,000 shares.  The options all vested prior to the merger and had no additional performance milestones so the expense was recognized during June 2018 by NewBridge prior to the merger. The options have an exercise price of $0.25 per share and expire on June

30, 2019 (50,000 options), June 30, 2020 (230,000 options) and June 30, 2021 (1,300,000 options), respectively.  The options were outstanding and exercisable as of December 31, 2018.

On July 12, 2018, as discussed in Note 10, the Company granted options to Go Fund, LLC to acquire 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.0001 per share.  Under the terms of the Agreement, the shares were to vest upon the meeting of certain value creating milestones which were all met as required.  On July 29, 2018, Go Fund LLC exercised the options and the Company issued 10,000,000 shares for $1,000.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2018 and 2017:

	2018	2017
Expected life (in years)	1.66	1.22
Risk free interest rate	2.6%	1.4%
Expected volatility	243.9%	245.0%
Divident yield	-	-

NOTE 12 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. At December 31, 2018 and 2017, we had 57,116,055 and 3,695,604 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

On July 14, 2018, NewBridge closed on Share Exchange and Purchase Agreements as discussed in Note 4, whereby the Company purchased the shares or membership interests (as the case may be) of the several entities making up the Consortium.  NewBridge issued 31,000,000 common shares to the owners of the Consortium as consideration for this Share Exchange. The acquisition was considered a reverse acquisition so the Consortium is the accounting acquirer.  Accordingly, the equity of the Consortium was retroactively adjusted to agree to the equity of NewBridge prior to the acquisition.

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

On July 29, 2018, the Company issued 10,000,000 shares to Go Fund upon exercise of the stock options for $1,000 (see Note 10).

Effective October 5, 2018, the Company assigned and transferred 5,000 shares of the 10,000 shares presently owned by the Company in Green Thumb, Inc. to Eric Tran.  The Company deemed this transfer in its best interest in order to obtain a license for the operation of Green Thumb Distributors, Inc.  The license requires that Eric Tran be a 50% owner.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is also a lessee under three long-term, non-cancelable leases under which it is obligated to pay monthly rent as of December 31, 2018. Total rental expense was $45,100 and $0 for the years ended December 31, 2018 and 2017, respectively.

The Company’s minimum aggregate rental commitments under all non-cancelable operating leases as of December 31, 2018 are as follows:

Years Ending December 31,
2019	$ 88,230
2020	65,342
2021	51,922
2022	42,000
2023	24,500
Thereafter	-
Total	$ 271,994

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company financed its initial operations and property acquisitions through member capital contributions.  For the years ended December 31, 2018 and 2017, the Company received capital contributions of $519,306 and $1,865,240, respectively.

Genus is leasing 4200 square feet of property from Hong So Mac, the father of Sam Mac, one of the principal shareholders.  The lease began August 1, 2018 and runs through August 1, 2028, at which time it converts to a month-to-month lease cancellable by either party.  The monthly rent is $3,500 for the first year but then the landlord, at his discretion, can increase the rent to fair market value but not to exceed $3.50 per square foot.  Total rent payments of $17,500 were made as of December 31, 2018.

On December 31, 2018, the Company issued notes payable of $958,467 to several of its principal shareholders, members of management and affiliated companies.  The notes have been classified as notes payable related party.  The notes bear interest at 8% and carry a $5,000 late fee if not paid in full by March 31, 2019, the maturity date.  The notes are unsecured except for one note for $261,650 which is secured by equipment that was purchased with the funds from the note. Most of the remaining balance is payable to Tran Millenium, a company owned by Eric Tran, for consulting related to the formation, strategy, permitting, licensing, compliance and construction design for the new entities formed during 2018.  There were no notes payable related parties as of December 31, 2017.

As of December 31, 2018 and 2017, the Company had related party payables of $106,093 and $0, respectively, for reimbursable expenses.

NOTE 15 – MANAGEMENT CHANGES

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

Pursuant to the terms of the Mersman Severance Agreement, the Company will pay Mr. Mersman all of his earned but unpaid salary, which, as of September 18, 2018, amounts to $32,655 as well as twelve (12) monthly payments of $12,500, commencing on December 1, 2018.  The severance payments were accrued in September 2018.  All of Mr. Mersman’s unvested options that were outstanding as of September 18, 2018 immediately vested as of September 24, 2018.  The Mersman Severance Agreement prohibits Mr. Mersman from selling more than two percent (2%) of the shares of common stock beneficially owned by him during any thirty (30) day period between October 1, 2018 through March 31, 2019, and more than five percent (5%) of the shares of common stock beneficially owned by him in any thirty (30) day period thereafter.  In exchange for these cash payments, Mr. Mersman agreed to a general release in favor of the Company.  As of December 31, 2018, the payable to Mr. Mersman was $137,500.

Termination and Severance Agreement for Scott A. Cox

On September 18, 2018, the Board terminated the Company’s employment agreement with Scott A. Cox, Vice President of Corporate Development (the “Cox Termination”).  In connection with the Cox Termination, Mr. Cox and the Company entered into a Separation Agreement (the “Cox Severance Agreement”), effective September 24, 2018.

Pursuant to the terms of the Cox Severance Agreement, the Company will pay Mr. Cox all of his earned but unpaid salary, which, as of September 18, 2018, amounts to $32,297, as well as twelve (12) monthly payments of $12,500, commencing on December 1, 2018.  The severance payments were accrued in September 2018.  All of Mr. Cox’s unvested options that were outstanding as of September 18, 2018 immediately vested as September 24, 2018.  The Cox Severance Agreement prohibits Mr. Cox from selling more than two percent (2%) of the shares of common stock beneficially owned by him during any thirty (30) day period between October 1, 2018 through March 31, 2019, and more than five percent (5%) of the shares of common stock beneficially owned by him in any thirty (30) day period thereafter.  In exchange for these cash payments, Mr. Cox agreed to a general release in favor of the Company.  As of December 31, 2018, the payable to Mr. Cox was $137,500.

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

Dr. MacKay’s employment agreement with Elevated (the “Elevated Agreement”) provided that Dr. MacKay will receive a salary of $3,000 per month. The term of the Elevated Agreement is from October 22, 2018 until December 31, 2018 subject to extension as mutually agreed upon by the parties. The Elevated Agreement also provides that Dr. MacKay will receive an aggregate of 10% of the capital stock of Elevated at the rate of 3% the end of the first year, 3% the end of the second year, and 4% the end of the third year so long as he remains as an employee of Elevated.

Dr. MacKay’s employment agreement with 5Leaf (the “5Leaf Agreement”) provided for a salary of $10,000 per month. The term of the 5Leaf Agreement is from October 22, 2018 until December 31, 2018 subject to extension as mutually agreed upon by the parties. The 5Leaf Agreement also provides that Dr. MacKay will receive membership interests equal to an aggregate of 3% of 5Leaf’s outstanding membership interests at the rate of 1% the end of each year so long as he remains as an employee of 5Leaf.

On December 31, 2018, Dr. MacKay entered into an Employment Agreement effective as of January 2, 2019 with the Company which replaces and supersedes any and all previous employment or consulting services agreements with the Company or any of its subsidiaries. The Agreement provides for a salary of $10,000 per month. The term of the Agreement is from January 2, 2019 until December 31, 2021 subject to extension as mutually agreed upon by the parties. The Agreement also provides a Sign on Bonus of 200,000 shares to be issued subsequent to the Effective Date.

NOTE 16 – INCOME TAXES

Operating loss for the year ended December 31, 2018 was $3,347,084, of which $0 related to foreign operations.  Operating loss for the year ended December 31, 2017 was $4,201,111, of which $1,944,017 related to foreign operations.

As of December 31, 2018, the Company had $1,965,685 of deferred tax assets on the net operating loss carryforwards relating to its USA operations, which are comprised of $7,658,999 of U.S. federal and $9,045,440 state net operating losses, respectively, which begin to expire in 2032 if unused.  As of December 31, 2017, the Company had $1,099,467 of deferred tax assets on the net operating loss carry forwards related to its operations in Denmark, which the Company will not benefit from since it sold its foreign operations.  The Company had $1,310,167 of deferred tax assets on the net operating loss carryforwards relating to its USA operations, which are comprised of $5,031,674 of U.S. federal and $6,418,115 state net operating losses, respectively, which begin to expire in 2032 if unused.

A change in our ownership of more than 50% occurred during the year ended December 31, 2018 triggering certain utilization limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.  As a result, the provisions of Section 382 caused net operating losses under state tax laws of to become permanently restricted.

The temporary differences and carry forwards which give rise to the deferred income tax assets for the years ended December 31, 2018 and 2017 are as follows:

	For the Years Ended December 31,
	2018	2017

Net operating loss carry forwards	$1,965,685	$1,310,167
Valuation allowance	(1,965,685)	(1,310,167)
Net long-term deferred tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense for the years ended December 31, 2018 and 2017 is as follows:

	For the Years Ended December 31,
	2018	2017

Income tax benefit at the statutory rate	$(702,888)	$(882,233)
State income taxes, net of federal benefit	(110,768)	(74,484)
Foreign rate differential	-	(19,440)
Change in valuation allowance	331,329	103,495
Change in net operating loss carry forwards	315,784	156,958
Tax effect of change in federal tax rate	-	516,975
Other	166,543	198,729
Income tax expense (benefit)	$-	$-

NOTE 17 – SUBSEQUENT EVENTS

On January 8, 2019, the Company completed the first close on a $7.5 million private offering of securities (the “Offering”), whereby the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, pursuant to which the Company shall issue to those investors $1,073,905 worth of 10% convertible promissory notes, convertible into shares of the Company’s common stock, par value $0.0001 per share at a  conversion price of $1.00 per share upon the terms and subject to the conditions set forth in the Note Purchase Agreement and the Notes (the “Notes”), for a maximum of $7.5 million. The Notes have a maturity date of twelve 12 months if not converted.

On January 17, 2019, the Company announced the expansion of its corporate management team with the appointments of Dr. John MacKay as Chief Technology Officer (“CTO”), Patrick P. Tang as Chief Compliance Officer (“CCO”) and Sandra Ribble as Corporate Controller of Newbridge Global Ventures.

Dr. John MacKay’s employment agreement commenced January 2, 2019 and terminates on December 31, 2021, with extensions upon mutual agreement.  His base salary is $10,000 per month and he will be issued 200,000 shares of the Company’s Common Stock par value $0.0001 as a signing bonus and he will be eligible for an annual bonus.

Patrick Tang’s employment agreement commences March 1, 2019 and terminating on December 31, 2020, with extensions upon mutual agreement.  His base salary is $10,000 per month for March thru December 2019 and then $15,000 per month for the twelve months ended December 2020.  Patrick will also be granted options to acquire 300,000 shares of the Company’s Common Stock par value $0.0001 and will be eligible for an annual bonus.  Also, on December 18, 2018, the Company signed an interim services agreement with Patrick Tang in which he will receive 32,000 shares of common stock for interim services from December 18, 2018 through March 2019.

On January 17, 2019, the Company granted non-statutory stock options of 1,000,000 to Synergistic Technologies Associates, LLC (a company owned by Dr. John MacKay) and 300,000 to Patrick Tang.  The options have an exercise price of $1.00 per share.

On January 18, 2019, the Board approved the 2019 Equity Incentive Plan (“2019 Incentive Plan”) in order to attract and retain qualified personnel, directors and consultants and align their interests with those of the Company’s stockholders.  The 2019 Incentive Plan reserves 5,000,000 shares of the Company’s common stock, par value $0.000l for future issuance.  The option exercise price will be set by a committee but will not be less than the fair market value of the common stock at the time of the grant.

On January 17, 2019, the Board approved the appointment of Ellen Gee as President of 5Leaf, LLC, replacing Dr. John MacKay.

On February 14, 2019, the Company and EcoXtraction LLC, a Louisiana limited liability company (the “Seller”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued to the Seller an aggregate of 2,350,000 shares of the Company’s common stock par value $0.0001 per share (the “Shares”) and the Seller sold to the Company certain equipment and other tangible property. In connection with the Purchase Agreement, the Company and the Seller entered into a Lock-Up Agreement, which provides that, among other things, the Seller may not liquidate any of the Shares received in connection with the Purchase Agreement until September 30, 2020 (the “Lock-Up Agreement”). Further, in connection with the Purchase Agreement and the Lock-Up Agreement, the Company and the Seller entered into a Registration Rights Agreement, wherein the Company agreed to provide certain registration rights under the Securities Act of 1933 (the “Securities Act”) including an obligation to, within ninety (90) days following the Seller’s written request, prepare and file with the Securities and Exchange Commission (the “SEC” or the “Commission”) a Registration Statement or Registration Statements on Form S-1, or such other applicable form if Form S-1 is not available.

The Purchase Agreement conveyed only assets; the Company did not receive any ownership interest in or to the Seller or the securities of the Seller and the Company does not consider it to be an acquisition of a business. The Company and the Seller also took steps described herein to create a joint venture (the “Joint Venture”).

In connection with the Purchase Agreement, on February 14, 2019, the Company and the Seller entered into a License Agreement, pursuant to which Seller sub-licensed to the Company certain intellectual property relating to cannabis extraction technology which the Seller licenses from Hydro Dynamics, Inc. (“Hydro”) (the “License Agreement”). Subject to the terms of the License Agreement, the Seller grants to the Company certain licenses, including an exclusive license for an initial term of two (2) years from the effective date of the agreement (the “Exclusive License”). The Company has the option to renew the Exclusive License for two (2) successive additional terms of one (1) year each. The Company shall exercise its renewal option by giving the Seller written notice of the Company’s intent to renew the license; in consideration for each one-year renewal term, the Company shall issue to the Seller 250,000 shares of the Company’s common stock. The Company is under no obligation to renew.

In connection with the Purchase Agreement, on February 14, 2019, the Company, the Seller and CleanWave entered into an Assignment and License Agreement (the “A&L Agreement”), pursuant to which the Seller agreed to assign and/or license certain intellectual property to the Company and CleanWave, and the Company agreed to contribute an aggregate of $2,000,000 of cash contribution to CleanWave (the “Cash Contribution”) such Cash Contribution being made no later than by the second anniversary of the effective date of the A&L Agreement. If the Cash Contribution is not met, then ownership of certain intellectual property described in the A&L Agreement shall revert back to the Seller, and CleanWave would execute all documents necessary to re-assign such intellectual property back to the Seller.

In connection with the Purchase Agreement, on February 15, 2019, the Company and the Seller created CleanWave Labs, LLC, a Nevada limited liability company (“CleanWave”) with each of the Company and the Seller as the members of CleanWave (the “Operating Agreement”). The Company shall own 50% of the member equity interests and 50% of the member profit interests of CleanWave. CleanWave was formed primarily for the purpose of (i) exploiting certain proprietary technologies being assigned and licensed to the Company by the Seller designed to extract CBD, THC, as well as additional compounds from cannabis and hemp plants and (ii) manufacture and market equipment derived from that technology for use in extracting CBD, THC and additional compounds.  Pursuant to the terms of the Operating Agreement and in consideration of its membership interests, the Company shall provide certain equipment, as well as $2,000,000 in working capital over a two-year period, with the first $150,000 of the $2,000,000 paid to Hydro upon election to be used to pay Hydro the amount owed by Seller to Hydro.