Form 10-Q
period 2019-03-31
NewBridge Global Ventures, Inc.
filed 2019-07-11
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-11730

NEWBRIDGE GLOBAL VENTURES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1089377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

825 East 800 North
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐   No☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of June 30, 2019, the registrant had 63,098,055 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)	(As Adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$38,688	$89,550
Prepaid expenses and other current assets	105,587	17,421
Total current assets	144,275	106,971

Operating lease right-of-use asset	254,199	258,276
Property and equipment, net	7,724,179	5,247,309
Intangible assets, net	2,644,246	-
Goodwill	9,245,953	9,245,953
Investment in joint venture	39,912	-
Other assets	4,424	-

Total Assets	$20,057,188	$14,858,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,886,273	$740,660
Accrued liabilities	706,517	314,715
Related party payables	941,584	106,093
Notes payable related parties	872,169	958,467
Current portion of operating lease liability	17,362	16,935
Current portion of notes payable, net of discount	20,109	23,355
Convertible notes payable, net of discount	537,494	-
Total current liabilities	4,981,508	2,160,225

Operating lease liability, net of current portion	236,837	241,341
Notes payable, net of current portion and discount	709,781	710,972

Total Liabilities	5,928,126	3,112,538

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized; 59,698,055 and 57,116,055 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	5,970	5,712
Additional paid-in capital	19,679,205	15,209,596
Accumulated deficit	(5,556,113)	(3,469,337)
Total stockholders' equity	14,129,062	11,745,971

Total Liabilities and Stockholders' Equity	$20,057,188	$14,858,509

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018

Revenue:
Rental income	$-	$3,600
Consulting services	22,725	-
Total Revenue	22,725	3,600

Operating Expenses:
Selling, general and administrative	1,765,654	55,853
Total Operating Expenses	1,765,654	55,853

Loss from Operations	(1,742,929)	(52,253)

Other Expense:
Loss on investment in joint venture	(12,538)	-
Interest expense	(331,309)	(4,391)
Total Other Expense	(343,847)	(4,391)

Net Loss	$(2,086,776)	$(56,644)

Net loss per common share - basic and diluted	(0.04)	(0.01)

Weighted average common shares
outstanding - basic and diluted	58,546,944	5,173,979

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	3,695,604	$370	$1,961,273	$(122,253)	$1,839,390

Capital contributions for stock	4,338,750	434	37,276	-	37,710
Net loss	-	-	-	(56,644)	(56,644)

Balance at March 31, 2018	8,034,354	$804	$1,998,549	$(178,897)	$1,820,456

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	57,116,055	$5,712	$15,209,596	$(3,469,337)	$11,745,971
(as adjusted)
Stock issued for services	232,000	23	294,057	-	294,080
Stock issued in asset acquisition	2,350,000	235	3,031,265	-	3,031,500
Debt discount on convertible debt	-	-	1,031,040	-	1,031,040
Share-based compensation	-	-	113,247	-	113,247
Net loss	-	-	-	(2,086,776)	(2,086,776)

Balance at March 31, 2019	59,698,055	$5,970	$19,679,205	$(5,556,113)	$14,129,062

See accompanying notes to the consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(2,086,776)	$(56,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,009	15,595
Amortization expense	176,284	-
Share-based compensation	113,247	-
Stock issued for services	294,080	-
Amortization of debt discount	239,040	-
Loss on investment in joint venture	12,538	-
Noncash lease expense	4,077
Operating expenses and interest paid through member contributions	-	34,544
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(88,166)	-
Accounts payable	27,264	-
Accrued liabilities	465,998	-
Related party payables	(75,073)	8,500
Operating lease liability	(4,077)	-
Other assets	(4,424)	-
Net Cash Provided by (Used in) Operating Activities	(907,979)	1,995

Cash Flows From Investing Activities

Purchase of property and equipment	(307,446)	-
Net Cash Used in Investing Activities	(307,446)	-

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	1,304,000	-
Principal payments on notes payable	(4,437)	-
Principal payments on unsecured notes payable, related parties	(135,000)	-
Net Cash Provided by Financing Activities	1,164,563	-

Net Increase (Decrease) in Cash	(50,862)	1,995
Cash at Beginning of Period	89,550	-
Cash at End of Period	$38,688	$1,995

Noncash Investing and Financing Information:
Long-term assets purchased through share issuance	$3,031,500	$-
Long-term assets purchased through accounts payable	$1,118,349	$-
Long-term assets purchased through related party payables	$910,564	$-
Long-term assets contributed to joint venture	$52,450	$-
Debt discount on convertible notes payable	$1,031,040	$-
Payments on notes payable through member contributions	$-	$3,166
Operating expenses paid through member contributions	$-	$34,544

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation and principles of consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include the operations and balances of NewBridge Global Ventures, Inc. (“NewBridge”) and its wholly-owned subsidiaries, Elevated Education, Inc. (“Elevated”), 5Leaf, LLC (“5Leaf”), Genus Management Group, LLC (“Genus”), Mad Creek Farm, LLC (“Mad Creek”), 725 E 11th, LLC (“11th Street”), Timothy Lane LLC (“Timothy”), East 10th Street LLC (“10th Street”), The Bay Clonery, LLC (“Bay Clonery”), Roots of Caly, LLC (“Roots”), and 50% owned subsidiary Green Thumb Distributors, Inc. (“Green Thumb”). The consolidated financial statements include the operations of NewBridge and Elevated since July 14, 2018 which operations are continuing (see Reverse Acquisition below).  Genus, Timothy, 10th Street, Green Thumb, Bay Clonery, and Roots were formed in 2018 (collectively, “New Entities”, “we”, or “the Company”).  Intercompany balances and transactions have been eliminated in consolidation.

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

Nature of Business – The Company is vertically integrated and through its subsidiaries intends to cultivate, manufacture, and distribute industrial hemp throughout the United States and medical and recreational cannabis in California as follows:

•Mad Creek Farm—plans to be a grower of cannabis,

•5Leaf—plans to manufacture and extract oils from hemp and cannabis,

•Green Thumb—has applied for a California Type 11 license in the Bay area,

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,086,776 for the three months ended March 31, 2019 and has an accumulated deficit of $5,556,113 at March 31, 2019.  The Company also used cash in operating activities of $907,979 during the three months ended March 31, 2019.   The Company is also in default on its notes payable related party and has construction liens on some of its property.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the three months ended March 31, 2019, may not be indicative of the results that may be expected for the year ending December 31, 2019.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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

Goodwill – The Company tests its recorded goodwill for impairment annually on November 30, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.  As of March 31, 2019 and 2018, goodwill was $9,245,953 and $0, respectively.

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

Revenue Recognition – The Company generates revenue through consulting arrangements, and in the future from manufacturing services, producing and selling products.  The revenue will be recognized at the point in time that the services are performed and products are sold and delivered to the customer.  This policy will be modified if necessary as the Company grows and develops multiple revenue sources. The company had rental income prior to the recent quarter.  The rental income was recognized monthly when earned and collection reasonably assured.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of March 31, 2019 and 2018, the Company had 4,834,000 and 0, respectively, common stock equivalents outstanding.

Customer Concentration – Concentration of credit risk with respect to accounts receivable is limited due to only having a few sales. For consulting revenue, the Company had one customer account for 100% of total rental income for the three months ended March 31, 2019.  There was no consulting revenue during the three months ended March 31, 2018.   For rent revenue, the Company had one tenant account for 100% of total rent revenue for the three months ended March 31, 2018.  There was no rent revenue for the three months ended March 31, 2019.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 changes the accounting for leases. In particular, lessees will recognize lease assets and lease liabilities for operating leases. The Company adopted ASU 2016-02 on January 1, 2019 as described in Note 11.

NOTE 4 – CHANGES IN ACCOUNTING PRINCIPLE

As described in Note 6, the Company adopted Topic 842 Leases, effective January 1, 2019 resulting in the retrospective adjustment of the comparative 2018 periods presented. Prior to the application of Topic 842, the rent expense was recorded in the amount of the lease payments, adjusted on straight-line basis over the lease term. The presented condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three-month period ended March 31, 2018 were not adjusted since the lease did not commence until August 1, 2018. The balance sheet presented as of December 31, 2018 is adjusted to reflect the ROU asset and operating lease liability described in Note 6.  Stockholders’ equity was not affected since the total 2018 expense remained the same.

NOTE 5 – ASSET PURCHASE AGREEMENT AND JOINT VENTURE

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

The purchase accounting consisted of the following:

Machinery and equipment	$210,970
Technology licensing rights	2,820,530
Total assets	$3,031,500

The above table is a provisional valuation.  A formal valuation will be obtained for the year end financial statements.

The 2,350,000 shares issued on February 14, 2019 were valued at $1.29 per share, $3,031,500 in total.

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

On February 14, 2019, the Company, EcoX and CleanWave entered into an Assignment and License Agreement (the “A&L Agreement”), pursuant to which the Seller agreed to assign and/or license certain intellectual property to CleanWave, and the Company agreed to contribute an aggregate of $2,000,000 of cash contributions to CleanWave (the “Cash Contribution”) such Cash Contribution being made no later than by the second anniversary of the effective date of the A&L Agreement. If the Cash Contribution is not met, then ownership of certain intellectual property described in the A&L Agreement shall revert back to EcoX, and CleanWave would execute all documents necessary to re-assign such intellectual property back to EcoX.

In connection with the Purchase Agreement, on February 15, 2019, the Company and EcoX created CleanWave Labs, LLC, a Nevada limited liability company (“CleanWave”) with each of the Company and EcoX as the members of CleanWave (the “Operating Agreement”). The Company shall own 50% of the member equity interests and 50% of the member profit interests of CleanWave. CleanWave was formed primarily for the purpose of (i) developing and exploiting certain proprietary technologies being assigned and licensed to the Company by EcoX designed to extract CBD, THC, as well as additional compounds from cannabis and hemp plants and (ii) manufacture and market equipment derived from that technology for use in extracting CBD, THC and additional compounds.  Pursuant to the terms of the Operating Agreement and in consideration of its membership interests, the Company shall provide certain equipment, as well as $2,000,000 in working capital over a two-year period, with the first $150,000 of the $2,000,000 paid to Hydro upon election to be used to pay Hydro the amount owed by EcoX to Hydro. The Company has not yet made the $150,000 payment to Hydro.

As of March 31, 2019, the Investment in CleanWave was $39,912, which consisted of $52,450 of equipment contributed from NewBridge to CleanWave, less $12,537 for NewBridge’s share of the net loss of CleanWave during the three months ended March 31, 2019.

The Company analyzed CleanWave and determined that it is a variable interest entity since the total equity investment is not sufficient to permit the entity to finance its activities without additional funding from NewBridge.  Also, neither NewBridge nor EcoX have a controlling financial interest in CleanWave since neither entity has the power to direct the activities of CleanWave that most significantly impact the economic performance of CleanWave.  This is because neither party can approve the annual budget without the other party’s agreement since neither party has a majority interest.  As a result, neither party is the primary beneficiary.  NewBridge accounted for its interest in CleanWave using the equity method.

NOTE 6 – OPERATING LEASES

The Company adopted Topic 842, Leases, effective January 1, 2019 and adjusted the 2018 comparative period presented by applying the new standard as of January 1, 2018. As a result, the 2018 periods presented for comparative purpose have been adjusted to reflect the application of Topic 842 with an adjustment to opening balance of stockholders’ equity at January 1, 2018 for cumulative effect of the initial application (see Note 4).

The Company leases a 4,200 square foot facility in Oakland, California for $3,500 per month. After year one, the Landlord can increase the rent to fair market value, not to exceed $3.50 per square foot.  The lease commenced August 1, 2018 and expires August 1, 2028.  The lessor is Hong So Mac, a related party.  Although possible, the Company does not anticipate an increase in the rent.

As a result of the adoption of ASC 842, the Company recognized an operating liability with a corresponding right-of-use (“ROU”) asset of the same amount based on the present value of the minimum rental payments of the lease as of August 1, 2018.   The discount rate used to compute the present value of the minimum rental payments of the lease is the Company’s estimated borrowing rate of 10%.  The ROU asset is amortized on a straight-line basis over the remaining term of the lease, which is recorded as rent expense.

Balance sheet information related to the lease is as follows:

	March 31,	December 31,
	2019	2018

Operating lease right-of-use asset	$254,199	258,276
Operating lease liability, current portion	(17,362)	(16,935)
Operating lease liability, net of current portion	(236,837)	(241,341)

The components of lease expense are as follows:

	March 31,	March 31,
	2019	2018

Amortization of right-of-use asset recorded as rent expense	$4,077	$-
Interest on lease liability included in other expense	6,423	-

Total lease cost	$10,500	$-

Maturities of the lease liability are as follows:

Future Minimum Lease Payments

2019	$42,000
2020	42,000
2021	42,000
2022	42,000
2023	42,000
Thereafter	210,000
Total future minimum lease payments	$420,000
Less: amount representing interest	(165,801)
Present value of future payments	$254,199
Current portion	17,362
Long-term portion	236,837

Other information related to the lease:

March 31,	March 31,
2019	2018

Operating cash flows
Cash paid related to operating lease obligations	$10,500	-
Weighted average remaining lease term (in years)
Operating leases	9.33	-
Weighted average discount rate
Operating leases	10.0%	0.0%

On March 31, 2019, there was a fire on the property next to the location the lease making the building uninhabitable since then.  The city removed the red tag on the property on June 17 so now the landlord can get the insurance company to assess the water damage and begin repairing the building.  It will likely continue to be uninhabitable through September 2019. According to the lease, the Company does not have to make lease payments while the building is uninhabitable and also has the option to terminate the lease if it chooses.  The Company has not made a decision yet on whether to terminate the lease and stopped paying rent until the property is fixed.  The ROU asset and lease liability will continue to decrease as originally scheduled.

NOTE 7 – PROPERTY AND EQUIPMENT

As of March 31, 2019, the Company’s property and equipment consists of the following:

Property and equipment consisted of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2019	2018

Land	n/a	$908,271	$908,271
Buildings and improvements	5-30 years	2,391,922	2,391,922
Machinery and equipment	3-8 years	893,562	424,461
Office furniture and equipment	3-8 years	26,120	23,146
Construction in progress	n/a	3,734,847	1,712,043
Total		7,954,722	5,459,843
Less accumulated depreciation		(230,543)	(212,534)
Net property and equipment		$7,724,179	$5,247,309

For the three months ended March 31, 2019 and 2018, the Company had depreciation expense of $18,009 and $15,595, respectively.

NOTE 8 – INTANGIBLE ASSETS

As of March 31, 2019, the intangible assets consist of the following:

	Estimated	March 31,
	Useful Life	2019

Technology licensing rights	2 years	$ 2,820,530
Total		2,820,530
Less accumulated amortization		(176,284)
Net intangible assets		$ 2,644,246

The technology licensing rights were acquired as part of the asset purchase agreement (see Note 5).  The Company has an exclusive license to water extraction technology for two years and a non-exclusive license in perpetuity.  For the three months ended March 31, 2019, the Company had amortization expense of $176,284.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On January 7, 2019, the Company completed the first close on a $7.5 million private offering of securities (the “Offering”), whereby the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued to those investors $1,074,000 worth of 10% convertible promissory notes, convertible into shares of the Company’s common stock, par value $0.0001 per share at a  conversion price of $1.00 per share upon the terms and subject to the conditions set forth in the Note Purchase Agreement and the Notes (the “Notes”), for a maximum of $7.5 million. The Notes have a maturity date of December 31, 2019 if not converted.  The Company recorded a beneficial conversion feature of $1,031,040 upon issuance and recognized amortization of the debt discount of $239,040 for the three months ended March 31, 2019. On March 14, 2019, the Company completed the second close and issued $230,000 worth of 10% convertible promissory notes.  The terms and maturity date are the same as those for the January 7 closing.

The convertible notes payable consists of the following:

	March 31,	December 31,
	2019	2018

Convertible notes payable	$1,329,494	$-
Less debt discount	(792,000)	-
Convertible notes payable, net of discount	537,494	-
Less current portion	(537,494)	-
Convertible notes payable, net of current portion and discount	$-	$-

NOTE 10 – NOTES PAYABLE

As of March 31, 2019, the Company’s notes payable consisted of bank loans of $346,041 on the Mad Creek property and $383,848 on the 10th Street property, which was assumed when the property was deeded to the Company on September 12, 2018.  The Mad Creek loan had a variable interest rate of 4.75% as of March 31, 2019 that adjusts on May 1 and November 1 each year.  The loan matures on November 1, 2036.  The 10th Street loan has a fixed interest rate of 9.66% and a maturity date of July 1, 2036.

	March 31,	December 31,
	2019	2018

Note payable	$729,890	$734,327
Less current portion	(20,109)	(23,355)
Note payable, net of current portion	$709,781	$710,972

NOTE 11 – STOCK OPTIONS

As of March 31, 2019, options to purchase 3,380,000 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the three months ended March 31, 2019 is as follows:

	2019
		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,580,000	$0.25
Granted	1,950,000	0.89
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of end of the period	3,530,000	0.60

Exercisable as of end of the period	3,530,000	0.60

As of March 31, 2019, options exercisable and options outstanding had a weighted average remaining contractual term of 3.04 years and had an aggregate intrinsic value of $584,216.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in the three months ended March 31, 2019:

2019
Expected life (in years)	3.04
Risk free rate	2.9%
Volatility	459.7%
Dividend yield	-

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of March 31, 2019, there was $2,815,924 of unrecognized share-based compensation cost related to grants under the stock option plans that will be recognized over a weighted-average period of 3 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of income for each of the three-month periods ended March 31, 2019 and 2018 was $113,247 and $0, respectively.

NOTE 12 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. At March 31, 2019 and December 31, 2018, we had 59,698,055 and 57,116,055 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

During January 2019, the Company issued 32,000 shares to Patrick Tang for compensation through March 31, 2019 and issued 200,000 shares to John MacKay as a signing bonus.  The Company recognized share-based compensation of $46,080 and $248,000, respectively, related to these issuances.  The value was based on the fair value of the Company’s common stock.

On February 14, 2019, the Company issued 2,350,000 shares to EcoXtraction LLC for the asset acquisition as described in Note 5.  The shares were valued at $1.29 per share for a total valuation of $3,031,500. The value was based on the fair value of the Company’s common stock.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

As discussed in Note 5, the Company is committed to contributing $2,000,000 to CleanWave by February 14, 2021 to fund the joint venture’s operations.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company is leasing 4200 square feet of property from Hong So Mac, the father of Sam Mac, one of the principal shareholders (see Note 6).  Total rent payments of $10,500 were made for the three months ended March 31, 2019.

On December 31, 2018, the Company issued notes payable of $958,467 to several of its principal shareholders, members of management and affiliated companies.  The notes have been classified as notes payable related party.  The notes bear interest at 8% and carry either a $5,000 or $1,000 late fee if not paid in full by March 31, 2019, the maturity date.  A few of the notes had due dates on March 28, 2019.  The interest increases to 12% for unpaid balances after the maturity date.  The notes are unsecured except for one note for $261,650 which is secured by equipment that was purchased with the funds from the note. Most of the remaining balance is payable to Tran Millenium, a company owned by Eric Tran, for consulting related to the formation, strategy, permitting, licensing, compliance and construction design for the new entities formed during 2018.  As of March 31, 2019, the Company had paid back $135,000 of the notes payable related party but was in default on the rest.  As of March 31, 2019, the Company had notes payable related parties of $872,169, which includes interest and penalties of $48,703.

As of March 31, 2019 and December 31, 2018, the Company had related party payables of $941,584 and $106,093, respectively, for reimbursable expenses.

NOTE 15 – MANAGEMENT CHANGES

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

Patrick Tang’s employment agreement commences March 1, 2019 and terminating on December 31, 2020, with extensions upon mutual agreement.  His base salary is $10,000 per month for March thru December 2019 and then $15,000 per month for the twelve months ended December 2020.  Patrick will also be granted options to acquire 300,000 shares of the Company’s Common Stock par value $0.0001 and will be eligible for an annual bonus.  Also, on December 18, 2018, the Company signed an interim services agreement with Patrick Tang in which he received 32,000 shares of common stock for interim services from December 18, 2018 through March 2019.

On January 18, 2019, the Company granted non-statutory stock options of 1,000,000 to Synergistic Technologies Associates, LLC (a company owned by Dr. John MacKay) and 300,000 to Patrick Tang.  The options have an exercise price of $1.00 per share.

On January 17, 2019, the Board approved the 2019 Equity Incentive Plan (“2019 Incentive Plan”) in order to attract and retain qualified personnel, directors and consultants and align their interests with those of the Company’s stockholders.  The 2019 Incentive Plan reserves 5,000,000 shares of the Company’s common stock, par value $0.000l for future issuance.  The option exercise price will be set by a committee but will not be less than the fair market value of the common stock at the time of the grant.

On January 17, 2019, the Board approved the appointment of Ellen Gee as President of 5Leaf, LLC, replacing Dr. John MacKay.

On April 16, 2019, the Board appointed Arthur Kwan to the Company’s Board effective immediately.

On May 10, 2019, the Board appointed Eric Baum to the Company’s Board effective immediately.

On June 6, 2019, the Company terminated Eric Tran from his position as Chief Strategy Officer of NewBridge Global Ventures, Inc. and from his employment and directorship positions with each of the Company’s subsidiaries. Mr. Tran will remain a Director of the Company.

NOTE 16 – SUBSEQUENT EVENTS

On April 9, 2016, effective as of April 16, 2019, the Company entered into a consulting agreement with Aston Capital where it agreed to issue to Mr. Kwan an aggregate of 250,000 shares of the Company’s common stock, par value $0.0001 and granted to Mr. Kwan options to purchase an aggregate of 250,000 shares of common stock of the Company at a strike price of $0.65 per share.

On April 12, 2019, the Company and Hydro Dynamics, Inc., a Georgia corporation (“Hydro”) entered into a technology license agreement (the “Agreement”), whereby the Company would license from Hydro certain Hydro-owned technology and associated intellectual property including the ShockWave Power Reactor/Extractor, such intellectual property being useful in a variety of industries including but not limited to those industries which extract, mix, heat, hydrate, homogenize and crystallize materials (the “Hydro Technology”). Pursuant to the terms and subject to the conditions set forth in the Agreement, the Company shall, in consideration for licensing the Hydro Technology from Hydro, furnish to Hydro: (i) a one-time lump-sum cash payment of $60,000 (the “Cash Payment”) no later than July 3, 2019; (ii) four semiannual payments of $125,000 each for an aggregate of $500,000 in payments beginning on January 15, 2020 and culminating with a final payment on July 15, 2021, such $500,000 is convertible into shares of the Company’s common stock, par value $0.0001 per share at a conversion price of $1.00 per share or the market price at the time of conversion but not less than $0.75 per share; (iii) 2,125,000 shares of the Company’s

Common Stock (the “Stock Payment”) and (iv) an annual license fee of $100,000 no later than January 15 of each year of the Term beginning in 2022. In addition to these fees, Hydro and the Company agreed to enter into a revenue-sharing plan whereby the Company will furnish to Hydro 3% of net revenues from the Company derived by the Company’s sale or lease of certain technologies (the “Revenue-Sharing Arrangement”) and Hydro is further permitted to sell certain stand-alone products to third-parties in exchange for paying to the Company a participation fee for any such third-party sales. The agreement is perpetual, subject to the Company’s right to terminate the agreement at the end of the Company’s 2025 fiscal year.

On April 17, 2019, the Company and King Hemp Farm NM, LLC, a New Mexico limited liability company (“King”), entered into an operating agreement (the “Operating Agreement”), pursuant to which the Companies formed King Hemp Farm LLC, a Nevada limited liability company (the “Joint Venture”). The Companies formed the Joint Venture primarily for the purpose of exploiting certain farming operations to raise hemp on properties controlled by King and to extract CBD and additional compounds from hemp plants. In connection with the Operating Agreement, King granted the Company two 10-year leases on at least 10 acres of land controlled by King. The managers of the Joint Venture are initially Robert Bench, the Company’s interim Chief Executive Officer, and Tyler King. The members of the Joint Venture are the Company and King, each with a 50% membership interest, with payment from the proceeds generated by the Joint Venture to be distributed in accord with the respective capital contributions of each of the Company and King.  King agreed to cultivate 50 acres of land in 2019 and the Company issued 1,000,000 shares, valued at $0.50 per share to King during April 2019.

On May 1, 2019, the Company and Innovative Separations, LLC, an Oregon limited liability company (“Innovative”) together with Joseph Mazza, the managing member of Innovative (“Mr. Mazza”) entered into a letter of intent, pursuant to which the Company and Innovative will be joint partners for the purpose of exploiting certain farming operations that raise cannabis and hemp and to extract CBD, THC and other compounds from cannabis and hemp plants through the use of certain technologies and equipment (the “Innovative Transaction”). Pursuant to the terms of the letter of intent and subject to the conditions to be set forth in an Operating Agreement, the Company may: (i) issue 25,000 shares of the Company’s common stock to Mr. Mazza, and 25,000 shares of the Company’s common stock to the Gary and Gail Harstein Family Trust; (ii) enter into a lease purchase option to purchase certain property listed in the Operating Agreement; (iii) place at least one Company ShockWave Power™ Reactor in Innovative and (iv) provide cash for working capital of up to $200,000 over a one-year period. In addition to the Innovative joint venture, the Company will receive the right to use certain trade names and access to certain lands currently owned by Innovative (together with the Innovative joint venture, the “Innovative Interests”). The term proposed Operating Agreement shall be perpetual absent certain dissolution provisions as further described in the Operating Agreement. The Operating Agreement may also provides for certain drag-along provisions, whereby the Managers may require any members of Innovative to sell their respective Innovative MIs to a proposed purchaser.

On May 2, 2019, the Company and Apothio, LLC, a Colorado limited liability company (“Apothio”) entered into an operating agreement (the “Operating Agreement”), pursuant to which the Company and Apothio agreed to form Apothio Bakersfield, LLC, a Nevada limited liability company (the “Joint Venture”), whereby pursuant to the terms and subject to the conditions set forth in the Operating Agreement, the Company and Apothio shall each receive fifty percent (50%) of the membership interests in the Joint Venture. Under the terms of the Operating Agreement, the Company will be required to: (i) underwrite costs to contribute extraction equipment; (ii) fund the cost of a fully-functional extraction facility and (iii) install a fully-functional testing laboratory with certain equipment as determined by the managers of the Joint Venture. Apothio will contribute existing biomass of approximately 150,000 pounds for the Company to begin processing and extraction, and will contribute some of its 512 acres of plants. The term of the Operating Agreement shall be perpetual absent certain dissolution provisions as further described in the Operating Agreement.  The Operating Agreement also provides for certain drag-along provisions, whereby the managers may require any members of the Joint Venture to sell their respective membership interests to a proposed purchaser.

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

Executive Summary

With a series of acquisitions and joint venture partnerships completed since January of 2019, the Company is positioning itself to begin operations and growth. The Company’s recent licensing of the ShockWave

Power™ Reactor (SPR), has brought us an innovative and efficient way of extracting oil from cannabis and industrial hemp at scale. The promise of this oil extraction process has led to the signing of three joint venture partnerships with hemp farms in Oregon, California, and New Mexico. This will allow the Company to expand its operations and become a player in the large and growing oil extraction niche along with our existing facilities in Oakland that are nearing completion for cloning, extraction, and distribution. We should be in operations during the quarter ending September 30, 2019 in many of our locations.

Critical Accounting Policies and Estimates

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2018.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

During the three months ended March 31, 2019, the Company had a net loss of $2,086,776 compared to a net loss of $56,644 for the three months ended March 31, 2018.  The increase in net loss was mainly due to the additional entities acquired or formed over the past year.  Operating expenses consist mainly of employee salaries, share-based compensation, consulting, legal and accounting.  We expect operating expenses to increase in the future based on the recent acquisitions and joint ventures and beginning operations.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we had a net loss of $2,086,776. At March 31, 2019, we had an accumulated deficit of $5,556,113.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. Additional equity financing may result in dilution to our shareholders. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” noted in the filed 10-K for the year ended December 31, 2018.

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

Summarized Cash Flows for 10-Q/10-K
	For the Three Months Ended
	March 31,
	2019	2018

Cash provided by (used in) operating activities	$(907,979)	$1,995
Cash used in investing activities	(307,446)	-
Cash provided by financing activities	1,164,563	-
Net increase (decrease) in cash	$(50,862)	$1,995

Number of Employees

As of March 31, 2019, the Company had 12 full-time and 2 part-time employees.

Disclosure of Contractual Obligations

None.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at March 31, 2019 and December 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) and based upon this evaluation concluded that as of March 31, 2019, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2019, the Company issued 2,350,000 shares of restricted common stock to EcoXtraction at $1.29 per share for total consideration of $3,031,500.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

EXHIBIT NO    DESCRIPTION AND METHOD OF FILING

10.1	Form of Note (incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 15, 2019)
10.2	Form of Note Purchase Agreement (incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 15, 2019)
10.3	Employment Agreement with Dr. John MacKay (incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 18, 2019)
10.4	Employment Agreement with Patrick T. Tang (incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 18, 2019)
10.5	Asset Purchase Agreement with EcoXtraction LLC (incorporated by reference as Exhibit 10.1 to Form 8-K filed on February 21, 2019)
10.6	License Agreement with EcoXtraction LLC (incorporated by reference as Exhibit 10.2 to Form 8-K filed on February 21, 2019)
10.7	Operating Agreement of CleanWave Labs, LLC (incorporated by reference as Exhibit 10.3 to Form 8-K filed on February 21, 2019)
10.8	Assignment and License Agreement with EcoXtraction LLC and CleanWave Labs, LLC (incorporated by reference as Exhibit 10.4 to Form 8-K filed on February 21, 2019)
10.9	Registration Rights Agreement with EcoXtraction LLC (incorporated by reference as Exhibit 10.5 to Form 8-K filed on February 21, 2019)
31.1	Certification of Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
31.2	Certification of Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BRIDGE GLOBAL VENTURES, INC.

Date:	July 10, 2019	By:	/s/ Robert K. Bench
Robert K. Bench, Interim Chief Executive Officer

Date:	July 10, 2019	By:	/s/ Robert K Bench
Robert K Bench, Principal Financial Officer