Form 10-Q/A
period 2019-03-31
NewBridge Global Ventures, Inc.
filed 2019-07-11
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A revises the Form 10-Q filed on July 11, 2019 (the “Original 10-Q”) to include the XBRL which was omitted from the Original 10-Q.

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

NEW BRIDGE GLOBAL VENTURES, INC.

Date:	July 11, 2019	By:	/s/ Robert K. Bench
Robert K. Bench, Interim Chief Executive Officer

Date:	July 11, 2019	By:	/s/ Robert K Bench
Robert K Bench, Principal Financial Officer