Form 10-Q
period 2019-06-30
NewBridge Global Ventures, Inc.
filed 2019-10-15
CIK 726293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of September 30, 2019, the registrant had 64,098,055 shares of common stock, par value $0.0001 per share, issued and outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION4

Item 1.  Interim Financial Statements4

Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations24

Item 3. Qualitative and Quantitative Disclosures About Market Risk26

Item 4. Controls and Procedures27

PART II - OTHER INFORMATION27

Item 1. Legal Proceedings27

Item 1A. Risk Factors27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds27

Item 3. Defaults Upon Senior Securities28

Item 4. Mine Safety Disclosures28

Item 5. Other Information28

Item 6.  Exhibits29

SIGNATURES30

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(As Adjusted)
ASSETS
Current Assets
Cash and cash equivalents	197,934	$ 89,550
Prepaid expenses and other current assets	293,499	17,421
Total current assets	491,433	106,971

Operating lease right-of-use asset	250,019	258,276
Property and equipment, net	8,935,727	5,247,309
Intangible assets, net	2,291,680	-
Goodwill	9,245,953	9,245,953
Investment in joint ventures	1,086,759	-
Other assets	4,424	-

Total Assets	$ 22,305,995	$ 14,858,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,522,124	$ 740,660
Accrued liabilities	1,055,285	314,715
Related party payables	1,185,450	106,093
Notes payable related parties	895,943	958,467
Current portion of operating lease liability	17,799	16,935
Current portion of notes payable, net of discount	1,553,525	23,355
Convertible notes payable, net of discount	1,225,043	-
Total current liabilities	8,455,169	2,160,225

Operating lease liability, net of current portion	232,220	241,341
Notes payable, net of current portion and discount	709,614	710,972

Total Liabilities	9,397,003	3,112,538

Commitments and Contingencies	545,000	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 400,000 shares authorized; no shares
issued and outstanding	-	-
Common stock $.0001 par value, 100,000,000 shares authorized;
63,098,055 and 57,116,055 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	6,311	5,712
Additional paid-in capital	22,310,894	15,209,596
Accumulated deficit	(9,953,213)	(3,469,337)
Total stockholders' equity	12,363,992	11,745,971

Total Liabilities and Stockholders' Equity	$ 22,305,995	$ 14,858,509

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue:
Rental income	$-	$3,600	$-	$7,200
Consulting services	-	-	22,725	-
Total Revenue	-	3,600	22,725	7,200

Operating Expenses:
Selling, general and administrative	4,016,976	108,546	5,782,630	164,399
Total Operating Expenses	4,016,976	108,546	5,782,630	164,399

Loss from Operations	(4,016,976)	(104,946)	(5,759,905)	(157,199)

Other Income (Expense):
Loss on investment in joint venture	(23,762)	-	(36,300)	-
Interest expense	(356,362)	(4,391)	(687,671)	(8,781)
Total Other Expense	(380,124)	(4,391)	(723,971)	(8,781)

Net Loss	$(4,397,100)	$(109,337)	$(6,483,876)	$(165,980)

Net loss per common share - basic and diluted	(0.07)	(0.02)	(0.11)	(0.03)

Weighted average common shares
outstanding - basic and diluted	63,374,133	8,034,354	60,644,049	6,612,068

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	3,695,604	$ 370	$ 1,961,273	$ (122,253)	$ 1,839,390

Capital contributions for stock	4,338,750	434	37,276	-	37,710
Net loss	-	-	-	(56,644)	(56,644)

Balance at March 31, 2018	8,034,354	804	1,998,549	(178,897)	1,820,456

Capital contributions for stock	-	-	37,710	-	37,710
Net loss	-	-	-	(109,336)	(109,336)

Balance at June 30, 2018	8,034,354	$ 804	$ 2,036,259	$ (288,233)	$ 1,748,830

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	57,116,055	$ 5,712	$ 15,209,596	$ (3,469,337)	$ 11,745,971
(as adjusted)
Stock issued for services	232,000	23	294,057	-	294,080
Stock issued in asset acquisition	2,350,000	235	3,031,265	-	3,031,500
Debt discount on convertible debt	-	-	1,031,040	-	1,031,040
Share-based compensation	-	-	113,247	-	113,247
Net loss	-	-	-	(2,086,776)	(2,086,776)

Balance at March 31, 2019	59,698,055	5,970	19,679,205	(5,556,113)	14,129,062

Stock issued for services	275,000	28	178,722	-	178,750
Stock issued in asset acquisition	2,125,000	213	1,593,537	-	1,593,750
Stock issued as contributions to joint venture	1,000,000	100	499,900	-	500,000
Debt discount on convertible debt	-	-	68,773	-	68,773
Share-based compensation	-	-	290,757	-	290,757
Net loss	-	-	-	(4,397,100)	(4,397,100)

Balance at June 30, 2019	63,098,055	$ 6,311	$ 22,310,894	$ (9,953,213)	$ 12,363,992

See accompanying notes to the consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(6,483,876)	$(165,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	36,018	31,999
Amortization expense	528,850	-
Share-based compensation	404,004	-
Stock issued for services	472,830	-
Amortization of debt discount	542,130	-
Loss on investment in joint venture	36,300	-
Noncash lease expense	8,257	-
Noncash license costs	2,024,977	-
Operating expenses and interest paid through member contributions	-	69,088
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(276,078)	-
Accounts payable	663,115	-
Accrued liabilities	917,207	-
Related party payables	169,329	72,100
Operating lease liability	(8,257)	-
Other assets	(4,424)	-
Net Cash Provided by (Used in) Operating Activities	(969,618)	7,207

Cash Flows From Investing Activities

Investments in joint venture	(570,609)	-
Purchase of property and equipment	(992,539)	-
Net Cash Used in Investing Activities	(1,563,148)	-

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	1,478,838	-
Proceeds from issuance of convertible notes payable	1,304,000	-
Principal payments on notes payable	(6,688)	-
Principal payments on unsecured notes payable, related parties	(135,000)	-
Net Cash Provided by Financing Activities	2,641,150	-

Net Increase in Cash	108,384	7,207
Cash at Beginning of Period	89,550	-
Cash at End of Period	$197,934	$7,207

Noncash Investing and Financing Information:
Long-term assets purchased through share issuance	$5,056,477	$-
Long-term assets purchased through accounts payable	$1,118,349	$-
Long-term assets purchased through related party payables	$910,564	$117,142
Long-term assets contributed to joint venture	$52,450	$-
Debt discount on convertible notes payable	$1,099,813	$-
Issuance of common stock for investment in joint venture	$500,000	$-
Construction in process contingent liability	$544,464	$-
Payments on notes payable through member contributions	$-	$6,332
Operating expenses paid through member contributions	$-	$69,088
Interest paid through member contributions	$-	$8,781

See accompanying notes to the condensed consolidated financial statements.

NEWBRIDGE GLOBAL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Financial Statement Presentation and principles of consolidation – The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America and include the operations and balances of NewBridge Global Ventures, Inc. (“NewBridge”) and its wholly-owned subsidiaries, Elevated Education, Inc. (“Elevated”), 5Leaf, LLC (“5Leaf”), Genus Management Group, LLC (“Genus”), Mad Creek Farm, LLC (“Mad Creek”), 725 E 11th, LLC (“11th Street”), Timothy Lane LLC (“Timothy”), East 10th Street LLC (“10th Street”), The Bay Clonery, LLC (“Bay Clonery”), Roots of Caly, LLC (“Roots”) and 50% owned subsidiary Green Thumb Distributors, Inc. (“Green Thumb”). The consolidated financial statements include the operations of NewBridge and Elevated since July 14, 2018 which operations are continuing (see Reverse Acquisition below).  Genus, Timothy, 10th Street, Green Thumb, Bay Clonery, and Roots were formed in 2018 (collectively, “New Entities”, “we”, or “the Company”).  Intercompany balances and transactions have been eliminated in consolidation.

Organization – On July 14, 2018, NewBridge closed on Share Exchange and Purchase Agreements (the Share Exchange and Purchase Agreements the “Purchase Agreements”, the acquisitions the “July Acquisitions”, and the closing of the July Acquisitions the “Closing”) with the various members and shareholders of 11th Street, Mad Creek, Timothy, Genus (formerly GLML) and 5Leaf (together with Mad Creek, Timothy and Genus, the “Consortium”), whereby NewBridge purchased the shares or membership interests of the several entities comprising the Consortium for an aggregate of 31,000,000 shares of the Company’s common stock, par value $0.0001 per share. The Consortium consists of a farm, nursery, extraction facility, and management and real estate companies in the cannabis industry.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared with the recognition that there is considerable doubt about whether the Company can continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $6,483,876 for the six months ended June 30, 2019 and has an accumulated deficit of $9,953,213 at June 30, 2019.  The Company also used cash in operating activities of $969,618 during the six months ended June 30, 2019.   The Company is also in default on its notes payable related party, has a number of legal claims that have been filed for collection of amounts owed to various vendors, and has construction liens on some of its property (see Note 13).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  The results of operations for the six months ended June 30, 2019, may not be indicative of the results that may be expected for the year ending December 31, 2019.

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

Goodwill – The Company tests its recorded goodwill for impairment annually on November 30, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.  As of June 30, 2019 and 2018, goodwill was $9,245,953 and $0, respectively.

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

Revenue Recognition – The Company generates revenue through consulting arrangements, and in the future from manufacturing services, producing and selling products.  The revenue will be recognized at the point in time that the services are performed and products are sold and delivered to the customer.  This policy will be modified if necessary as the Company grows and develops multiple revenue sources. The company had rental income prior to 2019.  The rental income was recognized monthly when earned and collection reasonably assured.

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

Basic and Diluted Loss Per Share – Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period giving effect to potentially dilutive common stock equivalents.  As of June 30, 2019 and 2018, the Company had 7,136,667 and 0, respectively, common stock equivalents outstanding.

Customer Concentration – Concentration of credit risk with respect to accounts receivable is limited due to only having a few sales. For consulting revenue, the Company had one customer account for 100% of total rental income for the six months ended June 30, 2019.  There was no consulting revenue during the six months ended June 30, 2018.   For rent revenue, the Company had one tenant account for 100% of total rent revenue for the six months ended June 30, 2018.  There was no rent revenue for the six months ended June 30, 2019.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 changes the accounting for leases. In particular, lessees will recognize lease assets and lease liabilities for operating leases. The Company adopted ASU 2016-02 on January 1, 2019 as described in Note 11.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which simplifies the accounting for share-based payments granted to non-employees for goods and services. The guidance aligns the accounting for non-employee equity based awards with the accounting for employee equity-based awards, and requires equity-classified share-based payment awards issued to non-employees to be measured based on the grant date price, rather than remeasure the awards through the performance completion date. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and related disclosures.

NOTE 4 – CHANGES IN ACCOUNTING PRINCIPLE

As described in Note 6, the Company adopted Topic 842 Leases, effective January 1, 2019 resulting in the retrospective adjustment of the comparative 2018 periods presented. Prior to the application of Topic 842, the rent expense was recorded in the amount of the lease payments, adjusted on straight-line basis over the lease term. The presented condensed consolidated statement of operations and condensed consolidated statement of cash flows for the six-month period ended June 30, 2018 were not adjusted since the lease did not commence until August 1, 2018. The balance sheet presented as of December 31, 2018 is adjusted to reflect the ROU asset and operating lease liability described in Note 6.  Stockholders’ equity was not affected since the total 2018 expense remained the same.

NOTE 5 – ASSET PURCHASE AGREEMENTS AND JOINT VENTURES

EcoXtraction Asset Purchase and CleanWave Labs, LLC Joint Venture – On February 14, 2019, the Company and EcoXtraction LLC, a Louisiana limited liability company (the “Seller”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued to the Seller an aggregate of 2,350,000 shares of the Company’s common stock par value $0.0001 per share (the “Shares”) and the Seller sold to the Company certain equipment and other tangible property. In connection with the Purchase Agreement, the Company and the Seller entered into a Lock-Up Agreement, which provides that, among other things, the Seller may not liquidate any of the Shares received in connection with the Purchase Agreement until September 30, 2020 (the “Lock-Up Agreement”). Further, in connection with the Purchase Agreement and the Lock-Up Agreement, the Company and the Seller entered into a Registration Rights Agreement, wherein the Company agreed to provide certain registration rights under the Securities Act of 1933 (the “Securities Act”) including an obligation to, within ninety (90) days following the Seller’s written request, prepare and file with the Securities and Exchange Commission (the “SEC” or the “Commission”) a Registration Statement or Registration Statements on Form S-1, or such other applicable form if Form S-1 is not available.

The purchase accounting consisted of the following:

Machinery and equipment	$210,970
Technology licensing rights	2,820,530
Total assets	$3,031,500

The above table is a provisional valuation.  A formal valuation will be obtained for the year-end financial statements.

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

On February 14, 2019, the Company, EcoXtraction LLC (“EcoX”) and CleanWave entered into an Assignment and License Agreement (the “A&L Agreement”), pursuant to which EcoX agreed to assign and/or license certain intellectual property to CleanWave, and the Company agreed to contribute an aggregate of $2,000,000 of cash contributions to CleanWave (the “Cash Contribution”) such Cash Contribution being made no later than by the second anniversary of the effective date of the A&L Agreement. If the Cash Contribution is not met, then ownership of certain intellectual property described in the A&L Agreement shall revert back to EcoX, and CleanWave would execute all documents necessary to re-assign such intellectual property back to EcoX.

In connection with the Purchase Agreement, on February 14, 2019, the Company and EcoX created CleanWave Labs, LLC, a Nevada limited liability company (“CleanWave”) with each of the Company and EcoX as the members of CleanWave (the “Operating Agreement”). The Company shall own 50% of the member equity interests and 50% of the member profit interests of CleanWave. CleanWave was formed primarily for the purpose of (i) developing and exploiting certain proprietary technologies being assigned and licensed to the Company by EcoX designed to extract CBD, THC, as well as additional compounds from cannabis and hemp plants and (ii) manufacture and market equipment derived from that technology for use in extracting CBD, THC and additional compounds.  Pursuant to the terms of the Operating Agreement and in consideration of its membership interests, the Company shall provide certain equipment, as well as $2,000,000 in working capital over a two-year period, with the first $150,000 of the $2,000,000 paid to Hydro upon election to be used to pay Hydro the amount owed by EcoX to Hydro.

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

As of June 30, 2019, the Investment in CleanWave was $527,723, which consisted of $52,450 of equipment and $511,573 of cash contributed from NewBridge to CleanWave, less $36,300 for NewBridge’s share of the net loss of CleanWave during the six months ended June 30, 2019.

Hydro Technology License Acquisition – On April 12, 2019, the Company and Hydro Dynamics, Inc., a Georgia corporation (“Hydro”) entered into a technology license agreement (the “Agreement”), whereby the Company would license from Hydro certain Hydro-owned technology and associated intellectual property including the ShockWave Power Reactor/Extractor, such intellectual property being useful in a variety of industries including but not limited to those industries which extract, mix, heat, hydrate, homogenize and crystallize materials (the “Hydro Technology”). Pursuant to the terms and subject to the conditions set forth in the Agreement, the Company shall, in consideration for licensing the Hydro Technology from Hydro, furnish to Hydro: (i) a one-time lump-sum cash payment of $60,000 (the “Cash Payment”) no later than July 3, 2019; (ii) four semiannual payments of $125,000 each for an aggregate of $500,000 in payments beginning on January 15, 2020 and culminating with a final payment on July 15, 2021, such $500,000 is convertible into shares of the Company’s common stock, par value $0.0001 per share at a conversion price of $1.00 per share or the market price at the time of conversion but not less than $0.75 per share; (iii) 2,125,000 shares of the Company’s Common Stock (the “Stock Payment”) and (iv) an annual license fee of $100,000 no later than January 15 of each year of the Term beginning in 2022. In addition to these fees, Hydro and the Company agreed to enter into a revenue-sharing plan whereby the Company will furnish to Hydro 3% of net revenues from the Company derived by the Company’s sale or lease of certain technologies (the “Revenue-Sharing Arrangement”) and Hydro is further permitted to sell certain stand-alone products to third-parties in exchange for paying to the Company a participation fee for any such third-party sales. The agreement is perpetual, subject to the Company’s right to terminate the agreement at the end of the Company’s 2025 fiscal year.  The license does not meet the definition of an intangible asset acquired in an asset acquisition and, as a result, the cost of the license was expensed as of the effective date.  The total expense was $2,153,750, which consisted of the $60,000 cash payment, $500,000 convertible debt and $1,593,750 for the 2,125,000 shares of common stock issued at $0.75 per share.

King Hemp Farm, LLC Joint Venture – On April 17, 2019, the Company and King Hemp Farm NM, LLC, a New Mexico limited liability company (“King”), entered into an operating agreement (the “Operating Agreement”), pursuant to which the Companies formed King Hemp Farm LLC, a Nevada limited liability company (the “Joint Venture” or “King JV”). The Companies formed the Joint Venture primarily for the purpose of exploiting certain farming operations to raise hemp on properties controlled by King and to extract CBD and additional compounds from hemp plants. In connection with the Operating Agreement, King granted the Company two 10-year leases on at least 10 acres of land controlled by King. The managers of the Joint Venture are initially Robert Bench, the Company’s Chief Financial Officer, and Tyler King. The members of the Joint Venture are the Company and King, each with a 50% membership interest, with payment from the proceeds generated by the Joint Venture to be distributed in accord with the respective capital contributions of each of the Company and King.  King agreed to cultivate 50 acres of land in 2019 and the Company issued 1,000,000 shares, valued at $0.50 per share to King during April 2019.

The Company analyzed the King Joint Venture and determined that it is a variable interest entity since the total equity investment is not sufficient to permit the entity to finance its activities without additional funding from NewBridge.  Also, neither NewBridge nor King have a controlling financial interest in King JV since neither entity has the power to direct the activities of King JV that most significantly impact the economic performance of King JV.  This is because neither party can approve the annual budget without the other party’s agreement since neither party has a majority interest.  As a result, neither party is the primary beneficiary.  NewBridge accounted for its interest in King JV using the equity method.

As of June 30, 2019, the Investment in King JV was $553,855, which consisted of $53,855 of cash contributions and $500,000 of stock contributions from NewBridge during the six months ended June 30, 2019.  There was minimal activity in King JV as of June 30, 2019.

Innovative Separations Inc. Joint Venture – On May 1, 2019, the Company and Innovative Separations, LLC, an Oregon limited liability company (“Innovative”) together with Joseph Mazza, the managing member of Innovative (“Mr. Mazza”) entered into a letter of intent, pursuant to which the Company and Innovative will be joint partners for the purpose of exploiting certain farming operations that raise cannabis and hemp and to extract CBD, THC and other compounds from cannabis and hemp plants through the use of certain technologies and equipment (the “Innovative Transaction”). Pursuant to the terms of the letter of intent and subject to the conditions to be set forth in an Operating Agreement, the Company may: (i) issue 25,000 shares of the Company’s common stock to Mr. Mazza, and 25,000 shares of the Company’s common stock to the Gary and Gail Harstein Family Trust; (ii) enter into a lease purchase option to purchase certain property; (iii) place at least one Company ShockWave Power™ Reactor (SPR) in Innovative and (iv) provide cash for working capital of up to $200,000 over a one-year period. In addition to the Innovative joint venture, the Company will receive the right to use certain trade names and access to certain lands currently owned by Innovative (together with the Innovative joint venture, the “Innovative Interests”). The term of the proposed Operating Agreement shall be perpetual absent certain dissolution provisions as further described in the Operating Agreement. The Operating Agreement may also provide for certain drag-along provisions, whereby the Managers may require any members of Innovative to sell their respective Innovative MIs to a proposed purchaser.

As of June 30, 2019, the Company and Innovative had not entered into any agreements, issued any stock, or placed the SPR extraction unit; however, the Company has advanced $200,000 to Innovative for purchase of Hemp biomass, which will be inventory of the joint venture once the joint venture agreement is finalized.  The $200,000 is classified as a prepaid asset on the Company’s books as of June 30, 2019.

Apothio Bakersfield, LLC Joint Venture – On May 2, 2019, the Company and Apothio, LLC, a Colorado limited liability company (“Apothio”) entered into an operating agreement (the “Operating Agreement”), pursuant to which the Company and Apothio agreed to form Apothio Bakersfield, LLC, a Nevada limited liability company (the “Joint Venture” or “Apothio JV”), whereby pursuant to the terms and subject to the conditions set forth in the Operating Agreement, the Company and Apothio shall each receive fifty percent (50%) of the membership interests in the Joint Venture. Under the terms of the Operating Agreement, the Company will be required to: (i) underwrite costs to contribute extraction equipment; (ii) fund the cost of a fully-functional extraction facility and (iii) install a fully-functional testing laboratory with certain equipment as determined by the managers of the Joint Venture. Apothio will contribute existing biomass of approximately 150,000 pounds for the Company to begin processing and extraction, and will contribute some of its 512 acres of plants. The term of the Operating Agreement shall be perpetual absent certain dissolution provisions as further described in the Operating Agreement.  The Operating Agreement also provides for certain drag-along provisions, whereby the managers may require any members of the Joint Venture to sell their respective membership interests to a proposed purchaser.

The Company analyzed the Apothio Joint Venture and determined that it is a variable interest entity since the total equity investment is not sufficient to permit the entity to finance its activities without additional funding from NewBridge.  Also, neither NewBridge nor Apothio have a controlling financial interest in Apothio JV since neither entity has the power to direct the activities of Apothio JV that most significantly impact the economic performance of Apothio JV.  This is because neither party can approve the annual budget without the other party’s agreement since neither party has a majority interest.  As a result, neither party is the primary beneficiary.  NewBridge accounted for its interest in Apothio JV using the equity method.

As of June 30, 2019, the Investment in Apothio JV consisted of $5,182 of cash contributions.  There was minimal activity in Apothio JV as of June 30, 2019.

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

Balance sheet information related to the lease is as follows:

	June 30,	December 31,
	2019	2018

Operating lease right-of-use asset	$250,019	258,276
Operating lease liability, current portion	(17,799)	(16,935)
Operating lease liability, net of current portion	(232,220)	(241,341)

The components of lease expense are as follows:

	June 30,	June 30,
	2019	2018

Amortization of right-of-use asset recorded as rent expense	$8,257	-
Interest on lease liability included in other expense	12,743	-

Total lease cost	$21,000	-

Maturities of the lease liability for the twelve months ended June 30, 2019 are as follows:

Future Minimum Lease Payments

2020	$42,000
2021	42,000
2022	42,000
2023	42,000
2024	42,000
Thereafter	171,500
Total future minimum lease payments	$381,500
Less: amount representing interest	(131,481)
Present value of future payments	$250,019
Current portion	17,799
Long-term portion	232,220

Other information related to the lease:

	June 30,	June 30,
	2019	2018

Operating cashflows
Cash paid related to operating lease obligations	$10,500	-
Weighted average remaining lease term (in years)
Operating leases	9.08	-
Weighted average discount rate
Operating leases	10.0%	0.0%

On March 31, 2019, there was a fire on the property next to the location of the lease making the building uninhabitable since then.  The city removed the red tag on the property on June 17 so now the landlord can get the insurance company to assess the water damage and begin repairing the building.  It will likely continue to be uninhabitable through September 2019. According to the lease, the Company does not have to make lease payments while the building is uninhabitable and also has the option to terminate the lease if it chooses.  The Company has not made a decision yet on whether to terminate the lease and stopped paying rent until the property is fixed.  The ROU asset and lease liability will continue to decrease as originally scheduled.

NOTE 7 – PROPERTY AND EQUIPMENT

As of June 30, 2019, the Company’s property and equipment consists of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2019	2018

Land	n/a	$908,271	$908,271
Buildings and improvements	5-30 years	2,391,922	2,391,922
Machinery and equipment	3-8 years	893,562	424,461
Office furniture and equipment	3-8 years	26,120	23,146
Construction in progress	n/a	4,964,404	1,712,043
Total		9,184,279	5,459,843
Less accumulated depreciation		(248,552)	(212,534)
Net property and equipment		$8,935,727	$5,247,309

For the six months ended June 30, 2019 and 2018, the Company had depreciation expense of $36,018 and $31,999, respectively.

NOTE 8 – INTANGIBLE ASSETS

As of June 30, 2019, the intangible assets consist of the following:

	Estimated	June 30,
	Useful Life	2019

Technology licensing rights	2 years	$2,820,530
Total		2,820,530
Less accumulated amortization		(528,850)
Net intangible assets		$2,291,680

The technology licensing rights were acquired as part of an asset purchase agreement (see Note 5).  The Company has an exclusive license to water extraction technology for two years and a non-exclusive license in perpetuity.  For the six months ended June 30, 2019, the Company had amortization expense of $528,850.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On January 7, 2019, the Company completed the first close on a $7.5 million private offering of securities (the “Offering”), whereby the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued to those investors $1,074,000 worth of 10% convertible promissory notes, convertible into shares of the Company’s common stock, par value $0.0001 per share at a  conversion price of $1.00 per share upon the terms and subject to the conditions set forth in the Note Purchase Agreement and the Notes (the “Notes”), for a maximum of $7.5 million. The Notes have a maturity date of December 31, 2019 if not converted.  The Company recorded a beneficial conversion feature of $1,031,040 upon issuance and recognized amortization of the debt discount of $239,040 for the six months ended June 30, 2019. On March 14, 2019, the Company completed the second close and issued $230,000 worth of 10% convertible promissory notes.  The terms and maturity date are the same as those for the January 7 closing.

In conjunction with the April 12, 2019 Hydro technology license acquisition (Note 5), the Company recorded convertible debt of $500,000.  The Company did not receive cash proceeds.  The Company agreed to make four semi-annual payments of $125,000 with the first installment no later than January 15, 2020.  The loan does not accrue interest and matures on July 15, 2021.  The loan can be converted into shares of common stock of NewBridge at any time at the option of the holder.  The conversion price is between $0.75 and $1.00 depending on the fair value of the common stock.  The effective interest rate on the loan is 22.3%.  The Company recorded a debt discount of $137,547, which consisted of a fair value adjustment of $68,773 and a beneficial conversion feature of $68,774.  Amortization of the debt discount was $17,501 for the three months ended June 30, 2019.

As a result of the default on several related party promissory notes as of April 1, 2019, the Company’s convertible notes in the aggregate principal and interest amount of $1,875,009 are deemed to be in default as they contain cross-default provisions. Accordingly, the Company is accruing interest in such notes at their default rates since the date of the default. In addition, the holders of such notes may request that such notes be accelerated as a result of such cross-default.

The convertible notes payable consist of the following:

	June 30,	December 31,
	2019	2018

Convertible notes payable	$1,875,009	$-
Less debt discount	(649,966)	-
Convertible notes payable, net of discount	1,225,043	-
Less current portion	(1,225,043)	-
Convertible notes payable, net of current portion and discount	$-	$-

NOTE 10 – NOTES PAYABLE

As of June 30, 2019, the Company’s notes payable consisted of bank loans of $343,901 on the Mad Creek property, which is collateralized by the Mad Creek property and $383,737 on the 10th Street property, which was assumed when the property was deeded to the Company on September 12, 2018 and is collateralized by the 10th Street property.  The Mad Creek loan had a variable interest rate of 4.75% as of June 30, 2019 that adjusts on May 1 and November 1 each year.  The loan matures on November 1, 2036.  The 10th Street loan has a fixed interest rate of 9.66% and a maturity date of July 1, 2036.

On May 13, 2019, the Company signed a $1,657,609 note payable with Gravity Capital, LLC.  The note is collateralized by the Timothy Lane and 11th Street properties.  The note has a one year term maturing on May 13, 2020.  Monthly payments are due by the first day of each month beginning July 1, 2019 with the principal due at maturity.  The Company paid discount points and loan fees of $178,771, which have been recorded as a discount and amortized over the term of the note. The amortization of the discount is classified as interest expense.  The interest rate on the note is 15%.  The default interest rate is 24% and there is a 10% late payment penalty for any late payments.  The effective interest rate is 17%.  As of June 30, 2019, the Company had accrued interest of $33,152.  For the six months ended June 30, 2019, the Company recognized amortization of the discount of $23,510.  Subsequent to June 30, the Company defaulted on the loan since it did not make the first two payments that were due on July 1 and August 1.  As a result, the Company began accruing interest at the 24% default rate and accruing the 10% penalty on the missed payments.

As a result of the default on several related party promissory notes as of April 1, 2019, the Company’s promissory notes in the aggregate principal and interest amount of $2,418,400 are deemed to be in default as they contain cross-default provisions. Accordingly, the Company is accruing interest in such notes at their default rates since the date of the default. In addition, the holders of such notes may request that such notes be accelerated as a result of such cross-default.

The notes payable consist of the following:

	June 30,	December 31,
	2019	2018

Note payable	$2,418,400	$734,327
Less debt discount	(155,261)	-
Notes payable, net of discount	2,263,139	734,327
Less current portion	(1,553,525)	(23,355)
Note payable, net of current portion and discount	$709,614	$710,972

NOTE 11 – STOCK OPTIONS

As of June 30, 2019, options to purchase 5,000,000 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the six months ended June 30, 2019 is as follows:

	2019
		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,580,000	$0.25
Granted	3,586,000	0.78
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of end of the period	5,166,000	0.62

Exercisable as of end of the period	5,166,000	0.62

As of June 30, 2019, options exercisable and options outstanding had a weighted average remaining contractual term of 2.6 years and had an aggregate intrinsic value of $313,314.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in the six months ended June 30, 2019:

2019
Expected life (in years)	2.6
Risk free rate	2.5%
Volatility	393.1%
Dividend yield	-

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of June 30, 2019, there was $2,701,689 of unrecognized share-based compensation cost related to grants under the stock option plans that will be recognized over a weighted-average period of 2.6 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of income for each of the six-month periods ended June 30, 2019 and 2018 was $404,004 and $0, respectively.  Share-based compensation expense included in selling, general and administrative expense in the statements of income for each of the three-month periods ended June 30, 2019 and 2018 was $290,757 and $0, respectively.

NOTE 12 – SHAREHOLDERS’ EQUITY

We have authorized capital stock consisting of 100,000,000 shares of $0.0001 par value common stock and 400,000 shares of $0.0001 par value preferred stock. At June 30, 2019 and December 31, 2018, we had 63,098,055 and 57,116,055 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

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

On April 9, 2019, effective as of April 16, 2019, the Company entered into a one-year consulting agreement with Aston Capital where it agreed to issue to Mr. Kwan an aggregate of 250,000 shares of the Company’s common stock, par value $0.0001 and granted to Mr. Kwan options to purchase an aggregate of 250,000 shares of common stock of the Company at a strike price of $0.65 per share. The shares issued were valued at $162,500 based on the $0.65 fair value of the stock on April 9, 2019 and were expensed immediately due to no ongoing service requirement.  The options were valued at $152,441 and vest over two years.  The Company recognized expense of $16,683 for the three months ended June 30, 2019.

On April 9, 2019, the Company issued 25,000 shares to Ole Sigetty for compensation through the quarter ended June 30, 2019.  The Company recognized share-based compensation during the quarter ended June 30, 2019 of $16,250 related to this issuance.  The value was based on the fair value of the Company’s common stock.

On April 10, 2019, the Company issued 1,000,000 shares to King Hemp NM as part of the formation of the King JV (Note 5).  The shares were valued at $500,000 based on the $0.50 fair value of the stock on April 10, 2019.  The $500,000 was recorded as an equity investment to the King JV.

On April 12, 2019, the Company issued 2,125,000 shares to Hydro Dynamics, Inc. as part of the Hydro technology license acquisition (Note 5).  The shares were valued at $1,593,750 based on the $0.75 fair value of the stock on April 12, 2019 and were expensed during the period since the license did not meet the definition of an intangible asset.

NOTE 13 – COMMITMENTS, LEGAL CLAIMS, AND CONTINGENCIES

As discussed in Note 5, the Company is committed to contributing $2,000,000 to CleanWave by February 14, 2021 to fund the joint venture’s operations.  The Company had contributed $511,573 as of June 30, 2019.

The Company has experienced a shortage of cash to pay many of its service providers and contractors on a timely basis. This has resulted in demands for payment, liens and lawsuits filed against the Company. The following are current lawsuits and liens outstanding and that are in various stages of verification by the Company and negotiation with the creditors:

Consultant or Service Provider	Date Filed	Amount	Accrued as of June 30, 2019	Status
Gravity Capital	May 13, 2019	$1,690,761	$1,690,761	Past Due
Emigdio Preciado	June 7, 2019	$46,750	$46,750	Lien, Verifying
Rolando Dizon	June 10, 2019	$60,320	$60,320	Lien, Verifying
Samuel Ochoa (12th Str)	June 10, 2019	$438,730	$438,730	Lien, Verifying
Asphalt Surfacing	July 8, 2019	$26,750	$26,750	Lien, Verifying
Gibraltar Construction	August 8, 2019	$311,577	$311,577	Lawsuit, Negotiation
Samuel Ochoa (10th Str)	September 3, 2019	$399,800	$399,800	Lawsuit, Negotiation
Eric Tran et al	September 17, 2019	$1,504,488	$1,504,488	Lawsuit, Verifying
Mark Mersman (Severance)	September 25, 2019	$125,000	$125,000	Threatened
Scott Cox (Severance)	September 25, 2019	$125,000	$125,500	Threatened

The Company accrued the amounts as noted above but has not agreed that these amounts are all legitimate payables.  Of the above accrual balance, $545,000 is classified as a contingent liability since this amount is lacking support and will likely be disputed by the Company.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company is leasing 4200 square feet of property from Hong So Mac, the father of Sam Mac, one of the principal shareholders (see Note 6).  Total rent payments of $10,500 were made for the three months ended March 31, 2019.  No rent payments were made since March 31, 2019 due to the fire damage (see Note 6).

On December 31, 2018, the Company issued notes payable of $958,467 to several of its principal shareholders, members of management and affiliated companies.  The notes have been classified as notes payable related party.  The notes bear interest at 8% and carry either a $5,000 or $1,000 late fee if not paid in full by March 31, 2019, the maturity date.  A few of the notes had due dates on March 28, 2019.  The interest increases to 12% for unpaid balances after the maturity date.  The notes are unsecured except for one note for $261,650 which is secured by equipment that was purchased with the funds from the note. Most of the remaining balance is payable to Tran Millenium, a company owned by Eric Tran, for consulting related to the formation, strategy, permitting, licensing, compliance and construction design for the new entities formed during 2018.  As of March 31, 2019, the Company had paid back $135,000 of the notes payable related party but was in default on the rest.  As of June 30, 2019, the Company had notes payable related parties of $895,943, which includes interest and penalties of $72,476.

As of June 30, 2019 and December 31, 2018, the Company had related party payables of $1,185,450 and $106,093, respectively, for reimbursable expenses.

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

Patrick Tang’s employment agreement commences March 1, 2019 and terminating on December 31, 2020, with extensions upon mutual agreement.  His base salary is $10,000 per month for March thru December 2019 and then $15,000 per month for the twelve months ended December 2020.  Patrick will also be granted options to acquire 300,000 shares of the Company’s Common Stock par value $0.0001 and will be eligible for an annual bonus.  Also, on December 18, 2018, the Company signed an interim services agreement with Patrick Tang in which he received 32,000 shares of common stock for interim services from December 18, 2018 through March 31, 2019.

On January 18, 2019, the Company granted non-statutory stock options of 1,000,000 to Synergistic Technologies Associates, LLC (a company owned by Dr. John MacKay) and 300,000 to Patrick Tang.  The options have an exercise price of $1.00 per share.

On January 17, 2019, the Board approved the appointment of Ellen Gee as President of 5Leaf, LLC, replacing Dr. John MacKay.

On April 16, 2019, the Board appointed Arthur Kwan to the Company’s Board.

On May 10, 2019, the Board appointed Eric Baum to the Company’s Board.

On June 6, 2019, the Company terminated Eric Tran from his position as Chief Strategy Officer of NewBridge Global Ventures, Inc. and from his employment and directorship positions with each of the Company’s subsidiaries.

NOTE 16 – SUBSEQUENT EVENTS

On August 19, 2019, Mr. Ole Sigetty resigned as a director of the Company.

On August 22, 2019, the Company entered into a technology license agreement (the “Agreement”) with AgriSep LLC (“AgriSep”). Pursuant to the Agreement, AgriSep has granted the Company an exclusive worldwide license to use AgriSep’s technology to recover legal cannabidiol (CBD) oil and other legal extracts from cannabis plants. In consideration for the license, the Company will pay AgriSep a royalty equal to 3% of net revenue received by the Company, less certain expenses, from oil extraction operations utilizing the AgriSep technology. The Agreement provides for certain minimum royalty payments and also provides for the Company to pay certain expenses of AgriSep as set forth in the Agreement.  As Partial consideration for the grant of the license, the Company issued 1,000,000 shares of common stock to AgriSep immediately and an additional 1,000,000 shares of common stock when the AgriSep Technology is installed, operational and ready for use in a technology application.

On August 26, 2019, the Company entered into an employment agreement with Eric Anderson for Mr. Anderson to serve as the Company’s Chief Strategy Officer. The employment agreement is effective from August 20, 2019 to December 31, 2020 on an at will basis. The agreement provides for a base salary of $120,000 per year and options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.26 per share. The options are being issued pursuant to the Company’s Equity Incentive Plan. Mr. Anderson is also entitled to a bonus at the Board’s discretion based on meeting certain objectives. In the event that Mr. Anderson is terminated, other than for cause as defined in the agreement, he is entitled to three month’s salary and medical coverage.

On August 28, 2019, John MacKay resigned as the Company’s Chief Technology Officer, as well as his positions as President of 5 Leaf LLC and Elevated Education, Inc. to pursue writing, teaching and general consulting.

On September 3, 2019, each of Arthur Kwan and Eric Baum tendered their resignations from each of their respective positions as members of the Board of Directors of NewBridge Global Ventures, Inc.

On September 10, 2019, Eric Tran tendered his resignation from his position as a member of the Board of Directors of NewBridge Global Ventures, Inc.

On September 11, 2019, the Board of Directors of the Company approved (i) the authorization, approval and ratification of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorizes shares from 100,000,000 to 200,000,000; and (ii) the authorization and approval of the increase to the number of shares authorized under the Company’s 2019 Equity Incentive Plan to 12,000,000.

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

Executive Summary

With a series of acquisitions and joint venture partnerships completed since January of 2019, the Company is positioning itself to begin operations and growth. The Company’s recent licensing of the ShockWave Power™ Reactor (SPR), has brought us an innovative and efficient way of extracting oil from cannabis and industrial hemp at scale. The promise of this oil extraction process has led to the signing of four joint venture partnerships with hemp farms in Oregon, California, and New Mexico. This will allow the Company to expand its operations and become a player in the large and growing oil extraction niche along with our existing facilities in Oakland that are nearing completion for cloning, extraction, and distribution. The Company expects to be in operations during the first quarter of 2020.

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

Results of Operations

During the six months ended June 30, 2019, the Company had a net loss of $6,483,876 compared to a net loss of $165,980 for the six months ended June 30, 2018.  The increase in net loss was mainly due to the additional entities and joint ventures acquired or formed over the past six months and also the technology licenses acquired by the Company.

During the three months ended June 30, 2019, the Company had a net loss of $4,397,100 compared to a net loss of $109,337 for the three months ended June 30, 2018.  The increase in net loss was mainly due to the additional entities and joint ventures acquired or formed over the past three months and also the technology licenses acquired by the Company.

Operating expenses consist mainly of employee salaries, share-based compensation, consulting, legal and accounting.  We expect operating expenses to increase in the future based on the recent acquisitions and joint ventures and beginning operations.

Liquidity and Capital Resources

During the six months ended June 30, 2019, we had a net loss of $6,483,876. At June 30, 2019, we had an accumulated deficit of $9,953,213.

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

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30,
	2019	2018

Cash provided by (used in) operating activities	$(969,618)	$7,207
Cash used in investing activities	(1,563,143)	-
Cash provided by financing activities	2,641,150	-
Net increase in cash	$108,384	$7,207

Number of Employees

As of June 30, 2019, the Company had 6 full-time and 2 part-time employees.

Disclosure of Contractual Obligations

None.

Off-Balance Sheet Financing Arrangements

The Company had no off-balance sheet financing arrangements at June 30, 2019 and December 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) and based upon this evaluation concluded that as of June 30, 2019, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has experienced a shortage of cash to pay many of its service providers and contractors on a timely basis. This has resulted in demands for payment, liens and lawsuits filed against the Company. The following are current lawsuits and liens outstanding and that are in various stages of verification by the Company and negotiation with the creditors:

Consultant or Service Provider	Date Filed	Amount	Accrued as of June 30, 2019	Status
Gravity Capital	May 13, 2019	$1,690,761	$1,690,761	Past Due
Emigdio Preciado	June 7, 2019	$46,750	$46,750	Lien, Verifying
Rolando Dizon	June 10, 2019	$60,320	$60,320	Lien, Verifying
Samuel Ochoa (12th Str)	June 10, 2019	$438,730	$438,730	Lien, Verifying
Asphalt Surfacing	July 8, 2019	$26,750	$26,750	Lien, Verifying
Gibraltar Construction	August 8, 2019	$311,577	$311,577	Lawsuit, Negotiation
Samuel Ochoa (10th Str)	September 3, 2019	$399,800	$399,800	Lawsuit, Negotiation
Eric Tran et al	September 17, 2019	$1,504,488	$1,504,488	Lawsuit, Verifying
Mark Mersman (Severance)	September 25, 2019	$125,000	$125,000	Threatened
Scott Cox (Severance)	September 25, 2019	$125,000	$125,500	Threatened

The Company accrued the amounts as noted above but has not agreed that these amounts are all legitimate payables.  Of the above accrual balance, $545,000 is classified as a contingent liability.

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

On April 9, 2019, effective as of April 16, 2019, the Company issued 250,000 shares of restricted common stock to Aston Capital for consulting fees at $0.65 per share for total consideration of $162,500.

On April 9, 2019, the Company issued 25,000 shares to Ole Sigetty for compensation.  The Company recognized share-based compensation of $16,250 related to this issuance.  The value was based on the fair value of the Company’s common stock of $0.65 per share on April 9, 2019.

On April 10, 2019, the Company issued 1,000,000 shares to King Hemp NM as part of the formation of the King JV (Note 5).  The shares were valued at $500,000 based on the $0.50 fair value of the stock on April 10, 2019.

On April 12, 2019, the Company issued 2,125,000 shares to Hydro Dynamics, Inc. as part of the Hydro technology license acquisition (Note 5).  The shares were valued at $1,593,750 based on the $0.75 fair value of the stock on April 12, 2019.

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

NEW BRIDGE GLOBAL VENTURES, INC.

Date:	October 11, 2019	By:	/s/ Robert K. Bench
Robert K. Bench, Interim Chief Executive Officer

Date:	October 11, 2019	By:	/s/ Robert K Bench
Robert K Bench, Principal Financial Officer